Form 10-Q
period 2006-09-30
Hiland Holdings GP, LP
filed 2006-11-13
CIK 1363381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO

Commission file number:  000-51120

Hiland Holdings GP, LP

(Exact name of Registrant as specified in its charter)

DELAWARE	76-0828238
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

205 West Maple, Suite 1100
Enid, Oklahoma	73701
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number including area code (580) 242-6040

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by a check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The number of the registrant’s outstanding equity units at November 6, 2006 was 21,612,000 common units.

HILAND HOLDINGS GP, LP

HILAND HOLDINGS GP, LP

Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(unaudited)	Predecessor
	(in thousands, except unit amounts)
ASSETS
Current assets:
Cash and cash equivalents	$11,030	$6,318
Accounts receivable:
Trade	17,836	21,893
Affiliates	944	1,508
	18,780	23,401
Fair value of derivative assets	4,322	868
Other current assets	489	395
Total current assets	34,621	30,982

Property and equipment, net	247,901	120,715
Intangibles, net	54,634	41,179
Fair value of derivative assets	2,549	181
Other assets, net	2,049	1,028

Total assets	$341,754	$194,085

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$14,041	$13,349
Accounts payable-affiliates	4,747	5,819
Fair value of derivative liabilities	1,671	—
Accrued liabilities	1,369	1,426
Total current liabilities	21,828	20,594

Commitments and contingencies (Note 9)
Long-term debt	134,318	33,784
Fair value of derivative liabilities	557	—
Asset retirement obligation	2,177	1,024
Minority interests	142,043	135,892

Owners’ equity
Predecessor members’ equity	—	2,770
Common unitholders (21,612,000 units issued and outstanding)	38,118	—
Accumulated other comprehensive income	2,713	21
Total owners’ equity	40,831	2,791

Total liabilities and owners’ equity	$341,754	$194,085

The accompanying notes are an integral part of these financial statements.

HILAND HOLDINGS GP, LP

Consolidated Statements of Operations

For the Three and Nine Months Ended (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands, except per unit amounts)
Revenues:
Midstream operations
Third parties	$55,137	$39,608	$156,606	$91,780
Affiliates	925	1,112	3,194	3,514
Compression services, affiliate	1,205	1,205	3,615	3,012
Total revenues	57,267	41,925	163,415	98,306

Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	26,480	21,713	78,389	50,750
Midstream purchases -affiliate (exclusive of items shown separately below)	13,129	11,600	39,576	26,798
Operations and maintenance	4,569	1,897	11,140	5,083
Depreciation, amortization and accretion	6,462	2,912	16,256	6,924
General and administrative expenses	1,397	542	3,695	1,591
Total operating costs and expenses	52,037	38,664	149,056	91,146
Operating income	5,230	3,261	14,359	7,160

Other income (expense):
Interest and other income	68	70	221	112
Amortization of deferred loan costs	(170)	(83)	(402)	(360)
Interest expense	(2,387)	(585)	(4,649)	(766)
Other income (expense), net	(2,489)	(598)	(4,830)	(1,014)

Income before minority interest in income of Hiland Partners, LP	2,741	2,663	9,529	6,146
Minority interest in income of Hiland Partners, LP	(2,765)	(2,617)	(8,991)	(5,577)
Net income (loss)	(24)	$46	538	$569

Less income (loss) attributable to predecessor	(155)		407
Limited partners’ interest in net income	$131		$131

Net income per limited partners’ unit - basic and diluted	$0.01		$0.01

Weighted average limited partners’ units outstanding - basic and diluted	21,612		21,612

The accompanying notes are an integral part of these financial statements.

HILAND HOLDINGS GP, LP

Consolidated Statements of Cash Flows

For the Nine Months Ended (Unaudited)

	September 30,	September 30,
	2006	2005
		Predecessor
	(in thousands)
Cash flows from operating activities:
Net income	$538	$569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,209	6,898
Accretion of asset retirement obligation	47	26
Amortization of deferred loan cost	402	360
Gain on hedge ineffectiveness	(133)	—
Unit based compensation	364	52
Minority interest in income of Hiland Partners, LP	8,991	5,577
(Increase) decrease in current assets, net of acquisition effects:
Accounts receivable	4,057	(14,415)
Accounts receivable - affiliates	864	(151)
Other current assets	(94)	(163)
Increase (decrease) in current liabilities, net of acquisition effects:
Accounts payable	692	(957)
Accounts payable-affiliates	(1,658)	2,730
Accrued liabilities	231	477
Increase in other assets	(144)	—
Net cash provided by operating activities	30,366	1,003

Cash flows from investing activities:
Additions to property and equipment	(47,989)	(2,770
Payments for businesses acquired, less cash received	(96,400)	(62,440)
Proceeds from disposals of property and equipment	111	—
Net cash used in investing activities	(144,278)	(65,210)

Cash flows from financing activities:
Proceeds from public offering-net of underwriters discount	139,617	—
Minority interest proceeds from initial public offering of Hiland Partners, LP - net	—	48,128
Redemption of common units of Hiland Partners, LP from organizers	—	(6,278)
Distributions to organizers	—	(3,851)
Cash not contributed by organizers	—	(869)
Payment of initial public offering costs of Hiland Partners, LP	—	(2,249)
Proceeds from long-term borrowings	135,535	93,700
Payments on long-term borrowings	(35,000)	(23,951)
Debt issuance costs	(1,279)	(1,189)
Payment of initial public offering costs	(1,772)	—
Cash distribution to controlling members for net assets of Hiland Partners GP, LLC.	(137,817)	—
Cash distribution to controlling member for net assets of Hiland Partners, LLC.	—	(26,980)
Capital contributions	36,506	100
Proceeds from exercised unit options of Hiland Partners, LP	1,094	—
Minority interest cash distribution to unitholders of Hiland Partners, LP	(16,509)	(4,675)
Cash distribution to members of Hiland Partners GP, LLC	(1,750)	(883)
Net cash provided by financing activities	118,625	71,003

Increase for the period	4,712	6,796
Beginning of period	6,318	217
End of period	$11,030	$7,013
Supplementary information
Cash paid for interest, net of amounts capitalized	$4,649	$367

The accompanying notes are an integral part of these financial statements.

September 30,
2006
(in thousands)
Non-cash investing and financing activities:

May 10, 2006 purchase of limited partner common units of Hiland Partners, LP in excess of proportionate historical financial cost basis of Hiland Partners, LP allocated to property and equipment and intangible assets as follows:

Property and equipment	$4,488
Customer contracts	6,980
Excess of cost over proportionate equity interest	$11,468

The accompanying notes are an integral part of these financial statements

Hiland Holdings GP, LP

Consolidated Statement of Changes in Owners’ Equity and Comprehensive Income

For the Nine Months Ended September 30, 2006 (Unaudited)

			Accumulated
	Predecessor		Other		Total
	Members’	Common	Comprehensive		Comprehensive
	Equity	Units	Income	Total	Income
	(in thousands, except unit amounts)

Balance, January 1, 2006	$2,770	$—	$21	$2,791

Capital contributions	36,506	—	—	36,506

Cash distributions	(1,750)	—	—	(1,750)

Member compensation	24	—	—	24

Net income from January 1, 2006 through September 25, 2006	407	—	—	407	$407

Contribution of member interest in Hiland Partners GP, LLC	(37,957)	37,957	—	—

Proceeds from initial public offering, net of underwriter discount (8,050,000 common units)	—	139,617	—	139,617

Offering costs of initial public offering	—	(1,772)	—	(1,772)

Cash distribution to controlling members for contribution of units	—	(137,817)	—	(137,817)

Unit based compensation	—	2	—	2

Other comprehensive income reclassified to income on closed derivative transactions	—	—	(1,424)	(1,424)	(1,424)

Change in fair value of derivatives	—	—	4,116	4,116	4,116

Net income from September 25, 2006 through September 30, 2006	—	131	—	131	131

Comprehensive income					$3,230

Balance September 30, 2006	$—	$38,118	$2,713	$40,831

The accompanying notes are an integral part of this financial statement.

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(in thousands, except unit information or unless otherwise noted)

Note 1:  Organization, Basis of Presentation and Principles of Consolidation

Unless the context requires otherwise, references to “we”, “our,” “us,” “HPGP” or “the Partnership” are intended to mean the consolidated business and operations of Hiland Holdings GP, LP. References to “HPGP GP” refer to Hiland Partners GP Holdings, LLC, which serves as our general partner. References to “HLND” are intended to mean the consolidated business and operations of Hiland Partners, LP and its subsidiaries. References to “HLND GP” refer to Hiland Partners GP, LLC, the general partner of Hiland Partners, LP.

The consolidated financial statements presented in this Form 10-Q present the financial position and results of Hiland Partners GP, LLC (Predecessor) for periods presented through September 24, 2006. The financial statements also include the results of operations of Hiland Holdings GP, LP for the period from September 25, 2006, the date Hiland Holdings GP, LP commenced operations. The balance sheet as of September 30, 2006 presents solely the consolidated financial position of Hiland Holdings GP, LP.

Hiland Holdings GP, LP, a Delaware limited partnership was formed in May 2006 to own and control Hiland Partners GP, LLC, the general partner of Hiland Partners, LP and certain other common and subordinated units in HLND. HLND GP was formed in October 2004 to hold the 2% general partner ownership interest in HLND and serve as its general partner. HLND GP manages the operations of HLND. In connection with the closing of our initial public offering, all of the membership interests in HLND GP were contributed to us. HLND GP constitutes our predecessor.

Our general partner, HPGP GP, manages our operations and activities, including, among other things, paying our expenses and establishing the quarterly cash distribution levels for our common units and reserves that our general partner determines, in good faith, are necessary or appropriate to provide for the conduct of our business, to comply with applicable law, any of our debt instruments or other agreements or to provide for future distributions to our unitholders for any one or more of the upcoming four quarters.

HLND, a Delaware limited partnership, was formed in October 2004 to acquire and operate certain midstream natural gas plants, gathering systems and compression and water injection assets located in the states of Oklahoma, North Dakota, Wyoming, Texas and Mississippi that were previously owned by Continental Gas, Inc. (“CGI”) and Hiland Partners, LLC. HLND commenced operations on February 15, 2005, and concurrently with the completion of its initial public offering, CGI contributed a substantial portion of its net assets to HLND.

CGI constitutes HLND’s predecessor. The transfer of ownership of net assets from CGI to HLND represented a reorganization of entities under common control and was recorded at historical cost. Accordingly, the consolidated financial statements include the historical operations of CGI prior to the transfer to HLND. CGI was formed in 1990 as a wholly owned subsidiary of Continental Resources, Inc. (“CRI”).

CGI operated in one segment, midstream, which involved the gathering, compressing, dehydrating, treating, and processing of natural gas and fractionating natural gas liquids, or NGLs. CGI historically has owned all of HLND’s natural gas gathering, processing, treating and fractionation assets other than the Worland and Bakken gathering systems. Hiland Partners, LLC historically owned the Worland gathering system and compression services assets, which HLND acquired on February 15, 2005, and the Bakken gathering system. The net assets acquired by HLND on February 15, 2005 had a fair value of $48.6 million. Since its initial public offering, HLND has operated in midstream and compression services segments. On September 26, 2005, HLND acquired Hiland Partners, LLC, which at such time owned the Bakken gathering system, for $92.7 million, $35.0 million of which was used to retire outstanding Hiland Partners, LLC indebtedness. On May 1, 2006, HLND acquired the Kinta Area gathering assets from Enogex Gas Gathering, L.L.C., consisting of certain eastern Oklahoma gas gathering assets, for $96.4 million.  HLND financed the acquisition with $61.2 million of borrowings from its credit facility and $35.0 million of proceeds from the issuance of 761,714 of its common units and 15,545 of its general partner equivalent units, both at $45.03 per unit to HLND GP.

The unaudited consolidated financial statements for the three and nine months ended September 30, 2006 and 2005 included herein have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, which are in the opinion of our management, necessary for a fair presentation of our results for the interim periods. Such adjustments are considered to be of a normal recurring nature. Results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2006.  The accompanying consolidated financial statements and notes thereto of HPGP should be read in conjunction with the consolidated financial statements and notes thereto of HPGP included in HPGP’s Amended Registration statement Form S-1/A dated September 13, 2006.

Principles of Consolidation

Since we own and control the general partner of HLND, the consolidated financial statements include our accounts, the accounts of HLND GP and the accounts of HLND and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The consolidated financial statements include the assets of HLND GP that were contributed to us concurrently with the completion of our initial public offering on September 25, 2006. HLND GP commenced operations on February 15, 2005, therefore amounts presented in these consolidated financial statements and accompanying notes for the period February 15, 2005 to September 25, 2006 relate to the consolidated accounts of HLND GP, HLND, its subsidiaries and its predecessor (CGI). The net assets and operations of assets owned by CGI (HLND’s predecessor) are reflected for all periods presented. Certain assets of Hiland Partners, LLC that were contributed to HLND concurrently with the completion of its initial public offering are reflected beginning February 15, 2005 and the remaining net assets and operations of Hiland Partners, LLC acquired are reflected beginning September 1, 2005. Operations from the acquisition of the Kinta Area gathering assets are reflected only from May 1, 2006.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

For financial reporting, we consider all highly liquid investments with maturity of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable

The majority of the accounts receivable are due from companies in the oil and gas industry as well as the utility industry. Credit is extended based on evaluation of our customer’s financial condition. In certain circumstances, collateral, such as letters of credit or guarantees, is required. Accounts receivable are due within 30 days and are stated at amounts due from customers. We have established various procedures to manage our credit exposure, including initial credit approvals, credit limits and rights of offset. Credit losses are charged to income when accounts are deemed uncollectible, determined on a case-by-case basis when we believe the required payment of specific amounts owed is unlikely to occur. These losses historically have been minimal. Therefore, an allowance for uncollectible accounts is not required.

Concentration and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and receivables. We place our cash and cash equivalents with high-quality institutions and in money market funds. We derive our revenue from customers primarily in the natural gas and utility industries. These industry concentrations have the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers could be affected by similar changes in economic, industry or other conditions. However, we believe that the credit risk posed by this industry concentration is offset by the creditworthiness of our customer base. Our portfolio of accounts receivable is comprised primarily of mid-size to large domestic corporate entities.

Fair Value of Financial Instruments

Our financial instruments, which require fair value disclosure, consist primarily of cash and cash equivalents, accounts receivable, financial derivatives, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values, due to the short maturity of these instruments. Derivative instruments are reported in the accompanying consolidated financial statements at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  Fair value of our derivative instruments is determined based on management estimates through utilization of market data including forecasted forward natural gas and NGL prices as a function of forward NYMEX natural gas and light crude prices. The fair value of long-term debt approximates its carrying value due to the variable interest rate feature of such debt.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we evaluate our long-lived assets of identifiable business activities for impairment when events or changes in circumstances indicate, in our management’s judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on our management’s estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value. For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is re-determined when related events or circumstances change.

When determining whether impairment of one of our long-lived assets has occurred, we must estimate the undiscounted cash flows attributable to the asset or asset group. Our estimate of cash flows is based on assumptions regarding the volume of reserves providing asset cash flow and future NGL product and natural gas prices. The amount of reserves and drilling activity are dependent in part on natural gas prices. Projections of reserves and future commodity prices are inherently subjective and contingent upon a number of variable factors, including, but not limited to:

•                  changes in general economic conditions in regions in which HLND’s products are located;

•                  the availability and prices of NGL products and competing commodities;

•                  the availability and prices of raw natural gas supply;

•                  our ability to negotiate favorable marketing agreements;

•                  the risks that third party oil and gas exploration and production activities will not occur or be successful;

•                  our dependence on certain significant customers and producers of natural gas; and

•                  competition from other midstream service providers and processors, including major energy companies.

Any significant variance in any of the above assumptions or factors could materially affect our cash flows, which could require us to record an impairment of an asset.

No impairment charges were recognized for the three and nine months ended September 30, 2005 and 2006.

Revenue Recognition

Revenues for sales of natural gas and NGLs are recognized at the time all gathering and processing activities are completed, the product is delivered and title is transferred.  Revenues related to our compression segment are recognized as monthly services are rendered under a four-year fixed-fee contract that we entered into concurrently with our subsidiary’s initial public offering.

Commodity Risk Management

We engage in price risk management activities in order to minimize the risk from market fluctuation in the price of natural gas. To qualify as a hedge, the price movements in the commodity derivatives must be highly correlated with the underlying hedged commodity. Gains and losses related to commodity derivatives which qualify as hedges are recognized in income when the underlying hedged physical transaction closes and are included in the consolidated statements of operations as revenues from midstream operations.

Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. However, if a derivative qualifies for hedge accounting, depending on the nature of the hedge, changes in fair value can be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings. To qualify for cash flow hedge accounting, the cash flows from the hedging instrument must be highly effective in offsetting changes in cash flows due to changes in the underlying item being hedged. In addition, all hedging relationships must be designated, documented, and reassessed periodically. SFAS No. 133 also provides that normal purchases and normal sales contracts are not subject to the statement. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold by the reporting entity over a reasonable period in the normal course of business. Our forward natural gas purchase and sales contracts are designated as normal purchases and sales. Substantially all of our forward contracts fall within a one-month to five-year term.

Currently, our derivative financial instruments that qualify for hedge accounting are designated as cash flow hedges. The cash flow hedge instruments hedge the exposure of variability in expected future cash flows that is attributable to a particular risk. The effective portion of the gain or loss on these derivative instruments is recorded in accumulated other comprehensive income in partners’ equity and reclassified into earnings in the same period in which the hedged transaction closes. The asset or liability related to the derivative instruments is recorded on the balance sheet as fair value of derivative assets or liabilities. Any ineffective portion of the gain or loss is recognized in earnings immediately.

Comprehensive Income (Loss)

Comprehensive income includes net income and other comprehensive income, which includes, but is not limited to, changes in the fair value of derivative financial instruments. Pursuant to SFAS No. 133, we record deferred unrealized hedge gains and losses on our derivative financial instruments that qualify as cash flow hedges as other comprehensive income and record changes in the fair value of our derivative financial instruments that qualify as cash flow hedges as other comprehensive income, to the extent of our interest in HLND. Presented below is our comprehensive income for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$(24)	$46	$538	$569
Closed derivative transactions reclassified to income	(1,275)	—	(1,424)	—
Change in fair value of derivatives	3,933	—	4,116	—
Comprehensive Income	$2,634	$46	$3,230	$569

Minority Interests

The minority interest liability on our consolidated balance sheet as of September 30, 2006 and December 31, 2005, reflects the outside ownership interest of HLND. Minority interest income is calculated by multiplying the minority interest owners’ proportionate ownership of limited partner units in HLND by the limited partners’ allocation of HLND’s net income. HLND’s net income is allocated to its limited partners and its general partner based on the proportionate share of the contractually-determined cash distributions for the period, with adjustments made for incentive distributions specifically allocated to its general partner. All amounts we have received from HLND’s issuance and sale of limited partner units have been recorded as increases to the minority interest liability.

Net Income per Limited Partner Unit

Net income per limited partners unit is computed based on the weighted-average number of common units outstanding during the period. The computation of diluted net income per limited partner unit further assumes the dilutive effect of unit options and restricted unit awards. Net income per limited partner unit is computed by dividing net income applicable to limited partners and for the three and nine month period ended September 30, 2006, after deducting net income prior to the contribution of membership interests in HLND GP (before September 25, 2006), by both the basic and diluted weighted-average number of limited partnership units outstanding.

Share-Based Compensation

Hiland Holdings GP, LP Long Term Incentive Plan

HPGP GP, the general partner of HPGP, adopted the Hiland Holdings GP, LP Long-Term Incentive Plan for its employees and directors of its general partner and employees of its affiliates.  The long-term incentive plan consists of three components: unit options, restricted units and phantom units. The long-term incentive plan limits the number of units that may be delivered pursuant to awards to 2,160,000 units. The plan is administered by the board of directors of our general partner or the compensation committee of the board of directors of our general partner. The plan will expire upon the first to occur of its termination by the board of directors or the compensation committee, the date when no units remain available under the plan for awards or the tenth anniversary of the date the plan is approved by our unitholders. Awards then outstanding will continue pursuant to the terms of their grants.

The board of directors of our general partner and the compensation committee of the board may terminate or amend the long-term incentive plan at any time with respect to any units for which a grant has not yet been made. Our board of directors and the compensation committee of the board also have the right to alter or amend the long-term incentive plan or any part of the plan from time to time, including increasing the number of units that may be granted subject to unitholder approval as may be required by applicable law or stock exchange rules. However, no change in any outstanding grant may be made that would materially reduce the benefits of the participant without the consent of the participant.

Absent a restriction on distributions in the grant agreement, holders of restricted units will have the same rights to receive distributions on the restricted units (“UDRs”) as holders of common units. The compensation committee or the board of directors of our general partner, in its discretion, may provide that UDRs with respect to restricted units are subject to forfeiture or other restrictions, and if restricted, will be held, without interest, until the UDR vests or is forfeited, as the case may be. The compensation committee, in its discretion, may also grant tandem distribution equivalent rights (“DERs”) with respect to phantom units. These are rights that entitle the grantee to receive cash equal to the cash distributions made on the common units. DERs shall be subject to such terms as the compensation committee may, in its discretion, impose.

Under the grant agreement, UDRs on the restricted units will be held by us without interest until the restricted unit with respect to which the UDR was made becomes vested or is forfeited. Upon vesting any UDRs being held with respect to such vested restricted unit will be paid to the holder. Upon forfeiture of the restricted unit any UDRs being held with respect to such forfeited restricted unit will be forfeited.

In October 1995, the FASB issued SFAS No. 123, “Share-Based Payment,” which was revised in December 2004 (“SFAS 123R”).  SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that cost be measured based on the fair value of the equity or liability instruments issued. We adopted SFAS 123R at the completion of our initial public offering on September 25, 2006 and have used the permitted modified prospective method beginning as of the same date.

No options are outstanding for the nine months ended September 30, 2006.

Upon completion of our initial public offering, we granted 2,000 restricted common units to each of our six independent directors.  A restricted unit is a common unit that is subject to forfeiture.  Upon vesting, the grantee receives a common unit that is not subject to forfeiture.  The restricted units vest over a four-year period from the date of issuance. The weighted average fair value at grant date was $20.00 per unit. Periodic distributions on the restricted units are held in trust by our general partner until the units vest. As of September 30, 2006, none of the restricted units had vested.

As provided for in the long-term incentive plan, each non-employee board member of HPGP GP on each anniversary date of the initial reward is entitled to receive an additional 1,000 restricted common units.

Compensation expense related to the 12,000 restricted units issued is to be recognized over their respective four-year vesting period on a straight-line basis. During the three months ended September 30, 2006, HPGP recorded $1 of expense related to the 12,000 restricted units issued and will expense another $239 over the next four years.

On February 15, 2005, HLND GP issued member based compensation awards with a fair value of $118 to two of its members as compensation for services to be rendered exclusively for HLND GP’s benefit. These Class B member interests were contributed to us in connection with the closing of our initial public offering. The Class B common units vest over a three-year period from the date of issuance. The Class B common units have substantially the same rights as the common units and, upon vesting, will become convertible at the election of the holder into common units.  Member based compensation expense related to the Class B common units was $8 and $21 for three months ended September 30, 2006 and 2005, respectively and $25 and $52 for the nine months ended September 30, 2006 and 2005, respectively.

Hiland Partners, LP Long Term Incentive Plan

HLND GP, the general partner of HLND adopted the Hiland Partners, LP Long-Term Incentive Plan for its employees and directors of its general partner and employees of its affiliates.  The long-term incentive plan currently permits an aggregate of 680,000 of HLND common units to be issued with respect to unit options, restricted units, and phantom units granted under the plan.  No more than 225,000 of the 680,000 common units may be issued with respect to vested restricted or phantom units.  The plan is administered by the compensation committee of HLND GP’s board of directors. The plan will continue in effect until the earliest of (i) the date determined by the board of directors of the general partner; (ii) the date that common units are no longer available for payment of awards under the plan; or (iii) the tenth anniversary of the plan.

HLND GP’s board of directors or compensation committee may, in their discretion, terminate, suspend or discontinue the long-term incentive plan at any time with respect to any units for which a grant has not yet been made.  HLND GP’s board of directors or its compensation committee also has the right to alter or amend the long-term incentive plan or any part of the plan from time to time, including increasing the number of units that may be granted, subject to unitholder approval if required by the exchange upon which the common units are listed at that time.  No change in any outstanding grant may be made, however, that would materially impair the rights of the participant without the consent of the participant. Under the unit option grant agreement, granted options of common units will vest and become exercisable in one-third increments on the anniversary of the grant date over three years. Vested options are exercisable within the option’s contractual life of ten years after the grant date.

SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that cost be measured based on the fair value of the equity or liability instruments issued. HLND adopted SFAS 123R as of January 1, 2006 and applied SFAS 123R using the permitted modified prospective method beginning as of the same date. HLND expects no change to its cash flow presentation from the adoption of SFAS 123R since no tax benefits are recognized by them as a pass through entity. HLND’s compensation expense for these awards is recognized on the graded vesting attribution method. Units to be issued under HLND’s unit incentive plan may be from newly issued units. Prior to HLND’s adoption of SFAS 123R on January 1, 2006, HLND applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for their unit-based compensation awards. Accordingly, no compensation expense was recognized in 2005 for HLND’s unit options granted during 2005. The following pro forma data was calculated as if compensation cost for their unit-based compensation awards during the three and nine month periods ended September 30, 2005 was determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income as reported	$46	$569
Share based compensation adjustment	(8)	(16)
Pro forma net income	$38	$553

The fair value of each option granted was estimated on the date of grant using the American Binomial option pricing model that used the assumptions noted below. Expected and weighted-average volatility is based on HLND’s peer group volatility averages as determined on the option grant dates. Expected volatility of options granted ranged from 16% to 31% and weighted-average volatility ranged from 18% to 30%. Expected lives of 6.0 years are calculated by the simplified method as prescribed under SEC Staff Accounting Bulletin 107 and represents the period of time that unit options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the ten-year U.S. Treasury yield in effect at the time of grant. The exercise price of the options granted equaled the market price of the units on the grant date.

	Nine Months Ended	Year Ended
	September 30, 2006	December 31, 2005

Expected volatility	16.1% - 20.2%	20.2% - 31.0%

Weighted-average volatility	18.0%	29.4%

Expected dividend yield	6.4%	5.2%

Risk-free interest rate	4.5%	4.5%

The following table summarizes information about outstanding options with respect to HLND’s common units for the nine months ended September 30, 2006:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Units	Price ($)	Term	Value ($)

Outstanding at January 1, 2006	167,500	$24.70

Granted	28,000	$39.62

Exercised	(47,533)	$23.01		$811

Forfeited or expired	(13,333)	$22.50

Outstanding at September 30, 2006	134,634	$28.65	8.6	$2,413

Exercisable at September 30, 2006	7,801	$33.82	8.3	$99

The weighted average grant date fair value of the 55,334 unit options vested during the nine months ended September 30, 2006 was $5.17 per unit. The weighted average grant date fair value of 28,000 options granted during the nine months ended September 30, 2006 was $4.33 per unit. As of September 30, 2006, there was $299 of total unrecognized compensation cost related to unvested unit based compensation arrangements granted under HLND’s Plan. This cost is expected to be recognized over a weighted-average period of 1.3 years.

On April 14, 2006, 13,333 of the unit options issued on February 14, 2005, were forfeited. HLND assumed no forfeitures in its fair value calculations, as HLND believes this forfeiture is an isolated incident and is not indicative of the future.  Compensation expense for the three and nine months ended September 30, 2006 has been reduced by $7 and $13, respectively, as a result of the forfeiture.

During the year ended December 31, 2005, HLND issued 8,000 restricted common units to non-employee board members of its general partner. A restricted unit is a common unit that is subject to forfeiture.  Upon vesting, the grantee receives a common unit that is not subject to forfeiture.  The restricted units vest over a four-year period from the date of issuance. The weighted average fair value at grant date was $39.69 per unit. Periodic distributions on the restricted units are held in trust by HLND GP until the units vest. As of September 30, 2006, one-fourth, or 2,000 of the restricted units had vested and were converted to common units.

As provided for in the long-term incentive plan, each non-employee board member of HLND GP on each anniversary date of the initial award is entitled to receive an additional 1,000 restricted common units.  During the three months ended September 30, 2006 HLND issued 4,000 restricted common units with a weighted average fair value of $44.49 per unit to four non-employee board members of HLND GP.

On August 11, 2006, HLND GP elected two additional non-employee board members and issued 4,000 restricted common units.  The weighted average fair value at grant date was $44.00 per unit. Periodic distributions on these restricted units will be held in trust by HLND GP until the units vest.

Compensation expense related to the 8,000 restricted units issued is to be recognized over their respective four-year vesting period on a straight-line basis. During the three months ended September 30, 2006, HLND recorded $11 of expense related to the 8,000 restricted units issued and will expense another $352 over the next four years.

As a result of adopting SFAS 123R, HLND’s net income was reduced by $89 and $268 for the three and nine months ended September 30, 2006, respectively.

Accounting for Asset Retirement Obligations

SFAS No. 143, “Accounting for Asset Retirement Obligations,” requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost is allocated to expense using a systematic and rational method and the liability is accreted to measure the change in liability due to the passage of time. The primary impact of this standard relates to dismantling and site restoration of certain of our plants and pipelines.

The following table summarizes our activity related to asset retirement obligations for the indicated period:

Asset retirement obligation, January 1, 2006	$1,024
Acquired in Kinta Area asset acquisition on May 1, 2006	1,106
Plus: accretion expense	47
Asset retirement obligation, September 30, 2006	$2,177

Recent Accounting Pronouncements

In October 1995, the FASB issued SFAS No. 123, “Share-Based Payments,” which was revised in December 2004 (“SFAS 123R”). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and that cost will be measured based on the fair value of the equity or liability instruments issued. This standard requires entities to measure the cost of employee services received in exchange for stock or unit options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. We have applied SFAS 123R as of our first interim period and have used the permitted modified prospective method beginning as of the same date.

In June 2005, the FASB issued EITF issue No. 04-5. In EITF 04-5, in which the Task Force reached a consensus that the general partner in a limited partnership is presumed to control that limited partnership regardless of the extent of the general partner’s ownership in the limited partnership. The assessment of whether the rights of the limited partners should overcome the presumption of control by the general partner depends on whether the limited partners have either (a) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (b) substantive participating rights. We have applied this EITF as of our first interim period and have used the permitted modified prospective method beginning as of the same date.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.”  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) such as fair value hierarchy used to classify the source of information used in fair value measurements (i.e., market based or non-market based) and expands disclosure about fair value measurements based on their level in the hierarchy.  This Statement applies to derivatives and other financial instruments, which Statement 133, Accounting for Derivative Instruments and Hedging Activities, requires be measured at fair value at initial recognition and for all subsequent periods. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We will apply the provisions of the Statement prospectively in our first interim period in the fiscal year beginning on January 1, 2008 and we do not expect a change in our methodologies of fair value measurements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely used methods for quantifying the effects of financial statement misstatements.  These methods are referred to as the “roll-over” and “iron curtain” method.  The roll-over method quantifies the amount by which the current year income statement is misstated.  Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated.  Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements.  SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures.  This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. We will initially apply SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006, and we do not expect to record an adjustment.

Note 2: Initial Public Offering

On May 26, 2006, a Registration Statement on Form S-1 was filed with the United States Securities and Exchange Commission (the “SEC”) relating to a proposed initial public offering of limited partnership interests in HPGP.

On September 13, 2006, the SEC declared our registration statement on Form S-1 effective. On September 19, 2006, we priced 7,000,000 common units in connection with our initial public offering at a price of $18.50 per unit. On September 20, 2006, our common units began trading on the NASDAQ National Market under the symbol “HPGP”.  On September 25, 2006, we closed our initial public offering of 8,050,000 common units, which included 1,050,000 common units issued pursuant to an over-allotment option that was exercised by the underwriters.  Total proceeds from the sale of the units were $139.6 million, net of $9.3 million of underwriting commissions.

In connection with the closing of our initial public offering, all of the membership interests in HLND GP (which owns the 2% general partner interest and all of the incentive distribution rights in HLND), 1,301,471 HLND common units (including 761,714 HLND common units previously owned by HLND GP) and 4,080,000 subordinated units of HLND were contributed to us, resulting in our ownership of a 57.0% limited partner interest in HLND. The contribution of HLND GP’s assets are reflected at their historical carrying basis of $38.0 million because the contributions are from a related party. As consideration for this contribution, substantially all of the net proceeds from our initial public offering, after the retirement of approximately $35.0 million of outstanding debt of HLND GP, were distributed to Harold Hamm, The Harold Hamm DST Trust, The Harold Hamm HJ Trust, Randy Moeder and Ken Maples (the “Contributing Parties”) and 13,550,000 common units and Class B common units in us were issued to the Contributing Parties.

Note 3: HLND Equity Transactions and Contribution of Assets

The assets and liabilities of CGI, excluding certain working capital assets, were contributed to HLND in exchange for 271,082 HLND common units, after redemption of 195,991 common units, and 2,646,749 of its subordinated units. Existing bank debt of CGI was repaid from a portion of the proceeds of HLND’s initial public offering. The assets of CGI transferred to HLND were recorded at historical cost, as it was considered to be a reorganization of entities under common control, and CGI was considered HLND’s accounting predecessor. The following table presents the assets and liabilities of CGI immediately prior to contributing assets to HLND:

Continental Gas, Inc. (Predecessor)

Assets Contributed to Hiland Partners, LP

As of February 15, 2005

(in thousands)

	Continental Gas, Inc. (Predecessor) February 14, 2005	Working Capital Distributed to Shareholders	Contributed to Hiland Partners, LP February 15, 2005
ASSETS
Current assets:
Cash and cash equivalents	$869	$869	$—
Accounts Receivable	10,521	9,101	1,420
Inventories	153	—	153
Other current assets	291	2	289
Total current assets	11,834	9,972	1,862

Property and equipment, at cost, net	36,805	—	36,805
Other assets, net	3,388	—	3,388

Total assets	52,027	9,972	42,055

LIABILITIES
Current liabilities:
Accounts payable	11,703	—	11,703
Accrued liabilities	700	—	700
Current maturities of long term debt	2,429	—	2,429
Total current liabilities	14,832	—	14,832

Long term debt, net of current maturities	11,570	—	11,570
Asset retirement obligation	622	—	622
Total liabilities	27,024	—	27,024

NET ASSETS	$25,003	$9,972	$15,031

In consideration for the contribution, the former owners of CGI received 467,073 of HLND’s common units and 2,646,749 of the subordinated units. Immediately following the closing of HLND’s initial public offering, 195,991 of the common units were redeemed for approximately $4.1 million.

In connection with HLND’s formation and its initial public offering on February 15, 2005, certain assets and liabilities of Hiland Partners, LLC excluding the Bakken assets were contributed to them on that date. In consideration for the contribution, the non-managing members of Hiland Partners, LLC received 247,868 of HLND’s common units and 1,404,586 of HLND’s subordinated units. Immediately following the closing of the offering, 104,009 of the common units were redeemed for approximately $2.2 million. The managing member of Hiland Partners, LLC also received 5,059 of HLND’s common units and 28,665 of HLND’s subordinated units, none of which were redeemed. The acquisition of the assets of Hiland Partners, LLC was accounted for as a purchase and, as a result, these assets were recorded at their fair value at the time of purchase. The following table presents the fair value of the assets and liabilities acquired from Hiland Partners, LLC on February 14, 2005.

Accounts receivable and other current assets	$162
Property and equipment	31,600
Intangible assets	26,800
Other assets	105
Total assets acquired	58,667
Less accounts payable and other current liabilities assumed	(741)
Less current portion of long-term debt assumed	(8,879)
Less asset retirement obligation assumed	(398)
Fair value of net assets acquired	$48,649

Note 4: Acquisitions

On May 1, 2006, HLND acquired certain gas gathering assets from Enogex Gas Gathering, L.L.C. for $96.4 million cash, including certain closing costs, financed with borrowings under our credit facility and an additional note payable to a bank. We refer to these assets as the Kinta Area gathering assets. A determination was made by our management of the fair value of these assets and liabilities primarily using current replacement cost for the acquired gas gathering assets and related equipment less estimated accumulated depreciation on such replacement costs and estimated discounted cash flows arising from future renegotiated customer contracts. The acquired assets, which are located in the eastern Oklahoma Arkoma Basin, have approximately 672 wellhead receipt points and include five separate low pressure natural gas gathering systems consisting of 569 miles of natural gas gathering pipelines and 23 compressor units capable of nearly 40,000 horsepower of compression. The natural gas gathering systems operate under contracts with producers that provide for services under fixed-fee arrangements. HLND will operate the Kinta Area gathering assets substantially differently than they were operated by the previous owner. Since there was no sufficient continuity of the Kinta Area gathering assets’ operations prior to and after the acquisition, disclosure of prior financial information would not be material to an understanding of future operations. Therefore, the acquisition has been recorded as a purchase of assets and not a business, and no pro forma financial information is required to be presented. The following table presents the resulting allocation to the net assets acquired and liabilities assumed on May 1, 2006:

Pipelines, including right of ways	$56,175
Compressors	22,221
Other equipment and buildings	8,618
Customer relationships	10,492
97,506
Asset retirement obligation assumed	1,106
Net assets acquired	$96,400

The Kinta Area gathering assets and operations are included in the consolidated financial statements from May 1, 2006 forward.

On September 26, 2005, HLND completed its acquisition of Hiland Partners, LLC for approximately $92.7 million in cash, $35.0 million of which was used to retire outstanding Hiland Partners, LLC indebtedness. The effective date of the acquisition was September 1, 2005. Hiland Partners, LLC’s principal asset was the Bakken gathering system located in Richland County, Montana. At the time of the acquisition, the Bakken gathering system consisted of approximately 256 miles of gas gathering pipeline, a natural gas processing plant, two compressor stations and one fractionation facility. The Bakken processing plant and a portion of the gathering system became operational on November 8, 2004. To facilitate the closing of the acquisition, HLND amended its senior secured revolving credit facility to increase its borrowing capacity under the facility from $55.0 million to $125.0 million. HLND used a portion of this increased capacity to fund the acquisition.

To the extent of HLND’s non-controlling ownership, the acquisition was accounted for using the purchase method of accounting under SFAS No. 141, “Business Combinations.” As of the date of the acquisition, Hiland Partners, LLC was an entity partially owned by an affiliate who, at the time, was HLND GP’s controlling member. Accordingly, 49% of the Bakken gathering system assets, for which estimated fair value was in excess of historical basis, have been recorded at historical cost and 51% of the Bakken gathering system assets have been recorded at fair value. A cash distribution of $27.0 million made to this affiliate and $0.8 million made to HLND GP, as reported as a reduction of owners’ equity, reflects the difference in the purchase price paid to this affiliate and his cost basis in the net assets of Hiland Partners, LLC. The fair value of the assets acquired has also been reduced by imputed interest expense from September 1, 2005, the effective date of the acquisition, through the closing date, September 26, 2005. The following table presents the resulting allocation to the net assets acquired and liabilities assumed at the effective date of acquisition:

Cash and cash equivalents	$300
Accounts receivable	3,708
Other current assets	20
Property, plant and equipment	49,873
Customer contracts	17,589
Total assets acquired	71,490
Accounts payable	(6,217)
Accrued liabilities	(125)
Total liabilities assumed	(6,342)
Net assets of Hiland Partners, LLC	65,148
Imputed interest expense	(289)
Purchase price of net assets of Hiland Partners, LLC less distribution to the controlling member	$64,859

The operations of the Bakken gathering system are included in our statement of operations and statement of cash flows from September 1, 2005 forward. The operations of the assets acquired from Hiland Partners, LLC are included in our statement of operations and statement of cash flows from February 15, 2005 forward. Had the acquisitions been made effective January 1, 2005, the operations of the assets would have been included in our consolidated financial statements for the indicated periods with the following pro forma impact on the consolidated statements of operations. The unaudited pro forma financial information is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions occurred at that time.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Revenues as reported	$41,925	$98,306
Revenues from acquired interests	1,869	18,649
Pro forma revenues	$43,794	$116,955

Net income as reported	$2,663	$6,146
Loss from acquired interests	(622)	(4,176)
Pro forma net income before minority interest	2,041	1,970
Minority interest in income of HLND	(2,010)	(1,488)
Pro forma net income	$31	$482

Note 5: Property and Equipment

	As of	As of
	September 30,	December 31,
	2006	2005
Land	$255	$225
Construction in progress	41,349	3,676
Midstream pipeline, plants and compressors	223,812	122,927
Compression and water injection equipment	19,268	19,264
Other	2,419	1,689
	287,103	147,781
Less: accumulated depreciation and amortization	39,202	27,066
	$247,901	$120,715

On May 10, 2006, HLND GP purchased 761,714 common units and 15,545 general partner units for $35.0 million. HLND GP recorded additional pipeline and processing plant cost of $4,488 for a portion of the amount that the unit purchase price exceeded the proportionate interest in the underlying equity of HLND.

We capitalized interest of $479 and $811 during the three and nine months ended September 30, 2006, respectively.  As of September 30, 2006 we have capitalized $843 of interest relating to constructed assets placed in service and construction in progress.  We did not capitalize any interest during the same periods in 2005.

Note 6: Intangible Assets

Intangible assets consist of the acquired value of customer relationships, existing contracts to sell natural gas and other NGLs and compression contracts, which do not have significant residual value. The customer relationships and the contracts are being amortized over estimated lives of ten years. We review intangible assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. If such a review should indicate that the carrying amount of intangible assets is not recoverable, we reduce the carrying amount of such assets to fair value based on the discounted probable cash flows of the intangible assets. No impairment of intangible assets has been recorded as of September 30, 2006.  Intangible assets consisted of the following at September 30, 2006 and December 31, 2005:

	As of	As of
	September 30,	December 31,
	2006	2005
Gas sales contracts	$32,564	$25,585
Compression contracts	18,515	18,515
Customer relationships	10,492	—
	61,571	44,100
Less accumulated amortization	6,937	2,921
Intangible assets, net	$54,634	$41,179

On May 10, 2006, HLND GP purchased 761,714 common units and 15,545 general partner units for $35.0 million. HLND GP recorded an additional $6,979 in contracts to sell natural gas for a portion of the amount that the purchase price exceeded the proportionate interest in the underlying equity of HLND.

There were no intangible assets prior to February 15, 2005.

Note 7: Derivatives

HLND has entered into certain financial swap instruments that are classified as cash flow hedges in accordance with SFAS No. 133, as amended, and relate to forecasted sales in 2006, 2007 and 2008. HLND entered into these instruments to hedge forecasted natural gas and natural gas liquids (NGLs) sales or purchases against the variability in expected future cash flows attributable to changes in commodity prices. Under all but one of these contractual swap agreements with HLND’s counterparties, HLND receives a fixed price and pays a floating price based on certain indices for the relevant contract period as the underlying natural gas or NGL is sold. In one agreement, HLND pays a fixed price and receives a floating price based on certain indices for the relevant contract period as the underlying natural gas is purchased.

HLND formally documents all relationships between hedging instruments and the items being hedged, including its risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas and NGL futures, the “sold fixed for floating price” or “buy fixed for floating price” contracts, to the forecasted transactions. HLND assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items. A derivative is deemed to be highly effective when changes in its cash flows correlate within a range of 80% to 125% to offsetting cash flows of the hedged transaction. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in natural gas or NGL reference prices under a hedging instrument and actual natural gas or NGL prices, HLND will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings. HLND assesses effectiveness using regression analysis and ineffectiveness using the dollar offset method.

Derivatives are recorded on our consolidated balance sheet as assets or liabilities at fair value. For derivatives qualifying as hedges, the effective portion of changes in fair value are recognized in owners’ equity as accumulated other comprehensive income and reclassified to earnings when the underlying hedged physical transaction closes. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, changes in fair value are recognized in earnings as they occur. Actual amounts that will be reclassified will vary as a result of future changes in prices. Hedge ineffectiveness is recorded in income while the hedge contract is open and may increase or decrease until settlement of the contract. Realized cash gains and losses on closed/settled instruments are reflected in the contract month being hedged as an adjustment to HLND’s midstream revenue.

During the nine month period ended September 30, 2006 we recorded $2,692 in accumulated other comprehensive income. For the same period, we recorded an additional minority interest liability on the consolidated balance sheet of $1,797 as accumulated other comprehensive income. During the three months ended September 30, 2006 we reclassified net gains of $1,275 on closed/settled hedge transactions to midstream revenues out of other comprehensive income and also recorded $3,933 to other comprehensive income for the favorable change in fair value of open derivatives. During the three and nine months ended September 30, 2006, HLND recorded losses of $31 and gains of $133, respectively, on the ineffective portions of our qualifying open derivative transactions. At September 30, 2006 our accumulated other comprehensive income related to derivatives was $2,713. Of this amount we anticipate $1,562 will be reclassified to earnings during the next twelve months and $1,151 will be reclassified to earnings in subsequent periods. Actual amounts that will be reclassified will vary as a result of future changes in prices. Ineffective gains or losses are recorded in income while the hedge contract is open and may increase or decrease until settlement of the contract. Realized gains and losses on these instruments are reflected in the contract month being hedged as an adjustment to HLND’s midstream revenue. We had no derivatives or derivative transactions during the three or nine months ended September 30, 2005. The fair value of derivative assets and liabilities are as follows for the indicated periods:

	As of	As of
	September 30,	December 31,
	2006	2005

Fair value of derivative assets - current	$4,322	$868
Fair value of derivative assets - long term	2,549	181
Fair value of derivative liabilities - current	(1,671)	—
Fair value of derivative liabilities - long term	(557)	—
Net fair value of derivatives	$4,643	$1,049

The terms of our derivative contracts currently extend out as far as December 2008.  Our counterparty to all of our derivative contracts is BP Energy Company. Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at September 30, 2006.

			Fair Value
		Average	Asset
Description and Production Period	Volume	Fixed Price	(Liability)
	(MMBtu)	(per MMBtu)
Natural Gas - Sold Fixed for Floating Price Swaps
October 2006 - September 2007	1,620,000	$8.26	$4,280
October 2007 - December 2008	2,025,000	$8.00	2,544
			$6,824

	(MMBtu)	(per MMBtu)
Natural Gas - Buy Fixed for Floating Price Swaps
October 2006 - September 2007	600,000	$8.87	$(1,516)
October 2007 - March 2008	300,000	$8.87	(398)
			$(1,914)

	(Bbls)	(per Gallon)
Natural Gas Liquids - Sold Fixed for Floating Price Swaps
October 2006 - September 2007	152,652	$1.13	$(113)
October 2007 - March 2008	76,326	$1.13	(154)
			$(267)

Note 8: Long-Term Debt

	As of	As of
	September 30,	December 31,
	2006	2005
HLND-Revolving Credit Facility	$134,064	$33,784
HPGP-Revolving Credit Facility	254	—
Long-Term Debt	$134,318	$33,784

HLND

On February 15, 2005, concurrently with the closing of HLND’s initial public offering, HLND entered into a three-year $55.0 million senior secured revolving credit facility. The credit facility consisted of a $47.5 million senior secured revolving credit facility to be used for funding acquisitions and other capital expenditures, issuance of letters of credit and general corporate purposes (the “revolving acquisition facility”) and a $7.5 million senior secured revolving credit facility to be used for working capital and to fund distributions (the “revolving working capital facility”).

On September 26, 2005, concurrently with the acquisition of Hiland Partners, LLC, HLND amended their credit facility to increase borrowing capacity under the facility from $55.0 million to $125.0 million, consisting of a $117.5 million acquisition facility and a $7.5 million working capital facility.  On September 26, 2005, HLND incurred $93.7 million of indebtedness under the credit facility in connection with the acquisition of Hiland Partners, LLC.

On November 21, 2005, HLND completed their second public offering of common units. HLND used $65.2 million of the $66.1 million net proceeds from the offering to repay a majority of the credit facility borrowings used to fund the acquisition of Hiland Partners, LLC.

On September 8, 2006, HLND entered into a second amendment to their credit facility to, among other things, increase borrowing base to $200 million and revise certain covenants. The facility currently consists of a $191.0 million senior secured revolving credit facility to be used for funding acquisitions and other capital expenditures, issuance of letters of credit and general corporate purposes (the “revolving acquisition facility”); and a $9.0 million senior secured revolving credit facility to be used for working capital and to fund distributions (the “revolving working capital facility”).

In addition, the credit facility provides for an accordion feature, which permits HLND, if certain conditions are met, to increase the size of the revolving acquisition facility by up to $150 million and allows for the issuance of letters of credit of up to $15.0 million in the aggregate. The credit facility will mature in May 2011. At that time, the agreement will terminate and all outstanding amounts thereunder will be due and payable.

HLND’s obligations under the credit facility are secured by substantially all of its assets and guaranteed by HLND, and all of its subsidiaries, other than the operating company, which is the borrower under the credit facility.

Indebtedness under the credit facility will bear interest, at HLNDs’ option, at either (i) an alternate base rate plus an applicable margin ranging from 50 to 125 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 150 to 225 basis points per annum based on our ratio of consolidated funded debt to EBITDA. The Alternate Base Rate is a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the Federal Funds effective rate in effect on such day plus ½ of 1%. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 1.0%. An unused commitment fee ranging from 25 to 50 basis points per annum based on our ratio of consolidated funded debt to EBITDA will be payable on the unused portion of the credit facility. During any step-up period, the applicable margin with respect to loans under the credit facility will be increased by 35 basis points per annum and the unused commitment fee will be increased by 12.5 basis points per annum.

The credit facility prohibits HLND from making distributions to unitholders if any default or event of default, as defined in the credit facility, has occurred and is continuing or would result from the distribution. In addition, the credit facility contains various covenants that limit, among other things, subject to certain exceptions and negotiated “baskets,” our ability to incur indebtedness, grant liens, make certain loans, acquisitions and investments, make any material changes to the nature of its business, amend its material agreements, including its omnibus agreement or enter into a merger, consolidation or sale of assets.

The credit facility also contains covenants requiring HLND to maintain a maximum consolidated funded debt to EBITDA ratio of 4.0:1.0, provided that in the event HLND makes certain permitted acquisitions or capital expenditures, the credit facility allows this ratio to increase to 4.75:1.0 for the following three fiscal quarters (a “step-up period”) and a minimum interest coverage ratio of 3.0:1.0.

The credit facility defines EBITDA as HLND’s consolidated net income, plus income tax expense, interest expense, depreciation and amortization expense, amortization of intangibles and organizational costs, non-cash unit based compensation expense, and adjustments for non-cash gains and losses on specified derivative transactions and for other extraordinary items.

Upon the occurrence of an event of default as defined in the credit facility, the lenders may, among other things, be able to accelerate the maturity of the credit facility and exercise other rights and remedies as set forth in the credit facility.

The credit facility limits distributions to HLND’s unitholders to available cash, as defined by the agreement, and borrowings to fund such distributions are only permitted under the revolving working capital facility. The revolving working capital facility is subject to an annual “clean-down” period of 15 consecutive days in which the amount outstanding under the revolving working capital facility is reduced to zero.

As of September 30, 2006, HLND had $134.1 million outstanding under this credit facility and was in compliance with its financial covenants.

HLND GP

On May 1, 2006 HLND GP entered into an unsecured credit agreement under which it borrowed $35.0 million to purchase 761,714 common units and 15,545 general partner units from HLND. The loan was guaranteed by all HLND GP’s members and matured and was paid in full upon the completion of our initial public offering on September 25, 2006. HLND GP’s board of directors, as well as the conflicts committee of its board of directors, consisting of independent directors, approved the transaction.

HPGP

On September 25, 2006, concurrently with the closing of our initial public offering, the Partnership entered into a three-year $25.0 million secured revolving credit facility.  The facility will permit us, if certain conditions are met, to increase borrowing capacity by up to an additional $25.0 million. The facility is secured by all of our ownership interests in HLND and its general partner, other than the 2% general partner interest and the incentive distribution rights.

The facility will mature on September 25, 2009 at which time all outstanding amounts thereunder become due and payable.

Loans under the facility will bear interest, at our option, at either (i) an alternate base rate plus an applicable margin ranging from 100 to 150 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 200 to 250 basis points per annum in each case based on our ratio of consolidated funded debt to EBITDA. The alternate base rate is equal to the greatest of (a) the prime rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the federal funds effective rate in effect on such day plus 1/2 of 1%. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the facility at a percentage per annum equal to 2.0%. A commitment fee ranging from 25 to 50 basis points per annum based on our ratio of consolidated funded debt to EBITDA will be payable on the average daily unused portion of the facility for the quarter most recently ended.

The facility contains several covenants that, among other things, require the maintenance of two financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions.

The credit facility also contains covenants requiring a maximum consolidated funded debt to EBITDA ratio of 3.0:1.0 for the four fiscal quarters most recently ended and a minimum interest coverage ratio of 3.0:1.0.

The amount we may borrow under the facility is limited to the lesser of: (i) 50% of the sum of the value of the HLND common and subordinated units and certain other assets held by us and certain of our subsidiaries at the end of each fiscal quarter and (ii) the maximum available amount of the facility (currently $25.0 million).

The facility prohibits us from making distributions to unitholders if any default or event of default, as defined in the credit facility, has occurred and is continuing or would result from the distribution. In addition, the facility contains various covenants that limit, among other things, subject to certain exceptions and negotiated “baskets,” our ability to incur indebtedness, grant liens, enter into agreements restricting our ability to grant liens on our assets or amend the facility, make certain loans, acquisitions and investments or enter into a merger, consolidation or sale of assets.

The facility limits distributions to our unitholders to our available cash, as defined in our partnership agreement. Restricted payments under the facility are subject to an annual “clean-down” period of 15 consecutive days in which the amount outstanding that relates to funding the restricted payments under the facility must be reduced to zero.

As of September 30, 2006, we had $0.3 million outstanding under this credit facility and were in compliance with our financial covenants.

Note 9: Commitments and Contingencies

HLND has executed various natural gas fixed price physical forward sales contracts on approximately 100,000 MMBtu per month for the remainder of 2006 and all of 2007 and 2008 with fixed prices ranging from $4.47 to $9.52 per MMBtu in 2006, $4.49 to $9.13 per MMBtu in 2007 and $8.43 per MMBtu in 2008.  These contracts have been designated as normal sales under SFAS No. 133 and are therefore not marked to market as derivatives.  A summary of the fixed price physical forward sales contracts is presented in the table below:

		Average
		Fixed Price
Production Period	(MMBtu)	(per MMBtu)

October 2006 - September 2007	1,200,000	$6.86
October 2007 - December 2008	1,500,000	$8.11

We maintain a defined contribution retirement plan for our employees under which we make discretionary contributions to the plan based on a percentage of eligible employees’ compensation. Contributions to the plan are 5.0% of eligible employees’ compensation and resulted in expenses for the three months ended September 30, 2006 and 2005 of $55 and $31, respectively.  Expense for the nine months ended September 30, 2006 and 2005 was $141 and $72, respectively.

We jointly participate with other affiliated companies in a self-insurance pool (the “Pool”) covering health and workers’ compensation claims made by employees up to the first $150 and $500, respectively, per claim. Any amounts paid above these are reinsured through third party providers. Premiums charged to the Partnership are based on estimated costs per employee of the Pool. Property and general liability insurance is maintained through third-party providers with a $100 deductible on each policy.

The operation of pipelines, plants and other facilities for gathering, compressing, treating, or processing natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. Our management believes that compliance with federal, state or local environmental laws and regulations will not have a material adverse effect on our business, financial position or results of operations.

Although there are no regulatory proceedings in which we are currently involved, periodically we may be a party to regulatory proceedings.  The results of regulatory proceedings cannot be predicted with certainty; however, our management believes that we presently do not have material potential liability in connection with regulatory proceedings that would have a significant financial impact on our consolidated financial condition, results of operations or cash flows.

A summary of our contractual cash obligations as of September 30, 2006, which include expansion projects on our Badlands, Kinta Area and Bakken gathering systems, is presented below:

	Payment Due by Period
	Total	Due in	Due in	Due in	Due in
Type of Obligation	Obligation	2006	2007	2008	2009	Thereafter
	(in thousands)
HPGP’s revolving credit facility	$254	$—	$—	$—	$—	$254
HLND’s revolving credit facility	134,064	—	—	—	—	134,064
Contracts on internal expansion projects	11,554	5,111	6,443	—	—	—
Operating leases and service agreements	2,693	281	1,083	325	325	679
Total contractual cash obligations	$148,565	$5,392	$7,526	$325	$325	$134,997

Note 10: Significant Customers and Suppliers

All of HLND revenues are domestic revenues. The following table presents HLND’s top five midstream customers as a percent of total revenue for the periods indicated:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Customer 1	11%	14%	17%	25%
Customer 2	15%	—	16%	—
Customer 3	14%	6%	14%	3%
Customer 4	11%	14%	11%	7%
Customer 5	17%	12%	12%	19%

All of HLND’s purchases are from domestic sources. The following table presents HLND’s top five midstream suppliers as a percent of total midstream purchases for the periods indicated:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Supplier 1 (affiliated company)	33%	34%	34%	33%
Supplier 2	23%	31%	24%	32%
Supplier 3	13%	5%	13%	2%
Supplier 4	5%	11%	7%	13%
Supplier 5	4%	2%	4%	1%

Note 11: Related Party Transactions

HLND purchases natural gas and NGLs from affiliated companies. Purchases of product from affiliates totaled $13.1 million and $11.6 million for the three months ended September 30, 2006 and 2005, respectively, and $39.6 million and $26.8 million for the nine months ended September 30, 2006 and 2005, respectively. HLND also sells natural gas and NGLs to affiliated companies. Sales of product to affiliates totaled $0.9 million and $1.1 million for the three months ended September 30, 2006 and 2005, respectively, and $3.2 million and $3.5 million for the nine months ended September 30, 2006 and 2005, respectively. Compression revenues from affiliates were $1.2 million for each of the three months ended September 30, 2006 and 2005 and were $3.6 million and $3.0 million for the nine months ended September 30, 2006 and 2005, respectively.

Accounts receivable from affiliates of $944 at September 30, 2006 includes $928 from one affiliate for midstream sales. Accounts receivable from affiliates of $1,508 at December 31, 2005 includes $1,451 from the same affiliate for midstream sales.

Accounts payable to affiliates of $4,747 at September 30, 2006 includes $4,399 due to one affiliate for midstream purchases. Accounts payable to affiliates of $5,819 at December 31, 2005 includes $5,684 payable to the same affiliate for midstream purchases.

HLND utilizes affiliated companies to provide services to its plants and pipelines and certain administrative costs. The total amount paid to these companies was $64 and $15 during the three months ended September 30, 2006 and 2005, respectively, and $180 and $74 during the nine months ended September 30, 2006 and 2005, respectively.

HLND leases office space under operating leases directly or indirectly from an affiliate. Rents paid associated with these leases totaled $32 and $19 for the three months ended September 30, 2006 and 2005, respectively, and totaled $86 and $57 for the nine months ended September 30, 2006 and 2005, respectively.

Note 12: Business Segments

On February 15, 2005, certain assets and liabilities of Hiland Partners, LLC were contributed to HLND in conjunction with its initial public offering. As a result of this transaction, HLND has distinct operating segments for which additional financial information must be reported. Prior to February 15, 2005, HLND did not have operating segments. HLND’s operations are now classified into two reportable segments:

(1)   Midstream, which is the gathering, compressing, dehydrating, treating and processing of natural gas and fractionating NGLs.

(2)   Compression, which is providing air compression and water injection services for CRI’s oil and gas secondary recovery operations that are ongoing in North Dakota.

These operating segments reflect the way HLND manages its operations.  HLND’s operations are conducted in the United States.  General and administrative costs, which consist of executive management, accounting and finance, operations and engineering, marketing and business development, are allocated to the individual business segments based on revenues.

Midstream assets totaled $309,474 at September 30, 2006. Assets attributable to compression operations totaled $32,280. All but $72 of the total capital expenditures of $47,989 for the nine months ended September 30, 2006 was attributable to midstream operations.

The tables below present information for the reportable segments for the three and nine months ended September 30, 2006 and 2005.

	For the Three Months Ended September 30,
	2006			2005
	Midstream	Compression	Total	Midstream	Compression	Total
Revenues	$56,062	$1,205	$57,267	$40,720	$1,205	$41,925
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	39,609	—	39,609	33,313	—	33,313
Operations and maintenance	4,367	202	4,569	1,744	153	1,897
Depreciation and amortization	5,569	893	6,462	2,024	888	2,912
General and administrative expenses	1,368	29	1,397	528	14	542
Total operating costs and expenses	50,913	1,124	52,037	37,609	1,055	38,664
Income from operations	$5,149	$81	5,230	$3,111	$150	3,261
Other income (expense):
Interest and other income			68			70
Amortization of deferred loan costs			(170)			(83)
Interest expense			(2,387)			(585)
Minority interest in income of Hiland Partners, LP			(2,765)			(2,617)
Total other income (expense)			(5,254)			(3,215)
Net income			$(24)			$46

	For the Nine Months Ended September 30,
	2006			2005
	Midstream	Compression	Total	Midstream	Compression	Total
Revenues	$159,800	$3,615	$163,415	$95,294	$3,012	$98,306
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	117,965		117,965	77,548	—	77,548
Operations and maintenance	10,509	631	11,140	4,712	371	5,083
Depreciation and amortization	13,577	2,679	16,256	4,697	2,227	6,924
General and administrative expenses	3,614	81	3,695	1,544	47	1,591
Total operating costs and expenses	145,665	3,391	149,056	88,501	2,645	91,146
Income from operations	$14,135	$224	14,359	$6,793	$367	7,160
Other income (expense):
Interest and other income			221			112
Amortization of deferred loan costs			(402)			(360)
Interest expense			(4,649)			(766)
Minority interest in income of Hiland Partners, LP			(8,991)			(5,577)
Total other income (expense)			(13,821)			(6,591)
Net income			$538			$569

Note 13: Net Income per Limited Partner Unit

The computation of basic net income per limited partner unit is based on the weighted-average number of common units outstanding during the period.  The computation of diluted earnings per unit further assumes the dilutive effect of unit options and restricted units.  Net income per unit applicable to limited partners is computed by dividing net income applicable to limited partners after deducting net income attributable to the Predecessor (before September 25, 2006), by the weighted-average number of limited partnership units outstanding.

	For the Three and Nine Months Ended September 30, 2006
	Income Available to Limited Partners	Limited Partner Units	Per Unit Amount
	(Numerator)	(Denominator)
Income per limited partner unit – basic and diluted:
Income available to limited unitholder	$131		$0.01
Weighted average limited partner units outstanding		21,600,000
Income available to common unitholders	$131	21,600,000	$0.01

Note 14: Partners’ Capital and Cash Distributions

HPGP

HPGP unitholders (limited partners) have only limited voting rights on matters affecting our operations and activities and, therefore, limited ability to influence our management’s decisions regarding our business. Unitholders did not select our general partner or elect the board of directors of our general partner and effectively have no right to select our general partner or elect its board of directors in the future. Unitholders’ voting rights are further restricted by our partnership agreement, which provides that any units held by a person that owns 20% or more of any class of units then outstanding, other than the general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot be voted on any matter. In addition, our partnership agreement contains provisions limiting the ability of our unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting a unitholders’ ability to influence the manner or direction of our management

Our partnership agreement requires that we distribute all of our cash on hand at the end of each quarter less reserves established at our general partner’s discretion. We refer to this as “available cash.” Initially our only cash-generating assets are our interests in HLND from which we receive quarterly distributions. The amount of available cash may be greater than or less than the minimum quarterly distributions.

On October 24, 2006, the Board of Directors of HPGP GP, our general partner announced our cash distribution for the third quarter of 2006. The declared quarterly distribution will be $0.2025 per unit (an annualized rate of $0.81 per unit). The distribution will be prorated for the portion of the third quarter we were a public company and is expected to be paid on or about February 19, 2007 to unitholders of record on or about February 5, 2007.

HLND

The unitholders (limited partners) of HLND have only limited voting rights on matters affecting its operations and activities and, therefore, limited ability to influence its management’s decisions regarding its business. Unitholders did not select HLND GP as general partner or elect its board of directors and effectively have no right to select a general partner or elect its board of directors in the future. Unitholders’ voting rights are further restricted by HLND’s partnership agreement, which provides that any units held by a person that owns 20% or more of any class of units then outstanding, other than the general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of HLND GP’s board of directors, cannot be voted on any matter. In addition, HLND’s partnership agreement contains provisions limiting the ability of its unitholders to call meetings or to acquire information about its operations, as well as other provisions limiting a unitholder’s ability to influence the manner or direction of HLND’s management.

HLND’s partnership agreement requires that it distribute all of its cash on hand at the end of each quarter, less reserves established at HLND GP’s discretion. We refer to this as “available cash.” The amount of available cash may be greater than or less than the minimum quarterly distributions described below. In general, HLND will pay any cash distribution made each quarter in the following manner:

•                  first, 98% to the common units, pro rata, and 2% to HLND GP, until each common unit has received a minimum quarterly distribution of $0.45 plus any arrearages from prior quarters;

•               second, 98% to the subordinated units, pro rata, and 2% to HLND GP, until each subordinated unit has received a minimum quarterly distribution of $0.45; and

•               third, 98% to all units, pro rata, and 2% to HLND GP, until each unit has received a distribution of $0.495.

If cash distributions per unit exceed $0.495 in any quarter, HLND GP as general partner will receive increasing percentages, up to a maximum of 50% of the cash HLND distributes in excess of that amount. We refer to these distributions as “incentive distributions.”

The distributions on the subordinated units may be reduced or eliminated if necessary to ensure the common units receive their minimum quarterly distribution. Subordinated units will not accrue arrearages. The subordination period will end once HLND meets certain financial tests, but not before March 31, 2010. These financial tests require HLND to have earned and paid the minimum quarterly distribution on all of its outstanding units for three consecutive four-quarter periods. When the subordination period ends, all remaining subordinated units will convert into common units on a one-for-one basis, and the common units will no longer be entitled to arrearages.

All distributions paid by HLND to common and subordinated unitholders, including amounts paid to affiliate owners and regular and incentive distributions paid to HLND GP were as follows (in thousands, except per unit amounts):

Date Cash		Per Unit Cash
Distribution		Distribution	Common	Subordinated	General Partner		Total Cash
Paid		Amount	Units	Units	Regular	Incentive	Distribution

05/13/05		$0.2250	$612	$918	$31	$—	$1,561
08/12/05		0.4625	1,258	1,887	64	—	3,209
11/14/05		0.5125	1,398	2,091	72	18	3,579
02/14/06		0.6250	2,724	2,550	112	249	5,635
05/15/06		0.6500	2,858	2,652	119	315	5,944
08/14/06		0.6750	3,485	2,754	136	414	6,789
11/14/06	(a)	0.7000	3,623	2,856	145	637	7,261
		$3.8500	$15,958	$15,708	$679	$1,633	$33,978

(a) This cash distribution was announced on October 24, 2006 and will be paid on November 14, 2006 to all unitholders of record as of November 6, 2006.

HILAND HOLDINGS GP, LP

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise references to “we”, “our,” “us,” “HPGP” or “the Partnership” are intended to mean the consolidated business and operations of Hiland Holdings GP, LP. References to “HPGP GP” refer to Hiland Partners GP Holdings, LLC, which serves as our general partner. References to “HLND” are intended to mean the consolidated business and operations of Hiland Partners, LP and its subsidiaries. References to “HLND GP” refer to Hiland Partners GP, LLC, the general partner of Hiland Partners, LP.

Cautionary Statement About Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements include statements regarding our plans, goals, beliefs or current expectations. Statements using words such as “anticipate,” “believe,” “intend,” “project,” “plan,” “continue,” “estimate,” “forecast,” “may,” “will,” or similar expressions help identify forward-looking statements.  Although we believe such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that every objective will be reached.

Our actual results may differ materially from any results projected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks, difficult to predict, and beyond management’s control.  Such factors include:

•               our ability to pay distributions to our unitholders;

•               our expected receipt of distributions from HLND;

•               the general economic conditions in the United States of America as well as the general economic conditions and currencies in foreign countries;

•               the continued ability of HLND to find and contract for new sources of natural gas supply;

•               the amount of natural gas transported on HLND’s gathering systems;

•               the level of throughput in HLND’s natural gas processing and treating facilities;

•               the fees HLND charges and the margins realized for its services;

•               the prices and market demand for, and the relationship between, natural gas and NGLs;

•               energy prices generally;

•               the level of domestic oil and natural gas production;

•               the availability of imported oil and natural gas;

•               actions taken by foreign oil and gas producing nations;

•               the political and economic stability of petroleum producing nations;

•               the weather in HLND’s operating areas;

•               the extent of governmental regulation and taxation;

•               hazards or operating risks incidental to the transporting, treating and processing of natural gas and NGLs that may not be fully covered by insurance;

•               competition from other midstream companies;

•               loss of key personnel;

•               the availability and cost of capital and HLND’s ability to access certain capital sources;

•               changes in laws and regulations to which we and HLND are subject, including tax, environmental, transportation and employment regulations;

•               the costs and effects of legal and administrative proceedings;

•               the ability to successfully identify and consummate strategic acquisitions at purchase prices that are accretive to HLND’s financial results; and

•               risks associated with the construction of new pipelines and treating and processing facilities or additions to HLND’s existing pipelines and facilities.

These factors are not necessarily all of the important factors that could cause our actual results to differ materially from those expressed in any of our forward-looking statements.  Our future results will depend upon various other risks and uncertainties, including, but not limited to those described above.  Other unknown or unpredictable factors also could have material adverse effects on our future results.  You should not place undue reliance on any forward-looking statements.

All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement.   We undertake no duty to update our forward-looking statements to reflect the impact of events or circumstances after the date of the forward-looking statements.

OVERVIEW

We are a Delaware limited partnership formed on May 2006 to own and control HLND GP, the general partner of HLND, and certain other common and subordinated units in HLND. HLND, a publicly traded Delaware limited partnership (NASDAQ: HLND) formed in October 2004, is principally engaged in gathering, compressing, dehydrating, treating, processing and marketing natural gas, fractionating natural gas liquids and providing air compression and water injection services for oil and gas secondary recovery operations. HLND’s operations are primarily located in the Mid-Continent and Rocky Mountain regions of the United States.

On September 19, 2006, we priced 7,000,000 common units in connection with our initial public offering, and on September 20, 2006, our common units began trading on the NASDAQ National Market under the symbol “HPGP”.  On September 25, 2006, we closed our initial public offering of 8,050,000 common units, which included 1,050,000 common units issued pursuant to an over-allotment option that was exercised by the underwriters.  Total proceeds from the sale of the units were $139.6 million, net of $9.3 million of underwriting commissions.

In connection with the closing of our initial public offering, all of the membership interests in HLND GP (which owns the 2% general partner interest and all of the incentive distribution rights in HLND), 1,301,471 HLND common units (including 761,714 HLND common units previously owned by HLND GP) and 4,080,000 subordinated units of HLND were contributed to us, resulting in our ownership of a 57.0% limited partner interest in HLND. The contributions of HLND GP’s assets are reflected at their historical carrying basis of $38.0 million because the contributions are from a related party. As consideration for this contribution, substantially all of the net proceeds from our initial public offering, after the retirement of approximately $35.0 million of outstanding debt of HLND GP, were distributed to Harold Hamm, The Harold Hamm DST Trust, The Harold Hamm HJ Trust, Randy Moeder and Ken Maples (the “Contributing Parties”) and 13,550,000 common units and Class B common units in us were issued to the Contributing Parties.

Our general partner, HPGP GP, manages our operations and activities, including, among other things, paying our expenses and establishing the quarterly cash distribution levels for our common units and reserves that our general partner determines, in good faith, are necessary or appropriate to provide for the conduct of our business, to comply with applicable law, any of our debt instruments or other agreements or to provide for future distributions to our unitholders for any one or more of the upcoming four quarters.

Our primary objective is to increase our cash distributions to our unitholders by actively assisting HLND in executing its business strategy. We intend to support HLND in implementing its business strategy by assisting in identifying, evaluating and pursuing growth opportunities. We may support the growth of HLND through the use of our capital resources, including purchasing HLND units or lending funds to HLND to provide funding for the acquisition of a business or an asset or for an internal growth project. In addition, we may provide HLND with other forms of credit support, such as guarantees relating to financing a project or other types of support related to a merger or acquisition transaction.

HLND completed its initial public offering of 2,300,000 common units on February 15, 2005, receiving net proceeds of $48.1 million. The proceeds from the public offering were used to (1) pay remaining offering costs of $2.2 million and deferred debt issuance costs of $0.6 million, (2) pay outstanding indebtedness of $22.9 million, (3) redeem $6.3 million of common units from an affiliate of Harold Hamm and the Hamm Trusts, and (4) make a $3.9 million distribution to the previous owners of Hiland Partners, LLC. HLND retained $12.2 million to replenish working capital.

Continental Gas, Inc. historically owned all of HLND natural gas gathering, processing, treating and fractionation assets other than the Worland and Bakken gathering systems and certain systems acquired or constructed since HLND’s formation. Hiland Partners, LLC historically has owned the Worland gathering system, HLND compression services assets and the Bakken gathering system.

In connection with HLND’s initial public offering, the former owners of Continental Gas, Inc. and Hiland Partners, LLC and certain of HLND’s affiliates, including its general partner, contributed all of the assets and operations of Continental Gas, Inc., other than a portion of its working capital assets, and substantially all of the assets and operations of Hiland Partners, LLC, other than a portion of its working capital assets and the assets related to the Bakken gathering system, to HLND in exchange for an aggregate of 720,000 common units and 4,080,000 subordinated units, a 2% general partner interest in HLND and all of the incentive distribution rights.

Effective September 1, 2005, HLND consummated the Bakken acquisition pursuant to which we acquired Hiland Partners, LLC, an Oklahoma limited liability company, for approximately $92.7 million in cash, $35.0 million of which was used to retire outstanding Hiland Partners, LLC indebtedness. At the time of this acquisition, Hiland Partners, LLC’s principal asset was the Bakken gathering system located in eastern Montana.

HLND completed a follow-on public offering of 1,630,000 common units on November 21, 2005, receiving net proceeds of $66.1 million, including HLND GP’s contribution of $1.4 million to maintain its 2.0% interest.  HLND used $65.2 million of the proceeds from the public offering to repay a portion of the credit facility borrowings it had previously used to fund the acquisition of Hiland Partners, LLC.

On May 1, 2006, HLND acquired Enogex Gas Gathering, L.L.C.’s eastern Oklahoma “Kinta Area” gathering assets for $96.4 million.  HLND financed the acquisition with $61.2 million of borrowings from its credit facility and $35.0 million of proceeds from the issuance to HLND GP of 761,714 common units and 15,545 general partner equivalent units at $45.03 per unit.

We are engaged in gathering, compressing, dehydrating, treating, processing and marketing natural gas, fractionating NGLs and providing air compression and water injection services for oil and gas secondary recovery operations. Our operations are primarily located in the Mid-Continent and Rocky Mountain regions of the United States.

We manage our business and analyze and report our results of operations on a segment basis.  Our operations are divided into two business segments:

•                    Midstream Segment, which is engaged in gathering and processing of natural gas primarily in the Mid-Continent and Rocky Mountain regions.  Within this segment, we also provide certain related services for compression, dehydration, and treatment of natural gas and the fractionation of NGLs.  This segment generated approximately 93% and 86% of our total segment margin for the three months ended September 30, 2006 and 2005, respectively, and 92% and 85% of our total segment margin for the nine months ended September 30, 2006 and 2005, respectively.

•                    Compression Segment, which is engaged in providing air compression and water injection services for oil and gas secondary recovery operations that are ongoing in North Dakota.  For the three months ended September 30, 2006 and 2005, this segment generated approximately 7% and 14% of our total segment margin, respectively.  For the nine months ended September 30, 2006 and 2005, this segment generated approximately 8% and 15% of our total segment margin, respectively.

Our midstream assets consist of thirteen natural gas gathering systems with approximately 1,800 miles of gas gathering pipelines, five natural gas processing plants, three natural gas treating facilities and three NGL fractionation facilities. Our compression assets consist of two air compression facilities and a water injection plant.

We were formed in May 2006 and therefore do not have any historical financial statements. As a result of the completion of our initial public offering on September 25, 2006, we own and control the general partner of HLND, and therefore commencing on that date our consolidated financial statements include the net assets and operations of us, the accounts of our general partner, the accounts of HLND GP and the accounts of HLND and its subsidiaries. The non-controlling limited partner interests in HLND is reflected as an expense in our results of operations and as a liability on our consolidated balance sheet. We currently have no operating activities apart from those conducted by HLND, and our cash flows will be derived solely from cash distributions from HLND.

Prior to September 25, 2006, our predecessor historical consolidated financial statements are of HLND GP and principally reflect the results of operations of HLND and are adjusted for non-controlling partners’ interests in HLND’s net income. HLND GP commenced operations on February 15, 2005 upon the formation of HLND. Our historical financial information for periods prior to February 15, 2005 reflect the financial results of HLND’s predecessor, Continental Gas, Inc. Accordingly, the discussion of our financial position and results of operations in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the operating activities and results of operations of consolidated HPGP for the periods after September 25, 2006 and of consolidated HLND GP for periods after February 15, 2005 and Continental Gas, Inc. for periods before February 15, 2005.

Historical Results of Operations

Our historical results of operations for the periods presented may not be comparable, either from period to period or going forward, for the reasons described below:

•                    The assets of CGI (Predecessor) were transferred at historical cost as it is considered a reorganization of entities under common control.  Accordingly, our historical financial statements for the periods prior to February 15, 2005 are the financial statements of CGI.

•                    Our acquisition of certain net assets from Hiland Partners, LLC in connection with HLND’s initial public offering was accounted for as a purchase and, as a result, these assets are recorded at their fair value at the time of purchase, which occurred concurrent with the closing of HLND’s initial public offering on February 15, 2005.  Therefore, the results of operations from the Worland gathering system and compression assets are only reflected from February 15, 2005, the date of HLND’s initial public offering.

•                    As stated above, prior to HLND’s formation, Hiland Partners, LLC owned the Horse Creek air compression and the Cedar Hills water injection facility.  These assets have historically been under a lease agreement with Continental Resources, Inc.  In connection with HLND’s formation and HLND’s initial public offering, we entered into a four-year services agreement with Continental Resources, Inc., effective as of January 28, 2005, that replaced the existing lease.  Under the services agreement, we own and operate the facilities and provide air compression and water injection services to Continental Resources, Inc. for a fee.

•                    HLND’s acquisition of Hiland Partners, LLC on September 26, 2005 was accounted for as a purchase for controlling member interest acquired.   As a result of 49% of the outstanding membership interests of Hiland Partners, LLC being partially owned by an affiliate who, at the time, was controlling member of HLND GP, 49% of the net assets of Hiland Partners, LLC, for which estimated fair value was in excess of historical basis, have been recorded at historical cost and 51% of the assets have been recorded at fair value.  The results of operations from our Bakken gathering system, the primary asset of  Hiland Partners, LLC at the time of this acquisition, are only reflected from September 1, 2005,the effective acquisition date.

•                    HLND’s acquisition of the Kinta Area gathering assets from Enogex Gas Gathering, L.L.C. on May 1, 2006 was accounted for as a purchase of assets.  Results of operations from the Kinta Area gathering assets are only reflected from May 1, 2006.

Results of Operations

Set forth in the tables below are financial and operating data for us and our predecessor, HLND GP, and HLND’s predecessor, CGI, for the periods indicated. Operations from the Worland gathering system and compression assets contributed by Hiland Partners, LLC are reflected only from February 15, 2005, the date of HLND’s initial public offering.  Operations from the acquisition of the Bakken gathering system assets are reflected only from September 1, 2005.  Operations from the acquisition of the Kinta Area gathering assets are reflected only from May 1, 2006.

	Three Months Ended September 30,
	2006			2005
		Hiland		Hiland
	Hiland	Partners		Partners
	Holdings	GP, LLC		GP, LLC
	GP, LP (4)	(Predecessor) (5)	Total (6)	(Predecessor) (5)
	(in thousands)
Total Segment Margin Data:
Midstream revenues	$3,656	$52,406	$56,062	$40,720
Midstream purchases	2,583	37,026	39,609	33,313
Midstream segment margin	1,073	15,380	16,453	7,407
Compression revenues (1)	79	1,126	1,205	1,205
Total segment margin (2)	$1,152	$16,506	$17,658	$8,612

Summary of Operations Data:
Midstream revenues	$3,656	$52,406	$56,062	$40,720
Compression revenues	79	1,126	1,205	1,205
Total revenues	3,735	53,532	57,267	41,925

Midstream purchases (exclusive of items shown separately below)	2,583	37,026	39,609	33,313
Operations and maintenance	298	4,271	4,569	1,897
Depreciation, amortization and accretion	427	6,035	6,462	2,912
General and administrative	105	1,292	1,397	542
Total operating costs and expenses	3,413	48,624	52,037	38,664
Operating income	322	4,908	5,230	3,261
Other income (expense)	(119)	(2,370)	(2,489)	(598)
Income before minority interest in income of HLND	203	2,538	2,741	2,663
Minority interest in income of HLND	(72)	(2,693)	(2,765)	(2,617)
Net income (loss)	$131	$(155)	$(24)	$46

HLND operating data:
Natural gas sales (MMBTU/d)			69,563	46,815
NGL sales (Bbls/d)			3,239	1,911
Natural gas gathered (MMBtu/d) (3)			129,168	—

	Nine Months Ended September 30,
	2006			2005
		Hiland
	Hiland	Partners		Hiland	Continental
	Holdings	GP, LLC		Partners,	Gas, Inc.
	GP, LP (4)	(Predecessor) (5)	Total (6)	GP, LLC (7)	(Predecessor) (8)	Total (6)
	(in thousands)
Total Segment Margin Data:
Midstream revenues	$10,422	$149,378	$159,800	$83,481	$11,813	$95,294
Midstream purchases	7,693	110,272	117,965	67,801	9,747	77,548
Midstream segment margin	2,729	39,106	41,835	15,680	2,066	17,746
Compression revenues (1)	236	3,379	3,615	3,012	—	3,012
Total segment margin (2)	$2,965	$42,485	$45,450	$18,692	$2,066	$20,758

Summary of Operations Data:
Midstream revenues	$10,422	$149,378	$159,800	$83,481	$11,813	$95,294
Compression revenues	236	3,379	3,615	3,012	—	3,012
Total revenues	10,658	152,757	163,415	86,493	11,813	98,306

Midstream purchases (exclusive of items shown separately below)	7,693	110,272	117,965	67,801	9,747	77,548

Operations and maintenance	727	10,413	11,140	4,303	780	5,083
Depreciation, amortization and accretion	1,054	15,202	16,256	6,412	512	6,924
General and administrative	253	3,442	3,695	1,425	166	1,591
Total operating costs and expenses	9,727	139,329	149,056	79,941	11,205	91,146
Operating income	931	13,428	14,359	6,552	608	7,160
Other income (expense)	(247)	(4,583)	(4,830)	(899)	(115)	(1,014)
Income before minority interest in income of HLND	684	8,845	9,529	5,653	493	6,146
Minority interest in income of HLND	(553)	(8,438)	(8,991)	(5,577)	—	(5,577)
Net income	$131	$407	$538	$76	$493	$569

HLND operating data:
Natural gas sales (MMBTU/d)			64,796			43,044
NGL sales (Bbls/d)			3,256			1,561
Natural gas gathered (MMBtu/d) (3)			72,657			—

(1)          Compression revenues and compression segment margin are the same. There are no compression purchases associated with the compression segment.

(2)          Reconciliation of total segment margin to operating income:

(3)          Natural gas gathered for fee (MMBtu/d) represents natural gas volumes gathered associated with the Kinta Area gathering assets we acquired on May 1, 2006 in which we do not take title to the gas.

	Three Months Ended September 30,
	2006			2005
		Hiland		Hiland
	Hiland	Partners		Partners
	Holdings	GP, LLC		GP, LLC
	GP, LP (4)	(Predecessor) (5)	Total (6)	(Predecessor) (5)
	(in thousands)
Reconciliation of Total Segment Margin to Operating Income
Operating income	$322	$4,908	$5,230	$3,261
Add:
Operations and maintenance expenses	298	4,271	4,569	1,897
Depreciation, amortization and accretion	427	6,035	6,462	2,912
General and administrative expenses	105	1,292	1,397	542
Total segment margin	$1,152	$16,506	$17,658	$8,612

	Nine Months Ended September 30,
	2006			2005
		Hiland		Hiland
	Hiland	Partners		Partners	Continental
	Holdings	GP, LLC		GP, LLC	Gas, Inc.
	GP, LP (4)	(Predecessor) (5)	Total (6)	(Predecessor) (5)	(Predecessor) (8)	Total (6)
	(in thousands)
Reconciliation of Total Segment Margin to Operating Income
Operating income	$931	$13,428	$14,359	$6,552	$608	$7,160
Add:
Operations and maintenance expenses	727	10,413	11,140	4,303	780	5,083
Depreciation, amortization and accretion	1,054	15,202	16,256	6,412	512	6,924
General and administrative expenses	253	3,442	3,695	1,425	166	1,591
Total segment margin	$2,965	$42,485	$45,450	$18,692	$2,066	$20,758

We view total segment margin, a non-GAAP financial measure, as an important performance measure of the core profitability of our operations. We review total segment margin monthly for a consistency and trend analysis. We define midstream segment margin as midstream revenue less midstream purchases. Midstream purchases include the following costs and expenses: cost of natural gas and NGLs purchased by us from third parties, cost of natural gas and NGLs purchased by us from affiliates, and the cost of crude oil purchased by us from third parties. We define compression segment margin as the revenue derived from our compression segment.

(4)            Amounts presented in the Hiland Holdings GP, LP column include only the consolidated operations beginning on September 25, 2006.  These amounts include the contribution of assets and member interest from HLND GP at the completion of our initial public offering.

(5)            Amounts presented in the HLND GP, LLC Predecessor columns include only the consolidated operations of for the period beginning February 15, 2005 to September 25, 2006.

(6)            Total income and expense items included in our Consolidated Statements of Operations and our predecessor are included in this Form 10-Q for the stated period.

(7)            Amounts presented in the HLND, LP column include only the activity for the period beginning on February 15, 2005.  These amounts include the operations of the Worland gathering system and compression assets acquired from Hiland Partners, LLC at the completion of our initial public offering.

(8)            Amounts presented in the Predecessor columns include only the operations of CGI for the period prior to HLND’s initial public offering on February 15, 2005.

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005

Revenues.  Total revenues (midstream and compression) were $57.3 million for the three months ended September 30, 2006 compared to $41.9 million for the three months ended September 30, 2005, an increase of $15.4 million, or 36.6%.  This increase was primarily attributable to (i) increased volumes of approximately 13,230 MMBtu/d (MMBtu per day) of natural gas sales and 1,250 Bbls/d (Bbls per day) of NGL sales attributable to our acquisition of the Bakken gathering system effective September 1, 2005 and (ii) increased volumes of approximately 8,380 MMBtu/d of natural gas sales and 129,168 MMbtu/d of natural gas gathered from the Kinta Area gathering assets we acquired on May 1, 2006.

Midstream revenues were $56.1 million for the three months ended September 30, 2006 compared to $40.7 million for the three months ended September 30, 2005, an increase of $15.4 million, or 37.7%. Of this increase, $18.7 million was primarily attributable to higher residue natural gas sales volumes and $6.9 million was attributable to higher NGL sales volumes. The midstream revenues attributable to the increase in natural gas sales volumes were offset by a 17.9% decline in average realized natural gas sales prices, or $10.2 million.  The volume increases are primarily attributable to the Bakken gathering system we acquired effective September 1, 2005 and the Kinta Area gathering assets we acquired on May 1, 2006.

Natural gas sales volumes were 69,563 MMBtu/d for the three months ended September 30, 2006 compared to 46,815 MMBtu/d for the three months ended September 30, 2005, an increase of 22,748 MMBtu/d, or 48.6%.  Of the 22,748 MMBtu/d increase, 13,233 MMBtu/d (58.2%) was attributable to natural gas volumes as a result of our Bakken gathering system acquisition effective September 1, 2005 and 8,381 MMBtu/d (36.8%) was attributable to natural gas volumes as a result of our Kinta Area gathering assets we acquired on May 1, 2006. Our NGL sales volumes were 3,239 Bbls/d for the three months ended September 30, 2006 compared to 1,911 Bbls/d for the three months ended September 30, 2005, an increase of 1,328 Bbls/d, or 69.5%.  Of the 1,328 Bbls/d increase, 1,259 Bbls/d (94.8%) was attributable to our Bakken gathering system.

Average realized natural gas sales prices were $5.98 per MMBtu for the three months ended September 30, 2006 compared to $7.28 per MMBtu for the three months ended September 30, 2005, a decrease of $1.30 per MMBtu, or 17.9%.  Average realized NGL sales prices were $1.09 per gallon for both of the three months ended September 30, 2006 and 2005. The decrease in natural gas prices was primarily due to a softening of supply and demand fundamentals for natural gas, which caused natural gas prices to fall during the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

Cash received from our counterparty on cash flow swap contracts for natural gas derivative transactions that closed during the three months ended September 30, 2006 totaled $1.4 million.  This gain increased average realized natural gas sales prices to $5.98 per MMBtu from $5.76 per MMBtu, an increase of $0.22 per MMBtu, (3.8%).  We had no derivative transactions during the three months ended September 30, 2005.

Fees earned from 129,168 MMBtu/d of natural gas gathered, in which we do not take title to the gas, related to our Kinta Area gathering assets were $2.7 million for the three months ended September 30, 2006.  We had no similar fees from natural gas gathering during the three months ended September 30, 2005.

Compression revenues were $1.2 million for the each of the three months ended September 30, 2006 and 2005.

Midstream Purchases.  Midstream purchases were $39.6 million for the three months ended September 30, 2006 compared to $33.3 million for the three months ended September 30, 2005, a net increase of $6.3 million, or 18.9%.  The net increase of $6.3 million was attributable to a $7.6 million increase in purchases as a result of our Bakken gathering system acquisition effective September 1, 2005 and a $3.3 million increase was attributable to purchases as a result of our Kinta Area gathering assets we acquired on May 1, 2006, both of which were offset by the effect of reduced realized natural gas sales prices of $4.6 million.

Operations and Maintenance.  Operations and maintenance expense totaled $4.6 million for the three months ended September 30, 2006 compared with $1.9 million for the three months ended September 30, 2005, an increase of $2.7 million, or 140.9%. Of this increase, $1.7 million, or 63.7% was attributable to operations and maintenance as a result of our Kinta Area gathering assets we acquired on May 1, 2006 and $0.6 million, or 23.9% was attributable to operations and maintenance at our Bakken gathering system we acquired effective September 1, 2005.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expense totaled $6.5 million for the three months ended September 30, 2006 compared with $2.9 million for the three months ended September 30, 2005, an increase of $3.6 million, or 121.9%.  Of this increase, $2.0 million, or 55.4% was attributable to depreciation and amortization on our Kinta Area gathering assets we acquired on May 1, 2006 and $1.5 million, or 41.2% was attributable to depreciation and amortization on our Bakken gathering system we acquired effective September 1, 2005.

General and Administrative.  General and administrative expense totaled $1.4 million for the three months ended September 30, 2006 compared with $0.5 million for the three months ended September 30, 2005, an increase of $0.9 million, or 157.8%.  The increase is primarily attributable to increased salaries and additional staffing of $0.3 million as a result of growth and $0.3 million in

Sarbanes-Oxley internal control compliance costs and audit and tax preparation fees.

Other Income (Expense). Other income (expense) totaled ($2.5) million for the three months ended September 30, 2006 compared with ($0.6) million for the three months ended September 30, 2005, an increase in expense of $1.9 million.  The increase is primarily attributable to interest expense associated with borrowings of $61.2 million on HLND’s credit facility to partially finance the Kinta Area gathering assets HLND acquired on May 1, 2006 and the interest expense associated with the partial financing of HLND’s acquisition of the Bakken gathering system effective September 1, 2005. This increase is also attributable to $0.6 million of interest expense associated with borrowings by HLND GP of $35.0 million to finance the purchase of the 761,714 common units of HLND.

Minority Interest.  Minority interest in income of Hiland Partners, LP, which represents the allocation of HLND earnings to its limited partner interests not owned by HPGP, increased to $2.8 million for the three months ended September 30, 2006 from $2.6 million for the prior year comparable period.  This $0.2 million increase is primarily attributable to an increase in Hiland Partners’ overall net income and an increase in its outstanding limited partner units due to its November 2005 offering of common units and its issuance of 761,714 common units in May 2006.

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

Revenues.  Total revenues (midstream and compression) were $163.4 million for the nine months ended September 30, 2006 compared to $98.3 million for the nine months ended September 30, 2005, an increase of $65.1 million, or 66.2%.  This increase was primarily attributable to (i) increased volumes of approximately 14,200 MMBtu/d of natural gas sales, and 1,600 Bbls/d of NGL sales attributable to our acquisition of the Bakken gathering system effective September 1, 2005, (ii) increased volumes of approximately 7,597 MMBtu/d of natural gas sales and 129,644 MMBtu/d of natural gas gathered for the five months ended September 30, 2006 from the Kinta Area gathering assets we acquired on May 1, 2006 (iii) additional volumes attributable to the Worland gathering system which was contributed to us on February 15, 2005 and (iv) increased revenues from compression assets also contributed to us on February 15, 2005.

Midstream revenues were $159.8 million for the nine months ended September 30, 2006 compared to $95.3 million for the nine months ended September 30, 2005, an increase of $64.5 million, or 67.7%. Of this increase, $61.0 million was primarily attributable to higher residue natural gas and NGL sales volumes and $3.5 million was attributable to higher NGL sales prices offset by a slight decrease in average realized natural gas prices. The Bakken gathering system we acquired effective September 1, 2005 represented $43.3 million, or 67.2% of the volume increase while the increase in volumes attributable to the Kinta Area gathering assets we acquired on May 1, 2006 represented $11.8 million, or 18.2%. The inclusion of Worland gathering system for the entire nine months in 2006 as compared to only seven and one-half months of the corresponding period in 2005 also contributed to the volume increase for the nine months ended September 30, 2006 as compared to the corresponding period in 2005.

Natural gas sales volumes were 64,796 MMBtu/d for the nine months ended September 30, 2006 compared to 43,044 MMBtu/d for the nine months ended September 30, 2005, an increase of 21,752 MMBtu/d, or 50.5%.  Of the 21,752 MMBtu/d increase, 14,178 MMBtu/d, or 65.2% was attributable to the natural gas volumes as a result of our Bakken gathering system acquisition effective September 1, 2005 and 7,597 MMBtu/d, or 34.9% was attributable to the natural gas volumes as a result of our Kinta Area gathering assets we acquired on May 1, 2006. Our NGL sales volumes were 3,256 Bbls/d for the nine months ended September 30, 2006 compared to 1,561 Bbls/d for the nine months ended September 30, 2005, an increase of 1,695 Bbls/d, or 108.6%.  Of the 1,695 Bbls/d increase, 1,599, or 94.3% was attributable to our Bakken gathering system. These increases in volumes were also attributable in part to the inclusion of the Worland gathering system for the entire nine months in 2006 as compared to only seven and one-half months of the corresponding period in 2005.

Average realized natural gas sales prices were $6.30 per MMBtu for the nine months ended September 30, 2006 compared to $6.35 per MMBtu for the nine months ended September 30, 2005, a decrease of $0.05 per MMBtu, or 0.8%.  Average realized NGL sales prices were $1.06 per gallon for the nine months ended September 30, 2006 compared to $0.95 per gallon for the nine months ended September 30, 2005, an increase of $0.11 per gallon or 11.6%.  The change in our average realized NGL sales prices was primarily a result of higher index prices due to a tightening of supply and demand fundamentals for energy, which caused crude oil prices to rise during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Cash received from our counterparty on cash flow swap contracts that began on May 1, 2006 for natural gas derivative transactions that closed during the nine months ended September 30, 2006 totaled $2.4 million.  This gain increased average realized natural gas sales prices to $6.30 per MMBtu from $6.16 per MMBtu, an increase of $0.14 per MMBtu, or 2.3%.  We had no derivative transactions during the nine months ended September 30, 2005.

Fees earned from a five-month average of 129,644 MMBtu/d of natural gas gathered, in which we do not take title to the gas, related to our Kinta Area gathering assets we acquired on May 1, 2006 were $4.5 million for the nine months ended September 30, 2006. The five-month average of 129,644 equates to an average 72,657 for the nine months ended September 30, 2006.  We had no similar fees from natural gas gathering during the nine months ended September 30, 2005.

Compression revenues were $3.6 million for the nine months ended September 30, 2006 compared to $3.0 million for the nine months ended September 30, 2005, an increase of $0.6 million or 20.0%.  The compression assets were contributed by Hiland Partners, LLC on February 15, 2005, and accordingly, revenues from these assets were only included for seven and one-half months of the nine months ended September 30, 2005.

Midstream Purchases.  Midstream purchases were $118.0 million for the nine months ended September 30, 2006 compared to $77.6 million for the nine months ended September 30, 2005, an increase of $40.4 million, or 52.1%.  Of the $40.4 million increase, $28.9 million, or 71.5% was attributable to purchases as a result of our Bakken gathering system acquisition effective September 1, 2005 and $5.4 million, or 13.3% was attributable to purchases as a result of our Kinta Area gathering assets we acquired on May 1, 2006.  The increase in purchases is also attributable to the inclusion of the Worland gathering system for the entire nine months in 2006 as compared to only seven and one-half months of the corresponding period in 2005.

Operations and Maintenance.  Operations and maintenance expense totaled $11.1 million for the nine months ended September 30, 2006 compared with $5.1 million for the nine months ended September 30, 2005, an increase of $6.0 million, or 119.2%. Of this increase, $2.8 million, or 46.4% was attributable to operations and maintenance as a result of our Kinta Area gathering assets we acquired on May 1, 2006 and $2.1 million, or 34.6% was attributable to operations and maintenance at our Bakken gathering system we acquired effective September 1, 2005. The increase in operations and maintenance is also attributable to the inclusion of the Worland gathering system for the entire nine months in 2006 as compared to only seven and one-half months of the corresponding period in 2005.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expense totaled $16.2 million for the nine months ended September 30, 2006 compared with $6.9 million for the nine months ended September 30, 2005, an increase of $9.4 million, or 134.8%.  Of this increase, $5.1 million, or 54.3% was attributable to depreciation and amortization on our Bakken gathering system we acquired effective September 1, 2005 and $3.3 million, or 35.7% was attributable to depreciation and amortization on our Kinta Area gathering assets we acquired on May 1, 2006. The increase in depreciation, amortization and accretion is also attributable to the inclusion of the Worland gathering system for the entire nine months in 2006 as compared to only seven and one-half months of the corresponding period in 2005.

General and Administrative.  General and administrative expense totaled $3.7 million for the nine months ended September 30, 2006 compared with $1.6 million for the nine months ended September 30, 2005, an increase of $2.1 million, or 132.2%.  The increase is primarily attributable to increased salaries and additional staffing of $0.9 million as a result of growth and $0.8 million in Sarbanes-Oxley internal control compliance costs and audit and tax preparation fees.

Other Income (Expense). Other income (expense) totaled ($4.8) million for the nine months ended September 30, 2006 compared with ($1.0) million for the nine months ended September 30, 2005, an increase in expense of $3.8 million.  The increase is primarily attributable to interest expense associated with borrowings of $61.2 million on HLND’s credit facility to partially finance the Kinta Area gathering assets HLND acquired on May 1, 2006 and the interest expense associated with the partial financing of HLND’s acquisition of the Bakken gathering system effective September 1, 2005. This increase is also attributable to $1.1 million of interest expense associated with borrowings by HLND GP of $35.0 million to finance the purchase of the 761,714 common units of HLND.

Minority Interest.  Minority interest in income of Hiland Partners, LP, which represents the allocation of HLND earnings to its limited partner interests not owned by HPGP, increased to $9.0 million for the nine months ended September 30, 2006 from $5.6 million for the prior year comparable period.  This $3.4 million increase is primarily attributable to an increase in Hiland Partners’ overall net income and an increase in its outstanding limited partner units due to its November 2005 offering of common units and its issuance of 761,714 common units in May 2006.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We rely on distributions from HLND to fund cash requirements for our operations. Cash generated from operations, borrowings under HLND’s credit facility and funds from private or public equity and future debt offerings are HLND’s primary sources of liquidity. We believe that funds from these sources should be sufficient to meet both HLND’s short-term working capital requirements and its long-term capital expenditure requirements. HLND’s ability to pay distributions to unitholders, to fund planned capital expenditures and to make acquisitions depends upon HLND’s future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in HLND’s industry and financial, business and other factors, some of which are beyond HLND’s control.

Cash Flows from Operating Activities

Our cash flows from operating activities increased by $29.4 million to $30.4 million for the nine months ended September 30,

2006 from $1.0 million for the nine months ended September 30, 2005.  Approximately $9.3 million of the increase is attributable to higher depreciation and amortization during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.  In addition, changes in working capital items exclusive of cash contributed $4.1 million to cash flows from operating activities during the nine months ended September 30, 2006 as compared to reducing cash flows from operating activities by $12.5 million for the nine months ended September 30, 2005.  The use of cash in operating activities in 2005 was primarily a result of replenishing our accounts receivable after the closing of our initial public offering and increased accounts receivable as a result of higher realized prices for natural gas and NGLs.  In connection with HLND’s formation, the $9.1 million accounts receivables of CGI was retained by former owners of CGI.  Decreased natural gas and NGL prices at September 30, 2006 as compared to natural gas and NGL prices at December 31, 2005, offset by the effect of our acquisition of the Kinta Area gathering assets contributed to decreases in accounts receivable and accrued midstream revenues during the nine months ended September 30, 2006.  Accounts payable and accrued midstream purchases during the nine months ended September 30, 2006 decreased due to a reduction in natural gas and NGL purchase prices at September 30, 2006 as compared to natural gas and NGL prices at December 31, 2005, but was somewhat offset by increased vendor payables relating to internal expansion and growth projects and additional accounts payable relating to the operations of the Kinta Area gathering assets acquired on May 1, 2006.

Cash Flows Used for Investing Activities

Cash flows used in investing activities, which represent investments in property and equipment and payments made for acquisitions, increased to $144.3 million from $65.2 million, an increase of $79.1 million for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The increase is primarily a result of the Kinta Area gathering assets acquisition on May 1, 2006, the ongoing progress on our Badlands expansion project and continued growth at our Bakken gathering system.

Cash Flows from Financing Activities

Our cash flows from financing activities increased to $118.6 million for the nine months ended September 30, 2006 from $71.0 million for the nine months ended September 30, 2005. HPGP completed its initial public offering of 8,050,000 common units on September 25, 2006, receiving net proceeds of $139.6 million. The proceeds from the public offering were used to repay approximately $1.8 million in offering costs, $35.0 million of outstanding debt of the HLND, GP, plus accrued interest of approximately $1.0 million, and distributed to the Contributing Parties as follows: (1) $57.5 million to Mr. Hamm, (2) $24.1 million to the Harold Hamm DST Trust, (3) $16.1 million to the Harold Hamm HJ Trust, (4) $2.9 million to Randy Moeder and (5) $1.2 million to Ken Maples. During the nine months ended September 30, 2006, HLND borrowed $100.3 million under its credit facility to partially fund the Kinta Area gathering assets acquisition on May 1, 2006 and to fund its internal expansion projects at Badlands, Kinta Area and Bakken. On May 1, 2006, HLND GP borrowed $35.0 million to purchase 761,714 common units and 15,545 general partner units of HLND, which was used by HLND to complete the Kinta Area gathering assets acquisition on the same day. During the nine months ended September 30, 2006 we incurred $0.4 million of debt issuance costs and HLND incurred $0.9 million. During the nine months ended September 30, 2006, HLND GP’s members contributed $0.5 million as a capital contribution. During the nine months ended September 30, 2006, HLND distributed $16.5 million to minority interest unitholders, and HLND GP distributed $1.8 million to its members. HLND completed its initial public offering of 2,300,000 common units on February 15, 2005, receiving net proceeds of $48.1 million. The proceeds from the public offering were used to (1) pay remaining offering costs of $2.2 million and deferred debt issuance costs of $0.6 million, (2) pay outstanding indebtedness of $22.9 million, (3) redeem $6.3 million of common units from an affiliate of Harold Hamm and the Hamm Trusts, and (4) make a $3.9 million distribution to the previous owners of Hiland Partners, LLC.  We retained $12.2 million to replenish working capital. During the nine months ended September 30, 2005, HLND GP’s members contributed $0.1 million as a capital contribution. During the nine months ended September 30, 2005, HLND distributed $4.7 million to minority interest unitholders, and HLND GP distributed $0.9 million to its members. During the period from January 1, 2005 to February 14, 2005, CGI repaid $1.1 million of its outstanding indebtedness.

Capital Requirements

The midstream energy business is capital intensive, requiring significant investment to maintain and upgrade existing operations.  Our capital requirements have consisted primarily of, and we anticipate will continue to be:

•                    maintenance capital expenditures, which are capital expenditures made to replace partially or fully depreciated assets to maintain the existing operating capacity of HLND’s assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows; and

•                    expansion capital expenditures such as those to acquire additional assets to grow HLND’s business, to expand and upgrade gathering systems, processing plants, treating facilities and fractionation facilities and to construct or acquire similar systems or facilities.

We believe that cash generated from the operations of HLND’s business will be sufficient to meet anticipated maintenance capital expenditures and anticipate that expansion capital expenditures will be funded through long-term borrowings or other debt financings and/or equity offerings.  See “Credit Facility” below for information related to our credit agreements.

A summary of our contractual cash obligations as of September 30, 2006, which includes expansion projects on our Badlands, Kinta Area and Bakken gathering systems, is presented below:

	Payment Due by Period
	Total	Due in	Due in	Due in	Due in
Type of Obligation	Obligation	2006	2007	2008	2009	Thereafter
	(in thousands)
HPGP’s revolving credit facility	$254	$—	$—	$—	$—	$254
HLND’s revolving credit facility	134,064	$—	$—	$—	$—	134,064
Contracts on internal expansion projects	11,554	5,111	6,443	—	—	—
Operating leases and service agreements	2,693	281	1,083	325	325	679
Total contractual cash obligations	$148,565	$5,392	$7,526	$325	$325	$134,997

Badlands Expansion Project

On November 8, 2005, HLND entered into a new 15-year definitive Gas Purchase Agreement with Continental Resources, Inc. under which HLND will gather, treat and process additional natural gas, which is produced as a by-product of Continental Resources’ secondary oil recovery operations, in the areas specified by the contract.  In order to fulfill our obligations under the agreement, we intend to expand our Badlands gas gathering system and processing plant located in Bowman County, North Dakota.  This expansion project will include the construction of a 40,000 Mcf/d nitrogen rejection plant and the expansion of our existing Badlands field gathering infrastructure.  The expansion project, which is targeted for completion in the first quarter of 2007, is expected to cost approximately $40.0 million, which we intend to fund using our existing bank credit facility. As of September 30, 2006, we have invested $30.5 million in the expansion project. Moreover, we expect to spend an additional $9.5 million in 2007 to expand the system. As of September 30, 2006, we have contractual obligations, including operating lease and service agreements related to the expansion project at our Badlands gathering system, totaling $9.3 million.  The cost to expand the system may exceed our expected costs if our assumptions as to construction costs or other factors are incorrect or as a result of other events that are beyond our control.

Bakken Expansion Project

We have has plans to install additional gathering and compression infrastructure at our Bakken facility in order to reach the system’s expected capacity of approximately 25,000 Mcf/d. We expect this expansion will be completed in the fourth quarter of 2006.  We also intend to expand the existing NGL fractionation facilities in order to fractionate the expected increased NGL volumes from both our Bakken plant and our Badlands plant.  We expect this expansion will be completed in the second quarter of 2007.  As of September 30, 2006, we have $0.7 million remaining on contractual obligations to purchase two new compressors which we expect to be operational by the fourth quarter of 2006.

Other Expansion Projects

At our Kinta Area gathering systems, we intend to install four amine-treating facilities to remove excess carbon dioxide levels from the gas and install additional compression facilities to expand the current capacity by approximately 11,000 Mcf/d. We expect these expansion projects will be completed by first quarter 2007.  As of September 30, 2006, we have contractual obligations related to the amine-treating facilities of $1.1 million. We also plan to install additional pipelines and compression facilities at our Eagle Chief gathering system in order to increase our current system capacity from approximately 30,000 Mcf/d to approximately 35,500 Mcf/d due to increased volumes on this system.  We expect this expansion project will be completed by fourth quarter 2006.

Financial Derivatives and Commodity Hedges

We have entered into certain financial derivative instruments that are classified as cash flow hedges in accordance with SFAS No. 133, as amended, and relate to forecasted sales in 2006, 2007 and 2008. We entered into these instruments to hedge the forecasted natural gas and NGL sales or purchases against the variability in expected future cash flows attributable to changes in market prices. The swap instruments are contractual agreements between us and or counterparty to exchange obligations of money as the underlying natural gas or NGLs are sold or purchased. Under these swap agreements, we either receive or pay a monthly net settlement that is determined by the difference between a fixed price and a floating price based on certain indices for the relevant contract period for the agreed upon volumes.  The following table provides information about these financial derivative instruments for the periods indicated:

			Fair Value
		Average	Asset
Description and Production Period	Volume	Fixed Price	(Liability)
	(MMBtu)	(per MMBtu)
Natural Gas - Sold Fixed for Floating Price Swaps
October 2006 - September 2007	1,620,000	$8.26	$4,280
October 2007 - December 2008	2,025,000	$8.00	2,544
			$6,824

	(MMBtu)	(per MMBtu)
Natural Gas - Buy Fixed for Floating Price Swaps
October 2006 - September 2007	600,000	$8.87	$(1,516)
October 2007 - March 2008	300,000	$8.87	(398)
			$(1,914)

	(Bbls)	(per Gallon)
Natural Gas Liquids - Sold Fixed for Floating Price Swaps
October 2006 - September 2007	152,652	$1.13	$(113)
October 2007 - March 2008	76,326	$1.13	(154)
			$(267)

In addition to the contractual obligations noted in the table above, HLND has executed various natural gas fixed price physical forward sales contracts on approximately 100,000 MMBtu per month for the remainder of 2006 and all of 2007 and 2008 with fixed prices ranging from $4.47 to $9.52 per MMBtu in 2006, $4.49 to $9.13 per MMBtu in 2007 and $8.43 per MMBtu in 2008.  These contracts have been designated as normal sales under SFAS No. 133 and are therefore not marked to market as derivatives.  A summary of our fixed price physical forward sales contracts is presented in the table below:

		Average
		Fixed Price
Production Period	(MMBtu)	(per MMBtu)

October 2006 - September 2007	1,200,000	$6.86
October 2007 - December 2008	1,500,000	$8.11

Off-Balance Sheet Arrangements.

We had no off-balance sheet arrangements as of September 30, 2006.

Credit Facility

HLND GP

On May 1, 2006, HLND GP entered into an unsecured credit agreement under which it borrowed $35.0 million to purchase 761,714 common units and 15,545 general partner units from HLND. The loan was guaranteed by all HLND GP’s members and matured and was paid in full upon the completion of our initial public offering on September 25, 2006. HLND GP’s board of directors, as well as the conflicts committee of its board of directors, consisting of independent directors, approved the transaction.

HPGP

On September 25, 2006, concurrently with the closing of our initial public offering, HPGP entered into a three-year $25.0 million secured revolving credit facility.  The facility will permit us, if certain conditions are met, to increase borrowing capacity by up to an additional $25.0 million. The facility will be secured by all of our ownership interests in HLND and its general partner, other than the 2% general partner interest and the incentive distribution rights.

The facility will mature on the third anniversary of the initial public offering, at which time all outstanding amounts thereunder become due and payable.

Loans under the facility will bear interest, at our option, at either (i) an alternate base rate plus an applicable margin ranging from 100 to 150 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 200 to 250 basis points per annum in each case based on our ratio of consolidated funded debt to EBITDA. The alternate base rate is equal to the greatest of (a) the prime rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the federal funds effective rate in effect on such day plus 1/2 of 1%. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the facility at a percentage per annum equal to 2.0%. A commitment fee ranging from 25 to 50 basis points per annum based on our ratio of consolidated funded debt to EBITDA will be payable on the average daily unused portion of the facility for the quarter most recently ended.

The facility contains several covenants that, among other things, require the maintenance of two financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions.

The credit facility also contains covenants requiring a maximum consolidated funded debt to EBITDA ratio of 3.0:1.0 for the four fiscal quarters most recently ended and a minimum interest coverage ratio of 3.0:1.0.

The amount we may borrow under the facility is limited to the lesser of: (i) 50% of the sum of the value of the HLND common and subordinated units and certain other assets held by us and certain of our subsidiaries at the end of each fiscal quarter and (ii) the maximum available amount of the facility (currently $25.0 million). For purposes of this calculation, the value of (i) the HLND common units on any date shall be the closing price for such units as reflected on the Nasdaq Global Market on any date, and (ii) the HLND subordinated units on any date shall be deemed to equal 85% of the value of the HLND common units on such date.

The facility prohibits us from making distributions to unitholders if any default or event of default, as defined in the credit facility, has occurred and is continuing or would result from the distribution. In addition, the facility contains various covenants that limit, among other things, subject to certain exceptions and negotiated “baskets,” our ability to incur indebtedness, grant liens, enter into agreements restricting our ability to grant liens on our assets or amend the facility, make certain loans, acquisitions and investments or enter into a merger, consolidation or sale of assets.

The facility limits distributions to our unitholders to our available cash, as defined in our partnership agreement. Restricted payments under the facility are subject to an annual “clean-down” period of 15 consecutive days in which the amount outstanding that relates to funding the restricted payments under the facility must be reduced to zero.

As of September 30, 2006, we had $0.3 million outstanding under this credit facility and were in compliance with our financial covenants.

HLND

Concurrently with the closing of its initial public offering, HLND entered into a three-year $55.0 million senior secured revolving credit facility.  On September 26, 2005, concurrently with the closing of the Bakken acquisition, HLND amended this facility to increase its borrowing capacity under the facility to $125.0 million. On May 1, 2006, HLND, through its wholly owned operating subsidiary, Hiland Operating, LLC completed the acquisition of Enogex Gas Gathering, L.L.C.’s eastern Oklahoma Kinta Area gathering assets for $96.4 million in cash. HLND used $61.2 million of our bank revolving credit facility to partially fund the acquisition.

On September 8, 2006, HLND entered into a second amendment to our credit facility to, among other things, increase its borrowing base to $200 million and revise certain covenants. The facility currently consists of a $191.0 million senior secured revolving credit facility to be used for funding acquisitions and other capital expenditures, issuance of letters of credit and general corporate purposes (the “revolving acquisition facility”); and a $9.0 million senior secured revolving credit facility to be used for working capital and to fund distributions (the “revolving working capital facility”).

In addition, HLND’s credit facility provides for an accordion feature, which permits us, if certain conditions are met, to increase the size of the revolving acquisition facility by up to $150 million and allows for the issuance of letters of credit of up to $15.0 million in the aggregate. The credit facility will mature in May 2011. At that time, the agreement will terminate and all outstanding amounts thereunder will be due and payable.

HLND’s obligations under the credit facility are secured by substantially all of its assets and guaranteed by HLND, and all of its subsidiaries, other than its operating company, which is the borrower under the credit facility.

Indebtedness under the credit facility will bear interest, at HLND’s option, at either (i) an Alternate Base Rate plus an applicable margin ranging from 50 to 125 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 150 to 225 basis points per annum based on our ratio of consolidated funded debt to EBITDA. The Alternate Base Rate is a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the Federal Funds effective rate in effect on such day plus 1/2 of 1%. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 1.0%. An unused commitment fee ranging from 25 to 50 basis points per annum based on our ratio of consolidated funded debt to EBITDA will be payable on the unused portion of the credit facility. During any step-up period, the applicable margin with respect to loans under the credit facility will be increased by 35 basis points per annum and the unused commitment fee will be increased by 12.5 basis points per annum.

The credit facility prohibits HLND from making distributions to unitholders if any default or event of default, as defined in the credit facility, has occurred and is continuing or would result from the distribution. In addition, the credit facility contains various covenants that limit, among other things, subject to certain exceptions and negotiated “baskets,” HLND’s ability to incur indebtedness, grant liens, make certain loans, acquisitions and investments, make any material changes to the nature of its business, amend its material agreements, including the Omnibus Agreement or enter into a merger, consolidation or sale of assets.

The credit facility also contains covenants requiring HLND to maintain a maximum consolidated funded debt to EBITDA ratio of 4.0:1.0, provided that in the event we make certain permitted acquisitions or capital expenditures, the credit facility allows this ratio to increase to 4.75:1.0 for the following three fiscal quarters (a “step-up period”) and a minimum interest coverage ratio of 3.0:1.0.

The credit facility defines EBITDA as consolidated net income, plus income tax expense, interest expense, depreciation and amortization expense, amortization of intangibles and organizational costs, non-cash unit based compensation expense, and adjustments for non-cash gains and losses on specified derivative transactions and for other extraordinary items.

Upon the occurrence of an event of default as defined in the credit facility, the lenders may, among other things, be able to accelerate the maturity of the credit facility and exercise other rights and remedies as set forth in the credit facility.

The credit facility limits distributions to HLND’s unitholders to available cash, as defined by the agreement, and borrowings to fund such distributions are only permitted under the revolving working capital facility. The revolving working capital facility is subject to an annual “clean-down” period of 15 consecutive days in which the amount outstanding under the revolving working capital facility is reduced to zero.

As of September 30, 2006, HLND had $134.1 million outstanding under the credit facility and were in compliance with its financial covenants.

Impact of Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the periods presented.

Recent Accounting Pronouncements

In October 1995 the FASB issued SFAS No. 123, “Share-Based Payment,” which was revised in December 2004 (“SFAS 123R”) FASB 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that cost be measured based on the fair value of the equity or liability instruments issued. We adopted SFAS 123R as of January 1, 2006 and applied SFAS 123R using the permitted modified prospective method beginning as of the same date and our unearned deferred compensation of $289 as of January 1, 2006 has been eliminated against common unit equity. Prior to January 1, 2006 we recorded and unamortized compensation related to restricted unit awards as unearned compensation in equity. We expect no change to our cash flow presentation from the adoption of SFAS 123R since no tax benefits are recognized by us as a pass through entity. Our compensation expense for these awards is recognized on the accelerated attribution method. Units to be issued under our unit incentive plan will result from newly issued units. No compensation expense was recognized in 2005 for our unit options granted during 2005. Prior to our adoption of SFAS 123R on January 1, 2006, we applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for our unit-based compensation awards. We had 152,300 options outstanding as of September 30, 2006.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.”  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) such as fair value hierarchy used to classify the source of information used in fair value measurements (i.e., market based or non-market based) and expands disclosure about fair value measurements based on their level in the hierarchy.  This Statement applies to derivatives and other financial instruments, which Statement 133, Accounting for Derivative Instruments and Hedging Activities, requires be measured at fair value at initial recognition and for all subsequent periods. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We will apply the provisions of the Statement prospectively in our first interim period in the fiscal year beginning on January 1, 2008 and we do not expect a change in our methodologies of fair value measurements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely used methods for quantifying the effects of financial statement misstatements.  These methods are referred to as the “roll-over” and “iron curtain” method.  The roll-

over method quantifies the amount by which the current year income statement is misstated.  Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated.  Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements.  SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures.  This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. We will initially apply SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006 and we do not expect to record an adjustment.

Significant Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed.  Accounting rules generally do not involve a selection among alternatives, but involve the implementation and interpretation of existing rules, and the use of judgment applied to the specific set of circumstances existing in our business.  We make every effort to properly comply with all applicable rules on or before their adoption, and we believe the proper implementation and consistent application of the accounting rules are critical.  For further details on our accounting policies, you should read Note 1 of the accompanying Notes to Financial Statements.

Revenue Recognition.   Revenues for sales of natural gas and NGLs product sales are recognized at the time the product is delivered and title is transferred.  Revenues for compression services are recognized when the services under the agreement are performed.

Derivatives.   We utilize derivative financial instruments to reduce commodity price risks. We do not hold or issue derivative financial instruments for trading purposes. Statement of Financial Accounting Standards (or SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended in September 2000 by SFAS No. 138 and in May 2003 by SFAS No. 149, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Derivatives that are not designated as hedges are adjusted to fair value through income. If the derivative is designated as a hedge, depending upon the nature of the hedge, changes in the fair value of the derivatives are either offset against the fair value of assets, liabilities or firm commitments through income, or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a derivative’s change in fair value is immediately recognized into income. If a derivative no longer qualifies for hedge accounting the amounts in accumulated other comprehensive income will be immediately charged to operations.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices.  The principal market risk to which we are exposed is commodity price risk for natural gas and NGLs.  We also incur, to a lesser extent, risks related to interest rate fluctuations.  We do not engage in commodity energy trading activities.

Commodity Price Risks.  Our profitability is affected by volatility in prevailing NGL and natural gas prices.  Historically, changes in the prices of most NGL products have generally correlated with changes in the price of crude oil.  NGL and natural gas prices are volatile and are impacted by changes in the supply and demand for NGLs and natural gas, as well as market uncertainty.  To illustrate the impact of changes in prices for natural gas and NGLs on our operating results, we have provided below, a matrix that reflects, for the nine months ended September 30, 2006, the impact on our total segment margin of a $0.01 per gallon change (increase or decrease) in NGL prices coupled with a $0.10 per MMBtu change (increase or decrease) in the price of natural gas.  The magnitude of the impact on total segment margin of changes in natural gas and NGL prices presented may not be representative of the magnitude of the impact on total segment margin for different commodity prices or contract portfolios.  Natural gas prices can also affect our profitability indirectly by influencing the level of drilling activity and related opportunities for our services.

		Natural Gas Price Change
		($/MMBtu)
		$0.10	$(0.10)

NGL Price	$0.01	$81,000	$51,000
Change ($/gal)	$(0.01)	$(56,000)	$(182,000)

We manage this commodity price exposure through an integrated strategy that includes management of our contract portfolio, optimization of our assets and the use of derivative contracts. As a result of these derivative swap contracts, we have hedged a portion of our expected exposure to natural gas prices and NGL prices in 2006, 2007 and 2008. We continually monitor our hedging and contract portfolio and expect to continue to adjust our hedge position as conditions warrant. The following table provides information about our derivative instruments for the periods indicated:

			Fair Value
		Average	Asset
Description and Production Period	Volume	Fixed Price	(Liability)
	(MMBtu)	(per MMBtu)
Natural Gas - Sold Fixed for Floating Price Swaps
October 2006 - September 2007	1,620,000	$8.26	$4,280
October 2007 - December 2008	2,025,000	$8.00	2,544
			$6,824

	(MMBtu)	(per MMBtu)
Natural Gas - Buy Fixed for Floating Price Swaps
October 2006 - September 2007	600,000	$8.87	$(1,516)
October 2007 - March 2008	300,000	$8.87	(398)
			$(1,914)

	(Bbls)	(per Gallon)
Natural Gas Liquids - Sold Fixed for Floating Price Swaps
October 2006 - September 2007	152,652	$1.13	$113
October 2007 - March 2008	76,326	$1.13	(154)
			$(267)

In addition to the contractual obligations noted in the table above, we have executed various natural gas fixed price physical forward sales contracts on approximately 100,000 MMBtu per month for the remainder of 2006 and all of 2007 and 2008 with fixed prices ranging from $4.47 to $9.52 per MMBtu in 2006, $4.49 to $9.13 per MMBtu in 2007 and $8.43 per MMBtu in 2008.  These contracts have been designated as normal sales under SFAS No. 133 and are therefore not marked to market as derivatives.  A summary of our fixed price physical forward sales contracts is presented in the table below:

		Average
		Fixed Price
Production Period	(MMBtu)	(per MMBtu)

October 2006 - September 2007	1,200,000	$6.86
October 2007 - December 2008	1,500,000	$8.11

Interest Rate Risk.   We are exposed to changes in interest rates as a result of our credit facilities, which have floating interest rates. On September 25, 2006, HPGP borrowed $0.3 million to finance the costs related to the closing of our $25.0 million secured revolving credit facility. On May 1, 2006, HLND borrowed $61.2 million to partially fund the Kinta Area assets acquisition from Enogex Gas Gathering, L.L.C. During the nine months ended September 30, 2006, HLND borrowed another $20.4 million to fund various expansion projects.  As of September 30, 2006, HLND had approximately $134.1 million of indebtedness outstanding under its credit facility.  The impact of a 100 basis point increase in interest rates on the amount of current debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $1.3 million annually.

Credit Risk.   Counterparties pursuant to the terms of their contractual obligations expose us to potential losses as a result of nonperformance.  HLND’s four largest customers for the nine months ended September 30, 2006, accounted for approximately 17%, 16%, 14% and 12%, respectively, of our revenues.  Consequently, changes within one or more of these companies operations have the potential to impact, both positively and negatively, our credit exposure. Our counterparty for all of our derivative instruments as of September 30, 2006 is BP Energy Company.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q.   Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of our disclosure controls and procedures are effective in ensuring that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to various legal and regulatory proceedings, none of which we believe will have a material adverse impact on our financial condition, results of operations or cash flows.

 Item 1A. Risk Factors

Limited partner interests are inherently different from capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. You should consider carefully the following risk factors together with all of the other information included in this prospectus in evaluating an investment in our common units. The following risks could materially and adversely affect our business, financial condition or results of operations. In that case, the amount of the distributions on our common units could be materially and adversely affected, the trading price of our common units could decline and you could lose all or part of your investment.

Risks Inherent in an Investment in Us

Our only cash-generating assets are our 2% general partner interest, all of the incentive distribution rights and a 57.0% limited partner interest in HLND. Our cash flow and our ability to make distributions are therefore completely dependent upon the ability of HLND to make cash distributions to its partners, including us.

The amount of cash that HLND can distribute to its partners each quarter, including us, principally depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

•                                          the amount of natural gas gathered on HLND’s pipelines;

•                                          the throughput volumes at HLND’s processing, treating and fractionation plants;

•                                          the price of natural gas;

•                                          the relationship between natural gas and NGL prices;

•                                          the level of HLND’s operating costs;

•                                          the weather in HLND’s operating areas;

•                                          the level of competition from other midstream energy companies;

•                                          the fees HLND charges and the margins HLND realizes for its services; and

•                                          our continued success in our operation and management of HLND through our ownership of its general partner.

In addition, the actual amount of cash HLND will have available for distribution will depend on other factors, some of which are beyond its control, including:

•                                          the level of capital expenditures it makes;

•                                          the availability, if any, and cost of acquisitions;

•                                          debt service requirements;

•                                          fluctuations in working capital needs;

•                                          HLND’s ability to make working capital borrowings under its revolving credit agreement to make distributions;

•                                          prevailing economic conditions; and

•                                          the amount, if any, of cash reserves established by HLND’s general partner for the proper conduct of HLND’s business.

Because of these factors, HLND may not have sufficient available cash each quarter to pay its current declared quarterly distribution of $0.70 per unit or any other amount. You should also be aware that the amount of cash that HLND has available for distribution depends primarily upon its cash flow, including cash flow from financial reserves and working capital borrowings, and is not solely a function of profitability, which will be affected by non-cash items. As a result, HLND may be able to make cash distributions during periods when HLND records losses and may not be able to make cash distributions during periods when HLND records net income, which could adversely effect our ability to pay distributions on our common units.

If we are presented with certain business opportunities, HLND will have the first right to pursue such opportunities.

We are party to a non-competition agreement with HLND and its general partner pursuant to which we and our general partner will not engage in (subject to certain exceptions), whether by acquisition, construction, investment in debt or equity interests of any person or otherwise, the business of gathering, treating, processing and transportation of natural gas in North America, the transportation and fractionation of NGLs in North America and constructing, buying or selling any assets related to the foregoing businesses other than through our interests in HLND. These non-competition obligations will not terminate unless we no longer control HLND. If an acquisition opportunity in respect of any of the above businesses is presented to us, then we must notify HLND of such opportunity and HLND will have the first right to acquire such assets. If we desire to construct assets related to the foregoing businesses, we must first offer to sell those assets to HLND at our actual construction costs. As a result, any expansion of our operations beyond our current ownership interests in HLND will require us to engage in activities falling outside the purview of the non-competition agreement and in which we may have little or no operational experience.

In the future, we may not have sufficient cash to pay our quarterly distribution or to increase distribution

Because our current exclusive source of operating cash flow consists of cash distributions from HLND, the amount of distributions we are able to make to our unitholders will fluctuate based on the level of distributions HLND makes to its partners, including us. We cannot assure you that HLND will continue to make quarterly distributions at its current level of $0.70 per unit, or any other amount, or increase its quarterly distributions in the future. In addition, while we would expect to increase or decrease distributions to our unitholders if HLND increases or decreases distributions to us, the timing and amount of such changes in distributions, if any, will not necessarily be comparable to the timing and amount of any changes in distributions made by HLND to us. The reserves established by the board of directors of our general partner for our estimated $0.7 million incremental annual general and administrative expenses of being a public company, our other operating expenses, our debt service requirements, if any, and our future distributions may affect the distributions we make to our unitholders. Prior to making any distributions to our unitholders, we will reimburse our general partner and its affiliates for all direct and indirect expenses incurred by them on our behalf. Our general partner will determine the amount of these reimbursed expenses. The reimbursement of these expenses, in addition to the other factors listed above, could adversely affect the amount of distributions we make to our unitholders. We cannot guarantee that in the future we will be able to pay distributions or that any distributions HLND does pay to us will allow us to pay distributions at or above our quarterly distribution of $0.2025 per unit.

A substantial portion of our partnership interests in HLND are subordinated to HLND’s common units, which would result in decreased distributions to us if HLND is unable to meet its minimum quarterly distribution.

We own, directly or indirectly, 5,381,471 units representing limited partner interests in HLND, of which approximately 75.8% are subordinated units and 24.2% are common units. During the subordination period, the subordinated units will not receive any distributions in a quarter until HLND has paid the minimum quarterly distribution of $0.45 per unit, plus any arrearages in the payment of the minimum quarterly distribution from prior quarters, on all of the outstanding HLND common units. Distributions on the subordinated units are therefore more uncertain than distributions on HLND’s common units. Furthermore, no distributions may be made on the incentive distribution rights until the minimum quarterly distribution has been paid on all outstanding HLND units. Therefore, distributions with respect to the incentive distribution rights are even more uncertain than distributions on the subordinated units. Neither the subordinated units nor the incentive distribution rights are entitled to any arrearages from prior quarters. Generally, the subordination period ends, and the subordinated units convert into common units of HLND, only after March 31, 2010 and only upon the satisfaction of certain financial tests.

HLND’s general partner, with our consent, may limit or modify the incentive distributions we are entitled to receive in order to facilitate HLND’s growth strategy. Our general partner’s board of directors can give this consent without a vote of our unitholders.

We indirectly own the incentive distribution rights in HLND that entitle us to receive increasing percentages, up to a maximum of

48%, of any cash distributed by HLND as certain target distribution levels are reached in excess of $0.495 per HLND unit in any quarter. A substantial portion of the cash flow we receive from HLND is provided by these incentive distribution rights. The board of directors of HLND’s general partner may reduce the level of the incentive distribution rights payable to us with our consent, which we may provide without the approval of our unitholders if our general partner determines that such reduction does not adversely affect our limited partners in any material respect. For example, the board of directors of HLND may elect to limit the incentive distribution we are entitled to receive with respect to a particular acquisition or unit issuance by HLND. This situation could arise if a potential acquisition might not be accretive to HLND’s unitholders if a significant portion of that acquisition’s cash flows would be paid as incentive distributions to us. By limiting the level of incentive distributions in connection with a particular acquisition or issuance of HLND’s units, the cash flows associated with such acquisition could be accretive to HLND’s unitholders as well as substantially beneficial to us. Prior to approving such a reduction, the board of directors of HLND’s general partner would be required to consider its fiduciary obligations to HLND’s common unitholders as well as to us. Our partnership agreement specifically permits our general partner to authorize the general partner of HLND to limit or modify the incentive distribution rights held by us if our general partner determines that such reduction does not adversely affect our limited partners in any material respect. These reductions may be permanent reductions in the incentive distribution rights or may be reductions with respect to cash flows from the potential acquisition. If distributions on the incentive distribution rights were reduced for the benefit of the HLND common units, the total amount of cash distributions we would receive from HLND, and therefore the amount of cash distributions we could pay to our unitholders, would be reduced.

A reduction in HLND’s distributions will disproportionately affect the amount of cash distributions to which we are currently entitled.

Our ownership of the incentive distribution rights in HLND entitles us to receive our pro rata share of specified percentages of total cash distributions made by HLND with respect to any particular quarter only in the event that HLND distributes more than $0.495 per HLND unit for such quarter. As a result, the holders of HLND’s common units have a priority over the holders of HLND’s incentive distribution rights to the extent of cash distributions by HLND up to and including $0.495 per unit for any quarter. Our incentive distribution rights entitle us to receive increasing percentages, up to 48%, of all cash distributed by HLND. The distribution of $0.70 per limited partner unit declared by HLND for the quarter ended September 30, 2006 entitles us to receive 50% (including our current 2% general partner interest) in addition to cash distributed in respect of our 57.0% limited partner interest, of the incremental cash distribution from HLND in excess of its target distribution level of $0.675 per limited partner unit. This means, at the current distribution rate, that we are effectively entitled to 10.8% of all of the cash distributed by HLND in respect of our general partner interest and incentive distribution rights in addition to cash distributed in respect of our 57.0% limited partner interest. If HLND decreases the amount of its distribution from $0.70 to $0.675 per common unit per quarter, we would no longer be entitled to receive 50% of any incremental cash distribution that HLND makes, and the effective percentage of total cash distributed to which we are entitled in respect of our general partner interest and incentive distribution rights in addition to cash distributed in respect of our limited partner interest will decrease to 8.1%. As a result, any such reduction in quarterly cash distributions from HLND would have the effect of disproportionately reducing the amount of all distributions that we receive from HLND based on our ownership interest in the incentive distribution rights in HLND.

Our ability to meet our financial needs may be adversely affected by our cash distribution policy and our lack of operational assets.

Our partnership agreement requires us to distribute all of our available cash quarterly. Our only cash generating assets are our direct and indirect ownership interests in HLND, and we currently have no independent operations separate from those of HLND. Moreover, as discussed above, a reduction in HLND’s distributions will disproportionately affect the amount of cash distributions we receive. Given that our cash distribution policy is to distribute available cash and not retain it and that our only cash generating assets are direct and indirect ownership interests in HLND, we may not have enough cash to meet our needs if any of the following events occur:

•                                          an increase in general and administrative expenses;

•                                          an increase in principal and interest payments on our outstanding debt; or

•                                          an increase in cash needs of HLND or its subsidiaries that reduces HLND distributions.

The occurrence of any of these events would reduce our available cash and adversely affect our ability to make cash distributions to our unitholders.

Our rate of growth may be reduced to the extent we purchase additional units from HLND, which will reduce the percentage of the cash we receive from the incentive distribution rights.

Our business strategy includes supporting the growth of HLND through the use of our capital resources, including purchasing HLND units or lending funds to HLND to provide funding for the acquisition of a business or an asset or for an internal growth project. To the extent we purchase common or subordinated units or securities not entitled to a current distribution from HLND, the rate of our distribution growth may be reduced, at least in the short term, as less of our cash distributions will come from our ownership of HLND incentive distribution rights, whose distributions increase at a faster rate than those of our other securities.

Our unitholders do not elect our general partner or vote on our general partner’s directors, and affiliates of our general partner own a sufficient number of our common units to allow them to block any attempt to remove our general partner.

Unlike the holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Our unitholders did not elect our general partner or the directors of our general partner and will have no right to elect our general partner or the directors of our general partner on an annual or other continuing basis in the future. Furthermore, if our unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. Our general partner cannot be removed except upon the vote of the holders of at least 66 2⁄3% of the outstanding units voting together as a single class. Affiliates of our general partner own 62.7% of our common units. This ownership level will enable our general partner and its affiliates to prevent our general partner’s involuntary removal. Our unitholders’ voting rights are further restricted by the provision in our partnership agreement stating that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of the general partner, cannot be voted on any matter. In addition, our partnership agreement contains provisions limiting the ability of our unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the ability of our unitholders to influence the manner or direction of our management. As a result of these provisions, the price at which our common units will trade may be lower because of the absence or reduction of a takeover premium in the trading price.

Restrictions in our credit facility could limit our ability to make distributions to our unitholders, borrow additional funds or capitalize on business opportunities.

Our credit facility contains various operating and financial restrictions and covenants. Our ability to comply with these restrictions and covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If we are unable to comply with these restrictions and covenants, a significant portion of any future indebtedness under our credit facility may become immediately due and payable, and our lenders’ commitment to make further loans to us under our credit facility may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our credit facility will be secured by substantially all of our assets, and if we are unable to repay any future indebtedness under our credit facility, the lenders could seek to foreclose on such assets. Our payment of principal and interest on any future indebtedness will reduce our cash available for distribution on our units. Our credit facility will limit our ability to pay distributions to our unitholders if we are not in compliance with our financial covenants, during an event of default or if an event of default would result from the distribution.

In addition, any future levels of indebtedness may:

•                                          adversely affect our ability to obtain additional financing for future operations or capital needs;

•                                          limit our ability to pursue acquisitions and other business opportunities; or

•                                          make our results of operations more susceptible to adverse economic or operating conditions.

Various limitations in our credit facility and any future financing agreements may reduce our ability to incur additional indebtedness, to engage in some transactions or to capitalize on business opportunities.

If distributions on our common units are not paid with respect to any fiscal quarter, including those at the anticipated initial distribution rate, our unitholders will not be entitled to receive such payments in the future.

Our distributions to our unitholders are not cumulative. Consequently, if distributions on our common units are not paid with respect to any fiscal quarter, including those at the anticipated initial distribution rate, our unitholders will not be entitled to receive such payments in the future.

We may issue an unlimited number of limited partner interests without the consent of our unitholders, which will dilute your ownership interest in us and may increase the risk that we will not have sufficient available cash to maintain or increase our per unit distribution level.

At any time we may issue an unlimited number of limited partner interests of any type without the approval of our unitholders on terms and conditions established by our general partner. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

•                                          our unitholders’ proportionate ownership interest in us will decrease;

•                                          the amount of cash available for distribution on each unit may decrease;

•                                          the relative voting strength of each previously outstanding unit may be diminished;

•                                          the ratio of taxable income to distributions may increase; and

•                                          the market price of the common units may decline.

The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public market, including sales by our existing partners.

Sales by us or any of our existing unitholders, including the Contributing Parties, of a substantial number of our common units in the public markets following this offering, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. The Contributing Parties own 13,550,000 of our 21,612,000 outstanding common units. All of our common units owned by the Contributing Parties are subject to resale restrictions under 180-day lock-up agreements with our underwriters. The lock-up agreements with the underwriters may be waived at the discretion of the underwriters. When the 180-day lock up period expires or in the event these restrictions are waived, we or the Contributing Parties may sell a substantial number of common units. We do not know whether any such sale would be made in the public market or in a private placement, nor do we know what impact such potential or actual sales would have on our common unit price in the future.

The control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, there is no restriction in our partnership agreement on the ability of Harold Hamm or the owners of our general partner to transfer their ownership interests in our general partner to a third party. The new owner of our general partner would then be in a position to replace the board of directors and officers of our general partner and the general partner of HLND and to control the decisions taken by the board of directors and officers.

HLND’s unitholders have the right to remove HLND’s general partner with the approval of 66 2⁄3% of all units, which would cause us to lose our general partner interest and incentive distribution rights in HLND and the ability to manage HLND.

We currently manage HLND through HLND GP our wholly-owned subsidiary. HLND’s partnership agreement, however, gives unitholders of HLND the right to remove the general partner of HLND upon the affirmative vote of holders of 66 2⁄3% of HLND’s outstanding units. If HLND GP, LLC were removed as general partner of HLND, it would receive cash or common units in exchange for its 2% general partner interest and the incentive distribution rights and would lose its ability to manage HLND. While the common units or cash we would receive are intended under the terms of HLND’s partnership agreement to fully compensate us in the event such an exchange is required, the value of these common units or investments we make with the cash over time may not be equivalent to the value of the general partner interest and the incentive distribution rights had we retained them.

Our ability to sell our partnership interests in HLND may be limited by securities law restrictions and liquidity constraints.

Substantially all of the 1,301,471 common units and 4,080,000 subordinated units of HLND that we own are unregistered, restricted securities within the meaning of Rule 144 under the Securities Act of 1933. Unless we exercise our registration rights with respect to these common units (including common units we receive upon conversion of the subordinated units), we are limited to selling into the market in any three-month period an amount of HLND common units that does not exceed the greater of 1% of the total number of common units outstanding or the average weekly reported trading volume of the common units for the four calendar weeks prior to the sale. Furthermore, there is no public market for HLND’s subordinated units and we do not expect one to develop. If we were required to sell subordinated units for any reason, we likely would receive a discount to the current market price of HLND’s common units, and that discount may be substantial. We face contractual limitations on our ability to sell our general partner interest and incentive distribution rights in HLND and the market for such interests is illiquid.

You may not have limited liability if a court finds that unitholder action constitutes control of our business.

As a limited partner in a partnership organized under Delaware law, you could be held liable for our obligations to the same extent as a general partner if a court determined that the right or the exercise of the right by our unitholders as a group to remove or replace our general partner, to approve some amendments to the partnership agreement or to take other action under our partnership agreement constituted participation in the ‘‘control’’ of our business. Our general partner generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to our general partner. Additionally, the limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in many jurisdictions. Under certain circumstances, our unitholders may have to repay amounts wrongfully distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, neither we nor HLND may make a distribution to our unitholders if the distribution would cause our or HLND’s respective liabilities to exceed the fair value of our respective assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the partnership for the distribution amount. Liabilities to partners on account of their partnership interest and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

Increases in interest rates may cause the market price of our common units to decline.

Like all equity investments, an investment in our common units is subject to certain risks. In exchange for accepting these risks, investors may expect to receive a higher rate of return than would otherwise be obtainable from lower-risk investments. Accordingly, as interest rates rise, the ability of investors to obtain higher risk-adjusted rates of return by purchasing government-backed debt securities may cause a corresponding decline in demand for riskier investments generally, including yield-based equity investments such as publicly traded limited partnership interests. Reduced demand for our common units resulting from investors seeking other more favorable investment opportunities may cause the trading price of our common units to decline.

If in the future we cease to manage and control HLND through our ownership of the general partner interest in HLND, we may be deemed to be an investment company under the Investment Company Act of 1940.

If we cease to manage and control HLND and are deemed to be an investment company under the Investment Company Act of 1940 because of our ownership interests in HLND, we would either have to register as an investment company under the Investment Company Act of 1940, obtain exemptive relief from the Commission or modify our organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us or our affiliates. The occurrence of all or some of these events would adversely affect the price of our common units.

The market price of our common units may be volatile, and you may not be able to resell our common units at or above the initial public offering price.

The market price of our common units could be subject to significant fluctuations, and may decline below the initial public offering price. You may not be able to resell your common units at or above the initial public offering price. The following factors could affect our common unit price:

•                                          the amount of HLND’s distribution to its partners, including us;

•                                          HLND’s operating and financial performance and prospects;

•                                          quarterly variations in the rate of growth of HLND’s financial indicators, such as revenue, net income and cash flow;

•                                          changes in revenue, net income or cash flow estimates or publication of research reports by analysts;

•                                          level of investor interest in purchasing our common units due to the very limited number of publicly traded entities whose assets consist exclusively of general partner interests in a publicly traded limited partnership;

•                                          speculation in the press or investment community;

•                                          sales of our common units by us or our unitholders, including the Contributing Parties;

•                                          actions by our unitholders;

•                                          announcements by HLND or its competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•                                          lack of liquidity, which may result in wide bid-ask spreads and limit the number of investors who are able to buy our common units;

•                                          fluctuations in HLND’s common unit price;

•                                          interest rates;

•                                          general market conditions; and

•                                          domestic and international economic, legal and regulatory factors unrelated to our performance.

The stock markets in general experience extreme volatility that often is unrelated to the operating performance of particular companies and partnerships. These broad market fluctuations may adversely affect the trading price of our common units.

The amount of cash that we will be able to distribute to you will be reduced by the incremental costs associated with our being a public company, other general and administrative expenses and any reserves that our general partner determines, in good faith, are necessary or appropriate to provide for the conduct of our business, compliance with law or agreements and future distributions.

Before we can pay distributions to our unitholders, we must first pay or reserve funds for our expenses, including the costs of being a public company, which we expect to be approximately $725,000 per year, and other operating expenses. Furthermore, our general partner may, in good faith, establish cash reserves to provide for future debt service requirements, if any, and to afford us the ability to make future distributions during periods of limited cash flows. In addition, in the event that HLND issues additional common units, HLND GP, LLC, our wholly-owned subsidiary, has the right to make a capital contribution in order to maintain its 2% general partner interest in HLND. Our general partner may also reserve funds to enable HLND GP, LLC to make such a capital contribution. Our expenses and the reserves established by our general partner will reduce our cash available for distribution to you.

HLND may issue additional common units or other equity securities, which may increase the risk that HLND will not have sufficient available cash to maintain or increase its cash distribution level.

HLND has wide latitude to issue additional HLND common units on the terms and conditions established by HLND’s general partner. The payment of distributions on these additional HLND common units may increase the risk that HLND will be unable to maintain or increase its quarterly cash distribution per unit, which in turn may reduce the amount of incentive distributions we receive and the available cash that we have to distribute to our unitholders.

If HLND’s general partner is not fully reimbursed or indemnified for obligations and liabilities it incurs in managing the business and affairs of HLND, it may not be able to satisfy its obligations, and its cash flows will be reduced, which will in turn reduce distributions to you.

The general partner of HLND and its affiliates may make expenditures on behalf of HLND for which they will seek reimbursement from HLND. In addition, under Delaware partnership law, the general partner, in its capacity as the general partner of HLND, has unlimited liability for the obligations of HLND, such as its debts and environmental liabilities, except for those contractual obligations of HLND that are expressly made without recourse to the general partner. For example, HLND’s credit facility and certain of its gas purchase agreements do not contain such an express non-recourse contractual provision, and HLND may, from time to time, enter into other agreements that do not contain such provisions. To the extent HLND GP, LLC incurs obligations on behalf of HLND, it is entitled to be reimbursed or indemnified by HLND. If HLND does not reimburse or indemnify its general partner, HLND GP, LLC may be unable to satisfy these liabilities or obligations, which would reduce its cash flows, which will in turn reduce distributions to you.

Risks Inherent in HLND’s Business

Because we are substantially dependent on the distributions we receive from HLND, risks to HLND’s operations are also risks to us. We have set forth below risks to HLND’s business and operations, the occurrence of which could negatively impact its financial performance and decrease the amount of cash it is able to distribute to us.

A significant decrease in natural gas production in HLND’s areas of operation would reduce HLND’s ability to make distributions to its unitholders, including us.

HLND’s gathering systems are connected to natural gas reserves and wells from which the production will naturally decline over time, which means that cash flows associated with these wells will also decline over time. To maintain or increase throughput levels on its gathering systems and the utilization rate at its processing plants and its treatment and fractionation facilities, HLND must continually obtain new natural gas supplies. HLND’s ability to obtain additional sources of natural gas depends in part on the level of successful drilling activity near its gathering systems. Fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of new oil and natural gas reserves. Drilling activity generally decreases as oil and natural gas prices decrease. Natural gas prices have been high in recent years compared to historical periods. HLND has no control over the level of drilling activity in its areas of operations, the amount of reserves associated with the wells or the rate at which production from a well will decline. In addition, HLND has no control over producers or their production decisions, which are affected by, among other things, prevailing and projected energy prices, demand for hydrocarbons, the level of reserves, geological considerations, governmental regulations and the availability and cost of capital. Because HLND’s new sources of supply are often obtained from the associated gas that is produced in connection with oil drilling operations, declines in oil prices, even without a commensurate decline in prices for natural gas, can adversely affect its ability to obtain new gas supplies.

If HLND fails to obtain new sources of natural gas supply, its revenues and cash flow may be adversely affected, and its ability to make distributions to its unitholders, including us, may be reduced.

HLND faces competition in acquiring new natural gas supplies and may not be able to obtain additional contracts for natural gas supplies. Competition for natural gas supplies is primarily based on the location of pipeline facilities, pricing arrangements, reputation, efficiency, flexibility and reliability. HLND’s major competitors for natural gas supplies and markets include (1) Western Gas Resources, Inc., Ringwood Gathering and Duke Energy Field Services LLC at its Eagle Chief gathering system, (2) Enogex, Inc. at its Matli gathering system, (3) Bear Paw Energy, a subsidiary of ONEOK Partners, L.P., at its Badlands and Bakken gathering systems and (4) CenterPoint Energy Field Services at the Kinta Area gathering system. Many of HLND’s competitors have greater financial resources than HLND does, which may better enable them to pursue additional gathering and processing opportunities.

HLND depends on certain key producers for a significant portion of its supply of natural gas and the loss of any of these key producers could reduce HLND’s supply of natural gas and adversely affect its financial results.

For the nine months ended September 30, 2006, Continental Resources, Chesapeake Energy and Enerplus Resources USA, Corp. supplied HLND with approximately 34%, 24% and 13%, respectively, of its total natural gas volumes. Each of HLND’s natural gas gathering systems is dependent on one or more of these producers. To the extent that these producers reduce the volumes of natural gas that they supply to HLND as a result of competition or otherwise, HLND would be adversely affected unless it were able to acquire comparable supplies of natural gas on comparable terms from other producers, which may not be possible in areas where the producer that reduces its volumes is the primary producer in the area.

HLND generally does not obtain independent evaluations of natural gas reserves dedicated to it gathering systems; therefore, volumes of natural gas gathered on its gathering systems in the future could be less than anticipated.

HLND generally does not obtain independent evaluations of natural gas reserves connected to its gathering systems due to the unwillingness of producers to provide reserve information as well as the cost of such evaluations. Accordingly, HLND does not have estimates of total reserves dedicated to its systems or the anticipated life of such reserves. If the total reserves or estimated life of the reserves connected to HLND’s gathering systems is less than anticipated and HLND is unable to secure additional sources of natural gas, then the volumes of natural gas gathered on its gathering systems in the future could be less than anticipated. A decline in the volumes of natural gas gathered on its gathering systems would have an adverse effect on HLND’s results of operations, financial condition and ability to make distributions.

HLND is exposed to the credit risks of its key customers, and any material nonpayment or nonperformance by these key customers could reduce HLND’s ability to make distributions to its unitholders.

HLND is subject to risks of loss resulting from nonpayment or nonperformance by its customers. Any material nonpayment or nonperformance by its key customers could reduce HLND’s ability to make distributions to its unitholders. Furthermore, some of HLND’s customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to HLND.

HLND’s cash flow is affected by the volatility of natural gas and NGL product prices, which could adversely affect its ability to make distributions to its unitholders.

HLND is subject to significant risks due to frequent and often substantial fluctuations in commodity prices. In the past, the prices of natural gas and NGLs have been extremely volatile, and this volatility is expected to continue. The NYMEX daily settlement price for the prompt month contract in 2005 and the first nine months of 2006 ranged from a high of $15.38 per MMBtu to a low of $4.20 per MMBtu. A composite of the weighted monthly average NGLs price based on HLND’s average NGLs composition in 2005 and the first nine months of 2006 ranged from a high of approximately $1.15 per gallon to a low of $0.71 per gallon. The markets and prices for natural gas and NGLs depend upon factors beyond HLND’s control. These factors include demand for oil, natural gas and NGLs, which fluctuate with changes in market and economic conditions and other factors, including:

•                                          the impact of weather on the demand for oil and natural gas;

•                                          the level of domestic oil and natural gas production;

•                                          the availability of imported oil and natural gas;

•                                          actions taken by foreign oil and gas producing nations;

•                                          the availability of local, intrastate and interstate transportation systems;

•                                          the availability and marketing of competitive fuels;

•                                          the impact of energy conservation efforts; and

•                                          the extent of governmental regulation and taxation.

HLND operates under two types of contractual arrangements under which its midstream segment margin is exposed to increases and decreases in the price of natural gas and NGLs: percentage-of-proceeds and percentage-of-index arrangements. Under percentage-of-proceeds arrangements, HLND generally purchases natural gas from producers for an agreed percentage of proceeds or upon an index-related price, and then sells the resulting residue gas and NGLs or NGL products at index-related prices. Under percentage-of-index arrangements, HLND purchases natural gas from producers at a fixed percentage of the index price for the natural gas they produce and subsequently sells the residue gas and NGLs or NGL products at market prices. Under both of these types of contracts HLND’s revenues and total segment margin increase or decrease, whichever is applicable, as the price of natural gas and NGLs fluctuates.]

HLND may not successfully balance its purchases of natural gas and its sales of residue gas and NGLs, which increases its exposure to commodity price risks.

HLND may not be successful in balancing its purchases and sales. In addition, a producer could fail to deliver promised volumes or deliver in excess of contracted volumes, or a purchaser could purchase less than contracted volumes. Any of these actions could cause HLND’s purchases and sales not to be balanced. If HLND’s purchases and sales are not balanced, it will face increased exposure to commodity price risks and could have increased volatility in operating income.

HLND’s construction of new assets or the expansion of existing assets may not result in revenue increases and is subject to regulatory, environmental, political, legal and economic risks, which could adversely affect results of operations and financial condition.

One of the ways HLND may grow its business is through the construction of new midstream assets or the expansion of existing systems such as the Badlands expansion project. The construction of additions or modifications to existing systems, and the construction of new midstream assets involve numerous regulatory, environmental, political and legal uncertainties beyond HLND’s control and require the expenditure of significant amounts of capital. If HLND undertakes these projects, they may not be completed on schedule at the budgeted cost, or at all. Moreover, revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if HLND expands a new pipeline, the construction may occur over an extended period of time, and HLND will not receive any material increases in revenues until the project is completed. Moreover, HLND may construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize. Since HLND is not engaged in the exploration for and development of oil and natural gas reserves, it often does not have access to estimates of potential reserves in an area prior to constructing facilities in such area. To the extent HLND relies on estimates of future production in its decision to construct additions to its systems, such estimates may prove to be inaccurate because there are numerous uncertainties inherent in estimating quantities of future production. As a result, new facilities may not be able to attract enough throughput to achieve expected investment return, which could adversely affect HLND’s results of operations, financial condition and ability to make distributions.

A change in the characterization of some of HLND’s assets by federal, state or local regulatory agencies or a change in policy by those agencies may result in increased regulation of HLND’s assets, which may cause its revenues to decline and operating expenses to increase.

As a natural gas gatherer and intrastate pipeline company, HLND generally is exempt from Federal Energy Regulatory Commission, or FERC, regulation under the Natural Gas Act of 1938, or NGA, but FERC regulation still affects HLND’s business and the market for its products. FERC’s policies and practices across the range of its natural gas regulatory activities, including, for example, its policies on open access transportation, ratemaking, capacity release, and market center promotion, indirectly affect intrastate markets. In recent years, FERC has pursued pro-competitive policies in its regulation of interstate natural gas pipelines. However, we cannot assure you that FERC will continue this approach as it considers matters such as pipeline rates and rules and policies that may affect rights of access to natural gas transportation capacity. In addition, the distinction between FERC-regulated transmission service and federally unregulated gathering services is the subject of regular litigation, so, in such a circumstance, the classification and regulation of some of HLND’s gathering facilities may be subject to change based on future determinations by the FERC and the courts. Other state and local regulations also affect HLND’s business. HLND’s gathering lines are subject to ratable take and common purchaser statutes in states in which it operates. Ratable take statutes generally require gatherers to take, without undue discrimination, natural gas production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer. These statutes restrict HLND’s right as an owner of gathering facilities to decide with whom it contracts to purchase or transport natural gas. Federal law leaves any economic regulation of natural gas gathering to the states. States in which HLND operates have adopted complaint based regulation of natural gas gathering activities, which allows natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to natural gas gathering access and rate discrimination. While HLND’s proprietary gathering lines currently are subject to limited state regulation, there is a risk that state laws will be changed, which may give producers a stronger basis to challenge proprietary status of a line, or the rates, terms and conditions of a gathering line providing transportation service.

HLND may incur significant costs and liabilities in the future resulting from a failure to comply with new or existing environmental regulations or an accidental release of hazardous substances into the environment.

HLND’s operations are subject to stringent and complex federal, state and local environmental laws and regulations. These include, for example, (i) the federal Clean Air Act and comparable state laws and regulations that impose obligations related to air emissions, (ii) the federal Resource Conservation and Recovery Act, or RCRA, and comparable state laws that impose requirements for the handling and disposal of waste from HLND’s facilities and (iii) the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, also known as ‘‘Superfund,’’ and comparable state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by HLND or locations to which it has sent waste for disposal. Failure to comply with these laws and regulations or newly adopted laws or regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations. Certain environmental statutes, including CERCLA and analogous state laws and regulations, impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other waste products into the environment. There is inherent risk of the incurrence of environmental costs and liabilities in HLND’s business due to its handling of natural gas and other petroleum products, air emissions related to its operations, and historical industry operations and waste disposal practices. For example, an accidental release from one of HLND’s pipelines or processing facilities could subject it to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage, and fines or penalties for related violations of environmental laws or regulations. Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase HLND’s compliance costs and the cost of any remediation that may become necessary. HLND may not be able to recover these costs from insurance.

If HLND does not make acquisitions on economically acceptable terms, its future growth will be limited.

HLND’s ability to grow depends on its ability to make acquisitions that result in an increase in the cash generated from operations per unit. If HLND is unable to make these accretive acquisitions either because it is: (1) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them, (2) unable to obtain financing for these acquisitions on economically acceptable terms, or (3) outbid by competitors, then HLND’s future growth and ability to increase distributions will be limited. Furthermore, even if HLND does make acquisitions that it believes will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations per unit and reduce our cash available to pay distributions. Any acquisition, including HLND’s recent acquisition of the Kinta Area gathering assets, involves potential risks, including, among other things:

•                                          mistaken assumptions about revenues and costs, including synergies;

•                                          an inability to integrate successfully the businesses acquired;

•                                          the assumption of unknown liabilities;

•                                          limitations on rights to indemnity from the seller;

•                                          the diversion of management’s attention from other business concerns;

•                                          unforeseen difficulties operating in new product areas or new geographic areas; and

•                                          customer or key employee losses at the acquired businesses.

If HLND consummates any future acquisitions, its capitalization and results of operations may change significantly, and you will not have the opportunity to evaluate the economic, financial and other relevant information that HLND will consider in determining the application of these funds and other resources. HLND’s acquisition strategy is based, in part, on its expectation of ongoing divestitures of midstream assets by large industry participants. A material decrease in such divestitures would limit HLND’s opportunities for future acquisitions and could adversely affect its operations and cash flows available for distribution to unitholders.

HLND’s ability to engage in construction projects and to make acquisitions will require access to a substantial amount of capital.

HLND’s ability to engage in construction projects or to make acquisitions is dependent on obtaining adequate sources of outside financing, including commercial borrowings and other debt and common unit issuances. While the initial funding of HLND’s acquisitions may consist of debt financing, HLND’s financial strategy is to finance acquisitions approximately equally with equity and debt, and HLND would expect to repay such debt with proceeds of equity issuances to achieve this relatively balanced financing ratio. If HLND is unable to finance its growth through external sources or is unable to achieve its targeted debt/equity ratios, or if the cost of such financing is higher than expected, HLND may be required to forgo certain construction projects or acquisition opportunities or such construction projects or acquisition opportunities may not result in expected increases in distributable cash flow. Accordingly, the inability of HLND to obtain adequate sources of financing on economically acceptable terms may limit HLND’s growth opportunities, which could have a negative impact on our cash available to pay distributions.

Cost reimbursements due to HLND’s general partner may be substantial and will reduce cash available for distribution to holders of HLND’s common units.

Prior to making any distribution on its common units, HLND will reimburse its general partner for expenses it incurs on HLND’s behalf. The reimbursement of expenses could adversely affect HLND’s ability to pay cash distributions to holders of its common units, including us. HLND’s general partner will determine the amount of these expenses. In addition, HLND’s general partner and its affiliates may perform other services for HLND for which HLND will be charged fees as determined by its general partner.

If HLND is unable to obtain new rights-of-way or the cost of renewing existing rights-of-way increases, then it may be unable to fully execute its growth strategy, its cash flows and ability to make distributions could be adversely affected.

The construction of additions to HLND’s existing gathering assets may require it to obtain new rights-of-way prior to constructing new pipelines. HLND may be unable to obtain such rights-of-way to connect new natural gas supplies to its existing gathering lines or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for HLND to obtain new rights-of-way or to renew existing rights-of-way. If the cost of obtaining new rights-of-way or renewing existing rights-of-way increases, then HLND’s cash flows and cash available for distribution could be adversely affected.

HLND’s business involves many hazards and operational risks, some of which may not be fully covered by insurance. If a significant accident or event occurs that is not fully insured, its operations and financial results could be adversely affected.

HLND’s operations are subject to the many hazards inherent in the gathering, treating, processing and fractionation of natural gas and NGLs, including:

•                                          damage to pipelines, related equipment and surrounding properties caused by tornadoes, floods, fires and other natural disasters and acts of terrorism;

•                                          inadvertent damage from construction and farm equipment;

•                                          leaks of natural gas, NGLs and other hydrocarbons or losses of natural gas or NGLs as a result of the malfunction of measurement equipment or facilities at receipt or delivery points;

•                                          fires and explosions; and

•                                          other hazards, including those associated with high-sulfur content, or sour gas, that could also result in personal injury and loss of life, pollution and suspension of operations.

These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of HLND’s related operations. A natural disaster or other hazard affecting the areas in which HLND operates could have a material adverse effect on its operations. HLND is not fully insured against all risks incident to its business. In accordance with typical industry practice, HLND does not have any property insurance on any of its underground pipeline systems that would cover damage to the pipelines. HLND is not insured against all environmental accidents that might occur, other than those considered to be sudden and accidental. In addition, HLND does not have business interruption insurance. If a significant accident or event occurs that is not fully insured, it could adversely affect HLND’s operations and financial condition.

Restrictions in HLND’s credit facility limits its ability to make distributions and may limit its ability to capitalize on acquisition and other business opportunities.

HLND’s credit facility contains various covenants limiting its ability to incur indebtedness, grant liens, engage in transactions with affiliates, make distributions to its unitholders and capitalize on acquisition or other business opportunities. It also contains covenants requiring HLND to maintain certain financial ratios and tests. HLND is prohibited from making any distribution to unitholders if such distribution would cause a default or an event of default under its credit facility.  Any subsequent refinancing of HLND’s current indebtedness or any new indebtedness could have similar or greater restrictions. As of September 30, 2006, HLND’s total outstanding long-term indebtedness was approximately $134.1 million, all under its senior secured revolving credit facility. Payments of principal and interest on the indebtedness will reduce the cash available for distribution on HLND’s units.

Due to HLND’s lack of asset diversification, adverse developments in its midstream operations would reduce its ability to make distributions to its unitholders.

HLND relies exclusively on the revenues generated from its gathering, dehydration, treating, processing, fractionation and compression services businesses, and as a result, its financial condition depends upon prices of, and continued demand for, natural gas and NGLs. Due to HLND’s lack of diversification in asset type, an adverse development in one of these businesses would have a significantly greater impact on HLND’s financial condition and results of operations than if it maintained more diverse assets.

Increases in interest rates, which have recently been increasing from record lows, could adversely impact HLND’s unit price and its ability to issue additional equity, make acquisitions, reduce debt or finance internal growth projects.

If the overall economy strengthens, it is likely that monetary policy will tighten further, resulting in higher interest rates to counter possible inflation. Interest rates on future credit facilities and debt offerings could be higher than current levels, causing HLND’s financing costs to increase accordingly. As with other yield oriented securities, HLND’s unit price is impacted by the level of its cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank related yield oriented securities for investment decision making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in HLND’s units, and a rising interest rate environment could have an adverse impact on HLND’s unit price and its ability to issue additional equity to make acquisitions, reduce debt or finance internal growth projects.

HLND’s hedging activities may have a material adverse effect on its earnings, profitability, cash flows, including its ability to make distributions, and financial condition.

HLND utilizes derivative financial instruments related to the future price of natural gas and the future price of NGLs with the intent of reducing volatility in its cash flows due to fluctuations in commodity prices. While HLND’s hedging activities are designed to reduce commodity price risk, HLND remains exposed to fluctuations in commodity prices to some extent. The extent of HLND’s commodity price exposure is related largely to the effectiveness and scope of its hedging activities. For example, the derivative instruments HLND utilizes are based on posted market prices, which may differ significantly from the actual natural gas prices or NGLs prices that HLND realizes in its operations. Furthermore, HLND’s hedges relate to only a portion of the volume of its expected sales and, as a result, HLND will continue to have direct commodity price exposure to the unhedged portion. HLND’s actual future sales may be significantly higher or lower than estimated at the time it entered into derivative transactions for such period. If the actual amount is higher than estimated, HLND will have greater commodity price exposure than intended. If the actual amount is lower than the amount that is subject to HLND’s derivative financial instruments, HLND might be forced to satisfy all or a portion of its derivative transactions without the benefit of the cash flow from its sale or purchase of the underlying physical commodity, resulting in a substantial diminution of liquidity. As a result of these factors, HLND’s hedging activities may not be as effective as intended in reducing the volatility of its cash flows, and in certain circumstances may actually increase the volatility of its cash flows, which could adversely affect its ability to make distributions to unitholders, including us. In addition, HLND’s hedging activities are subject to the risks that a counterparty may not perform its obligation under the applicable derivative instrument, the terms of the derivative instruments are imperfect, and HLND’s hedging procedures may not be properly followed. We cannot assure you that the steps HLND takes to monitor its derivative financial instruments will detect and prevent violations of its risk management policies and procedures, particularly if deception or other intentional misconduct is involved.

Terrorist attacks, and the threat of terrorist attacks, have resulted in increased costs to HLND’s business. Continued hostilities in the Middle East or other sustained military campaigns may adversely impact HLND’s results of operations.

The long-term impact of terrorist attacks, such as the attacks that occurred on September 11, 2001, and the threat of future terrorist attacks on the energy transportation industry in general, and on HLND in particular, is not known at this time. Increased security measures taken by HLND as a precaution against possible terrorist attacks have resulted in increased costs to its business. Uncertainty surrounding continued hostilities in the Middle East or other sustained military campaigns may affect HLND’s operations in unpredictable ways, including the disruption of markets for natural gas, NGLs and NGL products, and the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror. Changes in the insurance markets attributable to terrorist attacks may make certain types of insurance more difficult for HLND to obtain. Moreover, the insurance that may be available to HLND may be significantly more expensive than its existing insurance coverage. Instability in the financial markets as a result of terrorism or war could also affect HLND’s ability to raise capital.

Risks Related to Conflicts of Interest

Harold Hamm controls our general partner, which has sole responsibility for conducting our business and managing our operations. Affiliates of Harold Hamm and our general partner have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to your detriment.

The Contributing Parties directly or indirectly own a 62.7% limited partner interest in us. In addition, Harold Hamm controls our general partner. Conflicts of interest may arise between the Contributing Parties and their affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

•                                          Harold Hamm and his affiliates control Continental Resources; neither our partnership agreement nor any other agreement requires Continental Resources to pursue a business strategy that favors us;

•                                          our general partner is allowed to take into account the interests of parties other than us, in resolving conflicts of interest;

•                                          our general partner has limited its liability and reduced its fiduciary duties, and has also restricted the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;

•                                          our general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings, issuance of additional limited partner securities, and reserves, each of which can affect the amount of cash that is distributed to unitholders;

•                                          our general partner determines which costs incurred by it and its affiliates are reimbursable by us;

•                                          our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;

•                                          our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates; and

•                                          our general partner decides whether to retain separate counsel, accountants, or others to perform services for us.

Although we control and manage HLND through our ownership of its general partner, HLND’s general partner owes fiduciary duties to HLND and HLND’s unitholders, which may conflict with our interests.

Conflicts of interest exist and may arise in the future as a result of the relationships between us and our affiliates, including HLND’s general partner, on the one hand, and HLND and its limited partners, on the other hand. The directors and officers of HLND’s general partner have fiduciary duties to manage HLND in a manner beneficial to us, its owner. At the same time, HLND’s general partner has a fiduciary duty to manage HLND in a manner beneficial to HLND and its limited partners. The board of directors of HLND’s general partner will resolve any such conflict and has broad latitude to consider the interests of all parties to the conflict. The resolution of these conflicts may not always be in our best interest or that of our unitholders. For example, conflicts of interest may arise in the following situations:

•                                          the allocation of shared overhead expenses to HLND and us;

•                                          the terms and conditions of any contractual agreements between us and our affiliates, on the one hand, and HLND, on the other hand;

•                                          the interpretation and enforcement of contractual obligations between us and our affiliates, on the one hand, and HLND, on the other hand;

•                                          the determination of the amount of cash to be distributed to HLND’s unitholders and the amount of cash to be reserved for the future conduct of HLND’s business;

•                                          the decision whether HLND should make acquisitions and on what terms; and

•                                          the determination of whether HLND should use cash on hand, borrow or issue equity to raise cash to finance acquisitions or expansion capital projects, repay indebtedness, meet working capital needs, pay distributions to HLND’s unitholders or otherwise.

The fiduciary duties of our general partner’s officers and directors may conflict with those of HLND GP, LLC, HLND’s general partner.

Conflicts of interest may arise because of the relationships between HLND’s general partner, HLND and us. Our general partner’s directors and officers have fiduciary duties to manage our business in a manner beneficial to us, our unitholders and the owners of our general partner. Some of our general partner’s directors and all of its officers are also directors and officers of HLND’s general partner, and have fiduciary duties to manage the business of HLND in a manner beneficial to HLND and HLND’s unitholders. The resolution of these conflicts may not always be in our best interest or that of our unitholders.

Our partnership agreement limits our general partner’s fiduciary duties to us and our unitholders and restricts the remedies available to our unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

Our partnership agreement contains provisions that reduce the standards to which our general partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement:

•                                          permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any limited partner. Examples include the exercise of our general partner’s limited call right, its rights to vote or transfer the units it owns, its registration rights and its determination whether or not to consent to any merger or consolidation of our partnership or amendment to our partnership agreement;

•                                          provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith, meaning it believed the decisions were in the best interests of our partnership;

•                                          generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the audit and conflicts committees of the board of directors of our general partner and not involving a vote of unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or be ‘‘fair and reasonable’’ to us and that, in determining whether a transaction or resolution is ‘‘fair and reasonable,’’ our general partner may consider the totality of the relationships among the parties involved, including other transactions that may be particularly advantageous or beneficial to us;

•                                          provides that in resolving conflicts of interest, it will be presumed that in making its decision the general partner acted in good faith, and in any proceeding brought by or on behalf of any limited partner or us, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption; and

•                                          provides that our general partner and its officers and directors will not be liable for monetary damages to us, our limited partners for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that the general partner or those other persons acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that such person’s conduct was criminal.

In order to become a limited partner of our partnership, our unitholders are required to agree to be bound by the provisions in the partnership agreement, including the provisions discussed above.

Our general partner’s affiliates may compete with us.

Our partnership agreement provides that our general partner will be restricted from engaging in any business activities other than acting as our general partner and those activities incidental to its ownership of interests in us. While Harold Hamm and his affiliates, including Continental Resources, are prohibited through February 2010, subject to certain exceptions, from engaging in, whether by acquisition, construction, investment in debt or equity interests of any person or otherwise, the business of gathering, treating, processing and transportation of natural gas in North America, the transportation and fractionation of NGLs in North America, and constructing, buying or selling any assets related to the foregoing businesses, nothing prohibits Harold Hamm or his affiliates, including Continental Resources, from competing with us in other business opportunities. If Harold Hamm and his affiliates compete with us or HLND, our results of operations and cash available for distribution may be adversely affected.

Our ability to obtain debt financing will be affected by HLND’s and HPGPGP’s credit ratings.

If we decide to obtain our own credit rating, any future downgrading of HLND’s or HPGP GP’s credit rating would likely also result in a downgrading of our credit rating. Regardless of whether we have our own credit rating, a downgrading of HLND’s or HPGP GP’s credit rating could limit our ability to obtain financing in the future upon favorable terms, if at all.

All of our executive officers face conflicts in the allocation of their time to our business.

Our general partner shares officers and administrative personnel with HLND’s general partner to operate both our business and HLND’s business. Our general partner’s officers, who are also the officers of HLND’s general partner, will allocate the time they and our general partner’s other employees spend on our behalf and on behalf of HLND. These officers face conflicts regarding the allocation of their and our other employees’ time, which may adversely affect our or HLND’s results of operations, cash flows and financial condition. These allocations may not necessarily be the result of arm’s-length negotiations between HLND’s general partner and our general partner.

Our general partner has a limited call right that may require you to sell your common units at an undesirable time or price.

If at any time more than 80% of our outstanding common units are owned by our general partner and its affiliates, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the remaining common units held by unaffiliated persons at a price not less than their then-current market price. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your common units. Affiliates of our general partner own 62.7% of our total common units.

Tax Risks to Our Common Unitholders

If we or HLND were treated as a corporation for federal income tax purposes, or if we or HLND were to become subject to a material amount of entity level taxation for state tax purposes, then our cash available for distribution to you would be substantially reduced.

The value of our investment in HLND depends largely on HLND being treated as a partnership for federal income tax purposes, which requires that 90% or more of HLND’s gross income for every taxable year consist of qualifying income, as defined in Section 7704 of the Internal Revenue Code. HLND may not meet this requirement or current law may change so as to cause, in either event, HLND to be treated as a corporation for federal income tax purposes or otherwise subject to federal income tax. Moreover, the anticipated after-tax benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the Internal Revenue Services, or IRS, on this or any other matter affecting us. If HLND were treated as a corporation for federal income tax purposes, it would pay federal income tax on its taxable income at the corporate tax rate, which is currently a maximum of 35%. Distributions to us would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to us. As a result, there would be a material reduction in our anticipated cash flow and distributions to you, likely causing a substantial reduction in the value of our units. If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate. Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced. Thus, treatment of us as a corporation would result in a material reduction in our anticipated cash flow, likely causing a substantial reduction in the value of our units. Current law may change, causing us or HLND to be treated as a corporation for federal income tax purposes or otherwise subjecting us or HLND to entity level taxation. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. In 2008, HLND must begin paying a new annual entity level tax imposed by the State of Texas on a portion of its prior year revenue. Imposition of such a tax on us or HLND by Texas, or any other state, will reduce our cash available for distribution to you. HLND’s partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects HLND to taxation as a corporation or otherwise subjects HLND to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts will be adjusted to reflect the impact of that law on HLND. Likewise, our cash distributions will be reduced if we or HLND are subjected to any form of an entity-level taxation.

If the IRS contests the federal income tax positions we or HLND take, the market for our common units or HLND’s limited partner units may be adversely impacted, and the costs of any contest will reduce cash available for distribution to our unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter that affects us. Moreover, HLND has not requested any ruling from the IRS with respect to its treatment as a partnership for federal income tax purposes or any other matter that affects it. The IRS may adopt positions that differ from the positions we or HLND take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we or HLND take. A court may disagree with some or all of the positions we or HLND take. Any contest with the IRS may materially and adversely impact the market for our common units or HLND units and the price at which they trade. In addition, the cost of any contest between HLND and the IRS will result in a reduction in cash available for distribution to HLND unitholders and thus indirectly by us, as a unitholder and as the owner of the general partner of HLND. Moreover, the costs of any contest between us and the IRS will result in a reduction in cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders.

You may be required to pay taxes on income from us even if you do not receive any cash distributions from us.

Because our unitholders will be treated as partners to whom we will allocate taxable income which could be different in amount than the cash we distribute, you will be required to pay any federal income taxes and, in some cases, state and local income taxes on your share of our taxable income, whether or not you receive cash distributions from us. You may not receive cash distributions from us equal to your share of our taxable income or even equal to the tax liability that results from the taxation of your share of our taxable income.

Tax gain or loss on disposition of our common units could be more or less than expected.

If you sell your common units, you will recognize a gain or loss equal to the difference between the amount realized and the adjusted tax basis in those common units. Prior distributions to you in excess of the total net taxable income allocated to you, which decreased the tax basis in your common units, will, in effect, become taxable income to you if the common units are sold at a price greater than your tax basis in those common units, even if the price is less than the original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income to you. In addition, if you sell your units, you may incur a tax liability in excess of the amount of cash you receive from the sale.

Tax-exempt entities and foreign persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, including employee benefit plans and individual retirement accounts (known as IRAs) and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to such a unitholder. Distributions to non-U.S. persons will be reduced by withholding taxes imposed at the highest effective applicable tax rate, and non-U.S. persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income.

We treat each purchaser of our common units as having the same tax benefits without regard to the common units purchased. The IRS may challenge this treatment, which could adversely affect the value of our common units.

Because we cannot match transferors and transferees of common units, we will adopt depreciation and amortization positions that may not conform with all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain on the sale of common units and could have a negative impact on the value of our common units or result in audits of and adjustments to our unitholders’ tax returns.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelvemonth period. Likewise, HLND will be considered to have terminated its partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in HLND’s capital and profits within a twelve-month period. A termination would, among other things, result in the closing of our taxable year for all unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income or

HLND’s taxable income for the year in which the termination occurs. Thus, if this occurs you will be allocated an increased amount of federal taxable income for the year in which we are considered to be terminated as a percentage of the cash distributed to you with respect to that period. Although the amount of increase cannot be estimated because it depends upon numerous factors including the timing of the termination, the amount could be material. Our termination, or the termination of HLND, currently would not affect our classification, or the classification of HLND, as a partnership for federal income tax purposes, but instead, we or HLND would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new elections and could be subject to penalties if we are unable to determine that a termination occurred.

You will likely be subject to state and local taxes and return filing requirements in states where you do not live as a result of investing in our common units.

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we or HLND do business or own property now or in the future, even if our unitholders do not reside in any of those jurisdictions. Our unitholders likely will be required to file state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. It is the responsibility of each unitholder to file all United States federal, state and local tax returns that may be required of such unitholder. Our counsel has not rendered an opinion on the state or local tax consequences of an investment in our common units.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As described in Note 2: Initial Public Offering, included in the Notes to the Consolidated Financial Statements (Unaudited) included under Part I, Item 1, which information is incorporated by reference into this item, we issued 13,550,000 common units and Class B common units in us to the Contributing Parties in connection with our formation and initial public offering.  In so doing, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

On September 25, 2006, we received net proceeds of $137.8 million from the sale of 8,050,000 common units in our initial public offering, after deducting underwriting discounts and commissions, the structuring fee payable to certain of our underwriters and offering expenses payable by us of approximately $11.1 million. We used the net proceeds from this offering to repay approximately $36.0 million of outstanding debt of the general partner of Hiland Partners and to make a $101.8 million distribution to the Contributing Parties, including Mr. Hamm and certain members of management. The cash distributed to the Contributing Parties was distributed as follows: (1) $57.5 million to Mr. Hamm, (2) $24.1 million to the Harold Hamm DST Trust, (3) $16.1 million to the Harold Hamm HJ Trust, (4) $2.9 million to Randy Moeder and (5) $1.2 million to Ken Maples.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Matters

None.

Item 6. Exhibits

Exhibit Number		Description
1.1	—	Underwriting Agreement by and between Hiland Holdings GP, LP and Lehman Brothers Inc., as representative of the underwriters named therein dated as of September 19, 2006
3.1	—	Amended and Restated Agreement of Limited Partnership of Hiland Holdings dated as of September 25, 2006
3.2	—	Amended and Restated Limited Liability Company Agreement of Hiland Partners GP Holdings, LLC dated as of September 25, 2006
31.1	—	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Enid, Oklahoma, on the 13th day of November, 2006.

HILAND HOLDINGS GP, LP

By: Hiland Partners GP Holdings, LLC,
its general partner
By:	/s/ Randy Moeder
Randy Moeder
Chief Executive Officer, President and Director

By:	/s/ Ken Maples
Ken Maples
Chief Financial Officer, Vice President—Finance,
Secretary and Director

Exhibit Index

1.1	—	Underwriting Agreement by and between Hiland Holdings GP, LP and Lehman Brothers Inc., as representative of the underwriters named therein dated as of September 19, 2006

3.1	—	Amended and Restated Agreement of Limited Partnership of Hiland Holdings dated as of September 25, 2006

3.2	—	Amended and Restated Limited Liability Company Agreement of Hiland Partners GP Holdings, LLC dated as of September 25, 2006

31.1	—	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002