Form 10-K
period 2006-12-31
Hiland Holdings GP, LP
filed 2007-03-20
CIK 1363381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Securities registered pursuant to Section 12(b) of the Act:

Common limited partner units

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The number of the registrant’s outstanding equity units at March 5, 2007 was 21,600,000 common units.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

Items 1. and 2.              Business and Properties

Our Formation and Public Offering

Hiland Holdings GP, LP is a Delaware limited partnership formed in May 2006 to own Hiland Partners GP, LLC, the general partner of Hiland Partners, and certain other common and subordinated units in Hiland Partners, LP. Hiland Partners, LP a publicly traded Delaware limited partnership (NASDAQ: HLND) formed in October 2004, is principally engaged in gathering, compressing, dehydrating, treating, processing and marketing natural gas, fractionating natural gas liquids and providing air compression and water injection services for oil and gas secondary recovery operations. The operations of Hiland Partners, LP are primarily located in the Mid-Continent and Rocky Mountain regions of the United States.

On September 25, 2006, we closed our initial public offering of 8,050,000 common units, which included 1,050,000 common units issued pursuant to an over-allotment option that was exercised by the underwriters. Total proceeds from the sale of the units were $139.6 million, net of $9.3 million of underwriting commissions.

In connection with the closing of our initial public offering, all of the membership interests in Hiland Partners GP, LLC (which owns the 2% general partner interest and all of the incentive distribution rights in Hiland Partners, LP), 1,301,471 common units and 4,080,000 subordinated units of Hiland Partners, LP were contributed to us, resulting in our ownership of a 57.0% limited partner interest in Hiland Partners, LP. As consideration for this contribution, substantially all of the net proceeds from our initial public offering, after the retirement of approximately $35.0 million of outstanding debt of Hiland Partners GP, LLC, were distributed to Harold Hamm, the Chairman of the Board of Directors of our general partner and the Harold Hamm DST and the Harold Hamm HJ Trusts, which are trusts established for the benefit of Harold Hamm’s children, Randy Moeder and Ken Maples (the “Contributing Parties”) and 13,550,000 common units and Class B common units in us were issued to the Contributing Parties.

Our general partner, Hiland Partners GP Holdings, LLC, manages our operations and activities, including, among other things, directing the payment of our expenses and establishing the quarterly cash distribution levels for our common units and reserves that our general partner determines, in good faith, are necessary or appropriate to provide for the conduct of our business, to comply with applicable law, any of our debt instruments or other agreements or to provide for future distributions to our unitholders for any one or more of the upcoming four quarters.

Hiland Partners, LP Formation, Acquisitions and Public Offering

Hiland Partners, LP is a Delaware limited partnership formed in October 2004 to own and operate the assets that had historically been owned and operated by Continental Gas, Inc. and Hiland Partners, LLC

Continental Gas Inc. historically owned all of Hiland Partners, LPs’ natural gas gathering, processing, treating and fractionation assets other than the Worland and Bakken gathering systems and certain systems acquired or constructed since Hiland Partners, LP’s formation. Prior to July 21, 2004, Continental Gas Inc. was owned by Continental Resources, Inc., an independent exploration and production company owned by Harold Hamm, the Chairman of the Board of Directors of Hiland Partners, LP’s’ general partner and the Harold Hamm DST and the Harold Hamm HJ Trusts, which are trusts established for the benefit of Harold Hamm’s children. On July 21, 2004, Continental Resources, Inc. completed the transfer of Continental Gas Inc. to Harold Hamm and the Hamm Trusts. Hiland Partners, LLC historically owned the Worland gathering system, the compression services assets and the Bakken gathering system.

In connection with the initial public offering, the former owners of Continental Gas Inc. and Hiland Partners, LLC and certain of Hiland Partners, LPs’ affiliates, including its general partner, contributed to Hiland Partners, LP all of the assets and operations of Continental Gas Inc., other than a portion of its working capital assets, and substantially all of the assets and operations of Hiland Partners, LLC, other than a portion of its working capital assets and the assets related to the Bakken gathering system, in exchange for an aggregate of 720,000 Hiland Partner, LP common units and 4,080,000 Hiland Partner, LP subordinated units, a 2% general partner interest in Hiland Partners, LP and all of its incentive distribution rights, which entitles the general partner to increasing percentages of the cash Hiland Partners, LP distributes in excess of $0.495 per unit per quarter.

Effective September 1, 2005, Hiland Partners, LP purchased the outstanding membership interests in Hiland Partners, LLC, the principal asset of the Bakken gathering system, for $92.7 million. Hiland Partners, LP initially financed the acquisition from borrowings on its amended credit facility. On November 21, 2005, Hiland Partners, LP completed its second public offering, whereby it issued 1,630,000 common units at an offering price of $41.77 per common unit. Proceeds totaled $66.1 million, net of the underwriter discount of $3.4 million. Offering costs incurred amounted to $0.6 million. Hiland Partners, LP used $65.2 million of the proceeds to repay a portion of credit facility borrowings it had used to acquire Hiland Partners, LLC.

On May 1, 2006, Hiland Partners, LP acquired the Kinta Area gathering assets from Enogex Gas Gathering, L.L.C., consisting of certain eastern Oklahoma gas gathering assets, for $96.4 million. Hiland Partners, LP financed this acquisition with $61.2 million of borrowings from its credit facility and $35.0 million of proceeds from the issuance to Hiland Partners GP, LLC, of 761,714 common units and 15,545 general partner equivalent units, both at $45.03 per unit. The purchase price was equal to the average closing price of Hiland Partners’ common units for the three trading days immediately proceeding May 1, 2006. Hiland Partners GP, LLC entered into a credit agreement under which it borrowed $35.0 million to purchase the Hiland Partner units. The obligation was unsecured and guaranteed by the members of Hiland Partners GP, LLC. Hiland Partners GP, LLC’s board of directors, as well as the conflicts committee of the board of directors, consisting of two independent directors, approved the transaction.

Unless the context requires otherwise, references to “we”, “our,” “us,” “Hiland Holdings” or “the Partnership” are intended to mean the consolidated business and operations of Hiland Holdings GP, LP. References to “Hiland Partners” are intended to mean the consolidated business and operations of Hiland Partners, LP and its subsidiaries.

OVERVIEW

Our cash generating assets consist of our ownership interests in Hiland Partners. Our aggregate ownership interests in Hiland Partners consist of the following: the 2% general partner interest in Hiland Partners, all of the incentive distribution rights in Hiland Partners, and 1,301,471 common units and 4,080,000 subordinated units of Hiland Partners, representing a 57.8% limited partner interest in Hiland Partners.

Our primary objective is to increase our cash distributions to our unitholders by actively assisting Hiland Partners in executing its business strategy. We support Hiland Partners in implementing its business strategy by assisting in identifying, evaluating and pursuing growth opportunities. We may support the growth of Hiland Partners through the use of our capital resources, including purchasing Hiland Partners units or lending funds to Hiland Partners to provide funding for the acquisition of a business or an asset or for an internal growth project. In addition, we may provide Hiland Partners with other forms of credit support, such as guarantees relating to financing a project or other types of support related to a merger or acquisition transaction.

Hiland Partners is a growth-oriented midstream energy partnership engaged in gathering, compressing, dehydrating, treating, processing and marketing natural gas, and fractionating, or separating, natural gas liquids, or NGLs. Hiland Partners also provides air compression and water injection services to Continental Gas Inc. for use in its oil and gas secondary recovery operations. Hiland Partners’ operations are primarily located in the Mid-Continent and Rocky Mountain regions of the United States. In Hiland Partners’ midstream segment, it connects the wells of natural gas producers in its market areas to its gathering systems, treats natural gas to remove impurities, processes natural gas for the removal of NGLs, fractionates NGLs into NGL products and provides an aggregate supply of natural gas and NGL products to a variety of natural gas transmission pipelines and markets. In Hiland Partners compression segment, it provides compressed air and water to Continental Resources, Inc., an exploration and production company wholly owned by affiliates. Continental Resources, Inc. uses the compressed air and water in its oil and gas secondary recovery operations in North Dakota by injecting them into its oil and gas reservoirs to increase oil and gas production from those reservoirs. This increased production of natural gas flows through Hiland Partners’ midstream systems.

Hiland Partners’ midstream assets consist of 13 natural gas gathering systems with approximately 1,844 miles of gas gathering pipelines, five natural gas processing plants, three natural gas treating facilities and three NGL fractionation facilities. Hiland Partners’ compression assets consist of two air compression facilities and a water injection plant.

Hiland Partners commenced midstream operations in 1990 when Continental Gas, Inc., then a subsidiary of Continental Resources, Inc., constructed the Eagle Chief gathering system in northwest Oklahoma. Since 1990, Hiland Partners has grown through a combination of building gas gathering and processing assets in areas where Continental Resources, Inc. has active exploration and production assets and through acquisitions of existing systems, which have then expanded. Since inception, Hiland Partners has constructed 395 miles of natural gas gathering pipelines, three natural gas processing plants, two treating facilities and one fractionation facility. In addition, Hiland Partners’ management team designed and constructed the Bakken gathering system that was acquired from an affiliate of Hiland Partners GP, LLC, which currently consists of 334 miles of gas gathering pipeline, a natural gas processing plant, two compressor stations and one fractionation facility. Hiland Partners has also acquired 1,115 miles of natural gas gathering pipelines, one natural gas processing plant, one treating facility and one fractionation facility.

Recent Developments

Resignation of Randy Moeder.   On March 14, 2007, we announced that Randy Moeder intends to resign as Chief Executive Officer and director of both our general partner and the general partner of Hiland Partners, LP to pursue other career opportunities. Mr. Moeder has agreed to remain in such positions for approximately six months. Harold Hamm, Chairman of the board of directors of our general partner, is heading up a committee to secure a replacement for Mr. Moeder.

Registration Statement.   On January 23, 2007 Hiland Partners, along with Hiland Partners Finance Corp., its wholly owned subsidiary, filed an S-3/A registration statement with the Securities and Exchange Commission to register common unit and debt securities with a maximum aggregate offering price of $500.0 million. The securities it may offer include common units representing limited partnership interests in Hiland Partners; and debt securities, which may be either senior debt securities or subordinated debt securities.

Woodford Shale Project.   On December 12, 2006 Hiland Partners entered into an agreement to construct and operate gathering pipelines and related facilities associated with the development of a portion of the acreage owned by Continental Resources, Inc. in the Woodford shale reserve in the Arkoma Basin of southeastern Oklahoma. Hiland Partners plans to make an initial capital investment of approximately $13.0 million by the end of 2007 and to invest an additional $10.0 million over the subsequent four years to build a 40,000 Mcf/d refrigeration processing plant and install field gathering, compression and associated equipment. The new gathering system will be designed to provide low-pressure and highly reliable gathering, compression and processing services. The gathering infrastructure is expected to include more than 15,500 horsepower of compression to provide takeaway capacity in excess of 40,000 Mcf/d. The agreement grants Hiland Partners the right to process the gas and further provides that we will receive certain fixed fees for the dehydration, gathering and compression of the gas for an initial term of 10 years. Expected startup of the initial phase of the project should occur during the second quarter of 2007.

Acquisition of Kinta Area Gathering Assets.   On May 1, 2006, Hiland Partners acquired certain Kinta Area gathering assets from Enogex Gas Gathering, L.L.C. for $96.4 million, including certain closing costs. The acquisition was primarily financed with $61.2 million in borrowings under its credit facility and the sale for $35.0 million of common units and general partner units to its general partner, as described below. The acquired assets, which are located in the eastern Oklahoma Arkoma Basin, have approximately 689 wellhead receipt points and include five separate low pressure natural gas gathering systems consisting of 573 miles of natural gas gathering pipelines that were gathering approximately 134,000 Mcf/d as of December 31, 2006 and 27 compressor units capable of over 40,500 horsepower of compression. The natural gas gathering systems operate under contracts with producers that provide for services under fixed-fee arrangements.

Equity Financing.   To partially finance the acquisition of the Kinta Area gathering assets, on May 1, 2006, Hiland Partners sold 761,714 common units and 15,545 general partner units to Hiland Partners GP LLC, its general partner for $45.03 per unit, or $35.0 million in the aggregate. The purchase price was equal to the average closing price of Hiland Partners’ common units for the three trading days immediately proceeding May 1, 2006. Hiland Partners GP, LLC entered into a credit agreement under which it borrowed $35.0 million to purchase the Hiland Partner units. The obligation was unsecured and guaranteed by the members of Hiland Partners GP, LLC. Hiland Partners GP, LLC’s board of directors, as well as the conflicts committee of the board of directors, consisting of two independent directors, approved the transaction.

Badlands Expansion Project.   On November 8, 2005, Hiland Partners entered into a new 15-year definitive gas purchase agreement with Continental Resources, Inc. under which Hiland Partners will gather, treat and process additional natural gas, which is produced as a by-product of Continental Resources, Inc.’s secondary oil recovery operations, in the areas specified by the contract. In return, Hiland Partners will receive 50% of the proceeds attributable to residue gas and natural gas liquids sales as well as a fixed fee of $0.20 per Mcf for gathering and treating the natural gas, plus an additional $0.60 per Mcf fee for the first 36 Bcf of natural gas gathered. Hiland Partners GP, LLC’s board of directors, as well as the conflicts committee of the board, has approved the agreement.

In order to fulfill its obligations under the agreement, Hiland Partners is in the process of expanding its Badlands gas gathering system and processing plant located in Bowman County, North Dakota. This expansion project will include the construction of a 40,000 Mcf/d nitrogen rejection plant, which is expected to be operational in the second quarter of 2007, and the expansion of its existing Badlands field-gathering infrastructure. Hiland Partners intends to invest approximately $40.0 million in the expansion project by the second quarter of 2007, of which approximately $31.7 million had been invested as of December 31, 2006. Hiland Partners expects to invest an additional $9.5 million in 2007 to expand the system.

On February 1, 2006, Hiland Partners entered into a five-year definitive purchase agreement with a producer to build additional compression facilities and to expand its existing Badlands gas gathering system into South Dakota. The gathering project was completed in the fourth quarter of 2006 at a cost of $3.1 million, which was funded from borrowings on its bank credit facility.

Other Expansion Projects.   During the fourth quarter of 2006, Hiland Partners completed the construction a 25,000 Mcf/d natural gas processing facility along its existing Matli gas gathering system.

This new facility now processes the existing gas supply and provides additional plant processing capacity for increased system volumes. The $3.1 million investment was funded using Hiland Partners’ bank credit facility.

In the fourth quarter of 2006, Hiland Partners completed the installation of additional gathering and compression infrastructure at its Bakken gathering system to increase the system’s capacity from approximately 20,000 Mcf/d to 25,000 Mcf/d and are currently in the process of expanding the existing NGL fractionation facilities at the processing plant to fractionate increased NGL volumes from both the Bakken processing plant and the Badlands processing plant.

In the first quarter of 2007 Hiland Partners completed the installation of additional pipelines and compression facilities at the Eagle Chief gathering system and increased its system capacity from approximately 30,000 Mcf/d to approximately 35,500 Mcf/d due to increased volumes on this system.

Hiland Partners is in the process of installing four amine-treating facilities at several of its Kinta Area gathering system locations to remove excess carbon dioxide levels from the natural gas. Hiland Partners is also installing additional compression facilities to expand the current capacity by approximately 3,000 Mcf/d on these gathering systems. Hiland Partners will invest approximately $6.0 million on these projects and expects that the treating facilities will be completed by the end of the first quarter of 2007 and the compression facilities will be completed by the end of the third quarter of 2007.

Refinancing of Hiland Partners Credit Facility.   On June 8, 2006, Hiland Partners amended its existing $125 million senior credit facility to, among other things, increase its borrowing base to $200 million and revise certain covenants. For a more complete discussion of Hiland Partners credit facility, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility.”

Hiland Holdings Credit Facility.   On September 25, 2006, concurrently with the closing of our initial public offering, we entered into a three-year $25.0 million secured revolving credit facility. The facility will permit us, if certain conditions are met, to increase borrowing capacity up to an additional $25.0 million. The facility will be secured by all of our ownership interests in Hiland Partners and its general partner, other than the 2% general partner interest and the incentive distribution rights. For a more complete discussion of our credit facility, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility.”

Board Member Selections.   On September 25, 2006, we announced that the board of directors of our general partner had appointed Dr. Bobby B. Lyle and Dr. Cheryl L. Evans as directors. Dr. Lyle and Dr. Evans were named to the conflicts committee of the board of directors, with Dr. Lyle named to chair the committee. On August 11, 2006, Hiland Partners announced that the board of directors of its general partner had appointed Mr. John T. McNabb, II and Dr. David L. Boren as directors. Mr. McNabb and Dr. Boren were named to the conflicts committee of the board of directors, with Mr. McNabb named to chair the committee. For a more complete description of the board of directors of our general partner and of the board of directors of Hiland Partners’ general partner, please read Item 10 “Directors and Executive Officers of the Registrant.”

Distribution Increase.   On January 25, 2007, we declared a cash distribution for the fourth quarter of 2006. The declared quarterly distributions on our common units increased to $0.2075 per unit (an annualized rate of $0.83 per unit) from $0.2025 per unit (an annualized rate of $0.81 per unit). This represents a 2.5% increase over the prior quarter and a 12.2% increase over the expected initial quarterly cash distribution of $0.74 per unit. The distribution was paid on February 19, 2007 to unitholders of record on February 5, 2007. The previously announced distribution for the third quarter of 2006, prorated for the portion of the quarter Hiland Holdings GP, LP was a public company, which equates to $0.0132 per unit, was also paid on February 19, 2007 to unitholders of record on February 5, 2007.

Midstream Segment

Hiland Partners’ midstream operations consist of the following:

•       gathering and compressing natural gas to facilitate its transportation to Hiland Partners’ processing plants, third party pipelines, utilities and other consumers;

•       dehydrating natural gas to remove water from the natural gas stream to meet pipeline quality specifications;

•       treating natural gas to remove or reduce impurities such as carbon dioxide, hydrogen sulfide and other contaminants to ensure that the natural gas meets pipeline quality specifications;

•       processing natural gas to extract NGLs and selling the resulting residue natural gas and, in most cases, the NGLs; and

•       fractionating a portion of NGLs into a mix of NGL products, including ethane, propane and a mixture of butane and natural gasoline, and selling these NGL products to third parties.

Hiland Partners’ midstream assets include the following:

•       Eagle Chief Gathering System.   The Eagle Chief gathering system is a 575-mile gas gathering system located in northwest Oklahoma that gathers, compresses, dehydrates and processes natural gas. The system includes the Eagle Chief processing plant and five compressor stations with approximately 12,400 horsepower on the system. Hiland Partners’ predecessor constructed the Eagle Chief gathering system in 1990 and constructed the Eagle Chief processing plant in 1995. Hiland Partners acquired the Carmen gathering system in August 2003, which consists solely of gathering lines to expand the Eagle Chief gathering system. The Eagle Chief gathering system has a capacity of 35,500 Mcf/d and average throughput was approximately 25,331 Mcf/d for the year ended December 31, 2006. The system represented approximately 20.1% of total segment margin for the year ended December 31, 2006.

•       Bakken Gathering System.   The Bakken gathering system is a 334-mile gas gathering system located in Richland County, Montana that gathers, compresses, dehydrates and processes natural gas, and fractionates NGLs. This system includes the Bakken processing plant, three compressor stations and one fractionation facility. The total system has approximately 10,600 horsepower installed. Hiland Partners acquired the Bakken gathering system and the Bakken processing plant in September 2005. Hiland Partners’ Bakken gathering system has a capacity of 25,000 Mcf/d and average throughput was approximately 17,290 Mcf/d for the year ended December 31, 2006. The system represented approximately 34.3% of total segment margin for the year ended December 31, 2006.

•       Worland Gathering System.   The Worland gathering system is a 151-mile gas gathering system located in central Wyoming that gathers, compresses, dehydrates, treats and processes natural gas, and fractionates NGLs. The system includes the Worland processing plant, six compressor stations, one treating facility and one fractionation facility with a total installed horsepower of nearly 5,500. The Worland gathering system and the Worland processing plant were contributed to Hiland Partners on February 15, 2005 in connection with Hiland Partners’ formation and its initial public offering. The Worland gathering system has a capacity of 8,000 Mcf/d and average throughput was approximately 2,759 Mcf/d for the year ended December 31, 2006. The system represented approximately 6.9% of total segment margin for the year ended December 31, 2006.

•       Badlands Gathering System.   The Badlands gathering system is a 141-mile gas gathering system with about 5,900 horsepower located in southwest North Dakota that gathers, compresses, dehydrates, treats and processes natural gas, and fractionates NGLs. The system includes the Badlands processing plant, five compressor stations, one treating facility and one fractionation facility. Hiland

Partners constructed the Badlands gathering system and the Badlands processing plant in 1997. Hiland Partners’ Badlands gathering system has a capacity of 5,000 Mcf/d and average throughput was approximately 2,489 Mcf/d for the year ended December 31, 2006. The system represented approximately 8.8% of total segment margin for the year ended December 31, 2006.

•       Matli Gathering System.   The Matli gathering system is a 52-mile gas gathering system located in central Oklahoma that gathers, compresses, dehydrates, treats and processes natural gas. The system includes the Matli processing plant, two compressor stations and one treating facility which combined have approximately 6,950 horsepower. Hiland Partners constructed the Matli gathering system in 1999 and in December 2006 Hiland Partners completed the construction of the new processing plant. The Matli gathering system has a capacity of 25,000 Mcf/d and average throughput was approximately 15,231 Mcf/d for the year ended December 31, 2006. The system represented approximately 5.0% of total segment margin for the year ended December 31, 2006.

•       Kinta Area Gathering Systems.   The Kinta Area gathering systems were acquired on May 1, 2006 and include five separate low pressure natural gas gathering systems located in the eastern Oklahoma Arkoma Basin covering 573 miles of natural gas gathering pipelines. The systems include 12 compressor stations, which are comprised of 27 units with an aggregate of approximately 40,500 horsepower. The Kinta Area gathering systems have an aggregate capacity of 180,000 Mcf/d and average throughput was approximately 134,140 Mcf/d from May 1, 2006 to December 31, 2006. The systems represented approximately 16.4% of total segment margin for the year ended December 31, 2006.

•       Other Systems.   Hiland Partners also owns three natural gas gathering systems located in Texas, Mississippi and Oklahoma. These systems represented approximately 0.9% of total segment margin for the year ended December 31, 2006.

The table set forth below contains certain information regarding Hiland Partners’ gathering systems as of or for the year ended December 31, 2006.

Asset	Type	Length (Miles)	Approximate Wells Connected	Throughput Capacity(1)	Average Throughput(1)	Utilization of Capacity	Percent of Total Segment Margin
Eagle Chief gathering system	Gathering pipelines	575	423	30,000	25,331	84.4%
	Processing plant	—	—	35,000	25,331	72.4%	20.1%
Bakken gathering system	Gathering pipelines	334	224	25,000	17,290	69.2%
	Processing plant	—	—	25,000	17,290	69.2%
	Fractionation facility (Bbls/d)	—	—	4,600	2,646	57.5%	34.3%
Worland gathering system	Gathering pipelines	151	94	8,000	2,759	34.5%
	Processing plant	—	—	8,000	2,759	34.5%
	Treating facility	—	—	8,000	2,759	34.5%
	Fractionation facility (Bbls/d)	—	—	650	299	46.0%	6.9%
Badlands gathering system	Gathering pipelines	141	106	5,000	2,489	49.8%
	Processing plant	—	—	5,000	2,489	49.8%
	Treating facility	—	—	7,100	2,489	35.1%
	Fractionation facility (Bbls/d)	—	—	600	312	52.0%	8.8%
Matli gathering system	Gathering pipelines	52	48	25,000	15,231	60.9%
	Processing plant	—	—	25,000	8,986	35.9%
	Treating facility	—	—	20,000	8,686	43.4%	5.0%
Kinta Area gathering systems(2)	Gathering pipelines	573	689	180,000	134,140	74.5	16.4%
Other Systems	Gathering pipelines	18	33	7,000	2,531	36.2%	0.9%
Total		1,844	1,617				92.4%

(1)              Throughput capacity and average throughput are measured in Mcf/d for the gathering pipelines, processing plants and treating facilities and in Bbls/d for the fractionation facilities shown on this chart.

(2)              The Kinta Area gathering systems were acquired by Hiland Partners on May 1, 2006. As such, the systems’ average throughput is computed from the effective date to December 31, 2006.

Compression Segment

Hiland Partners provides air and water compression services to Continental Resources, Inc. for use in its oil and gas secondary recovery operations under a four year fixed-fee contract (which Hiland Partners entered into in connection with its initial public offering) at Hiland Partners’ Cedar Hills and Horse Creek compression facilities and Hiland Partners’ water injection plant located next to its Cedar Hills compression facility. These assets are located in North Dakota in close proximity to Hiland Partners’ Badlands gathering system. At its compression facilities, Hiland Partners compresses air to pressures in excess of 4,000 pounds per square inch, and at the water injection plant, Hiland Partners pumps water to pressures in excess of 2,000 pounds per square inch. The air and water are delivered at the tailgate of Hiland Partners’ facilities into pipelines operated by Continental Resources, Inc. and are ultimately utilized by Continental Resources, Inc. in its oil and gas secondary recovery operations. The natural gas produced by Continental Resources, Inc. flows through Hiland Partners’ Badlands gathering system. Hiland Partners’ compression segment represented approximately 7.6% of total segment margin for the year ended December 31, 2006.

Financial Information About Segments

See Part II, Item 8—Financial Statements and Supplementary Data.

Competitive Strengths

We believe that Hiland Partners is well positioned to compete in its operating regions based on the following competitive strengths:

•       Hiland Partners has expertise in developing midstream systems.   Since Hiland Partners’ inception in 1990, it has demonstrated the ability to identify midstream opportunities and build or acquire the assets needed to capitalize on those opportunities. To date, Hiland Partners has built or acquired nine gas gathering systems. A majority of Hiland Partners’ growth has come from gas gathering systems and plants that Hiland Partners has constructed, including the Eagle Chief, Bakken, Badlands and Matli gathering systems. Since building the Eagle Chief gathering system, Hiland Partners has expanded that system by constructing 198 miles of gathering pipeline and acquiring approximately 377 miles of gathering pipeline in five separate transactions. Hiland Partners has also utilized acquisitions such as its purchase of the 569 mile Kinta Area gathering assets located in eastern Oklahoma on May 1, 2006 and the 151-mile Worland gathering system in 2000 as a way to establish a presence in new areas.

•       Substantially all of Hiland Partners’ facilities are modern.   Hiland Partners built its Eagle Chief processing plant in 1995, its Badlands processing plant in 1997 and its new Matli processing plant in 2006. In addition, the previous owner replaced a substantial portion of the equipment on Hiland Partners’ Worland gathering system, including the Worland processing plant and the fractionation facility in 1997. The Bakken gathering system was constructed in 2004. Hiland Partners’ $49.5 million expansion at the Badlands location will be completed in 2007. The condition of Hiland Partners’ facilities directly benefits Hiland Partners’’ margins and its ability to attract new supplies of natural gas by offering operational efficiency and reliability. Hiland Partners’ facilities generally require less maintenance and are subject to fewer environmental liabilities and permitting issues than older facilities.

•       Hiland Partners’ assets are strategically located in major natural gas supply areas and have available capacity.   Hiland Partners’ assets are strategically located in the Mid-Continent and Rocky Mountain regions of the United States. These regions are generally characterized by significant current drilling activity which provides Hiland Partners with attractive opportunities to access newly developed natural gas supplies. Several of these regions continue to experience increased levels of exploration, development and production activities as a result of favorable commodity prices, new discoveries and the implementation of secondary recovery techniques. In addition, substantially all of Hiland Partners’ assets have available capacity. We believe that Hiland Partners’ presence in these regions, together with the available capacity of its assets and limited competitive alternatives, provides Hiland Partners with a competitive advantage in capturing new supplies of natural gas.

•       Hiland Partners provides an integrated and comprehensive package of midstream services.   Hiland Partners provides a broad range of midstream services to natural gas producers, including natural gas gathering, compression, dehydration, treating, processing and marketing and the fractionation of NGLs. Hiland Partners’ ability to provide all of these services gives them an advantage in competing for new supplies of natural gas because they can provide all of the services producers, marketers and others require to connect their natural gas quickly and efficiently.

•       Hiland Partners has the financial flexibility to pursue growth projects.   Hiland Partners’ $200.0 million bank credit facility contains a $191.0 million revolving facility for acquisitions and capital expenditures, of which approximately $43.9 million is available as of December 31, 2006, and a $9.0 million working capital facility. We believe the available capacity under Hiland Partners’ credit facility combined with its expected ability to access the capital markets will provide it with a flexible financial structure that will facilitate Hiland Partners’ strategic expansion and acquisition strategies.

Business Strategies

Hiland Partners is committed to increasing the amount of cash available for distribution per unit by executing the following strategies:

•       Engaging in construction and expansion opportunities.   Hiland Partners intends to leverage its existing infrastructure and customer relationships by constructing and expanding systems to meet new or increased demand for midstream services. These projects include expansion of existing systems and construction of new facilities, such as the Badlands expansion project and the Woodford Shale project.

•       Pursuing complementary acquisitions.   Hiland Partners intends to make complementary acquisitions of midstream assets in its operating areas that provide opportunities to expand or increase the utilization of existing assets. Hiland Partners also intends to pursue acquisitions that it believes will allow it to capitalize on existing infrastructure, personnel, and producer and customer relationships to provide an integrated package of services. In addition, Hiland Partners may pursue selected acquisitions in new geographic areas to the extent they present growth opportunities similar to those it is pursuing in its existing areas of operations.

•       Increasing volumes on Hiland Partners’ existing assets.   Hiland Partners’ gathering systems have excess capacity, which provides opportunities to increase throughput volume with minimal incremental costs and thereby increase cash flow. Hiland Partners intends to aggressively market its services to producers in order to connect new supplies of natural gas, increase volumes and more fully utilize its capacity, particularly in areas experiencing an increased level of natural gas exploration, development and production activities.

•       Taking measures that reduce Hiland Partners’ exposure to commodity price risk.   Because of the significant volatility of natural gas and NGL prices, Hiland Partners attempts to operate its business in a manner that allows it to mitigate the impact of fluctuations in commodity prices. In order to reduce its exposure to commodity price risk, Hiland Partners intends to pursue fee-based arrangements, where market conditions permit, and to enter into forward sales contracts or hedging arrangements to cover a portion of operations that are not conducted under fee-based arrangements. In addition, when processing margins (or the difference between NGL sales prices and the cost of natural gas) are unfavorable, Hiland Partners can elect not to process natural gas at the Eagle Chief processing plant and deliver the unprocessed natural gas directly into the interstate pipeline. Collectively, these strategies should contribute to more stable cash flows.

Midstream Assets

Hiland Partners’ natural gas gathering systems include approximately 1,844 miles of pipeline. A substantial majority of revenues are derived from gathering, compressing, dehydrating, treating, processing and marketing the natural gas that flows through gathering pipelines and from fractionating NGLs resulting from the processing of natural gas into NGL products. Hiland Partners’ principal systems are described below.

Eagle Chief Gathering System

General.   The Eagle Chief gathering system is located in northwest Oklahoma and consists of approximately 575 miles of natural gas gathering pipelines, ranging from two inches to sixteen inches in diameter, and the Eagle Chief processing plant. The gathering system has a capacity of approximately 30,000 Mcf/d, and average throughput was approximately 25,331 Mcf/d for the year ended December 31, 2006. There are five gas compressor stations located within the gathering system, comprised of 12 units. The plant and compressor stations combined have an aggregate of approximately 12,400 horsepower.

Hiland Partners completed construction and commenced operation of the Eagle Chief gathering system in 1990 and constructed the Eagle Chief processing plant in 1995. Since its construction, we have expanded the size of the Eagle Chief gathering system through the acquisition of approximately 377 miles of gathering pipelines in five separate acquisitions, including the acquisition of the Carmen gathering system, and the construction of approximately 198 miles of gathering pipelines. In the first quarter of 2007, Hiland Partners completed the installation of additional pipelines and compression facilities at its Eagle Chief gathering system and increased current system capacity from approximately 30,000 Mcf/d to approximately 35,500 Mcf/d.

The Eagle Chief processing plant processes natural gas that flows through the Eagle Chief gathering system to produce residue gas and NGLs. The natural gas gathered in this system is lean gas that, depending on delivery points, may not be required to be processed to meet pipeline quality specifications when Hiland Partners sells into interstate markets. The plant has processing capacity of approximately 35,000 Mcf/d. During the year ended December 31, 2006, the facility processed approximately 25,331 Mcf/d of natural gas and produced approximately 864 Bbls/d of NGLs.

Natural Gas Supply.   As of December 31, 2006, 423 wells were connected to the Eagle Chief gathering system. These wells are located in the Anadarko Basin of northwestern Oklahoma and Hiland Partners believes they generally have long lives. The primary suppliers of natural gas to the Eagle Chief gathering system are Chesapeake Energy Corporation and Continental Resources, Inc., which represented approximately 65% and 11%, respectively, of the Eagle Chief gathering system’s natural gas supply for the year ended December 31, 2006.

The natural gas supplied to the Eagle Chief gathering system is generally dedicated to Hiland Partners under individually negotiated long-term contracts. Some contracts have an initial term of five years. Following the initial term, these contracts generally continue on a year to year basis unless terminated by one of the producers. In addition, some of the contracts are for the life of the lease. Natural gas is purchased at the wellhead from the producers under percentage-of-proceeds contracts, percentage-of-index contracts or fee-based contracts. For the year ended December 31, 2006, approximately 62%, 35% and 3% of total segment margin attributable to the Eagle Chief gathering system was derived from percentage-of-proceeds, percentage-of-index and fee-based contracts, respectively. For a more complete discussion of natural gas purchase contracts, please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Hiland Partners’ Contracts—Hiland Partners’ Natural Gas Purchase Contracts.”

The Eagle Chief gathering system is located in an active drilling area. This area has experienced increased levels of natural gas exploration, development and production activities as a result of higher realized natural gas prices, new discoveries and the implementation of new exploration and production techniques. For example, average throughput at the Eagle Chief gathering system increased from 16,900 Mcf/d for December 2003 to 25,331 Mcf/d for December 2006. During the year ended December 31, 2006, Hiland Partners added 51 wells to this system. Hiland Partners believes that this higher level of exploration and development activity in this area will continue and that many of the producers drilling in the area will choose to use Hiland Partners’ midstream natural gas services due to excess capacity in this system and limited competitive alternatives.

Markets for Sale of Natural Gas and NGLs.   The Eagle Chief gathering system has numerous market outlets for the natural gas that Hiland Partners gathers and NGLs that they produce on the system. The residue gas is sold at the tailgate of the Eagle Chief processing plant on the Oklahoma Gas Transportation pipeline to intrastate markets and on the Panhandle Eastern Pipeline Company pipeline to interstate markets. Because the area connected to the Eagle Chief gathering system produces lean natural gas, Hiland Partners is able to bypass the Eagle Chief processing plant by selling into the interstate markets when processing margins are unfavorable. The NGLs extracted from the gas at the Eagle Chief processing plant are transported by pipeline to ONEOK Hydrocarbon Company’s Medford facility for fractionation. Hiland Partners is currently selling the NGLs to ONEOK Hydrocarbon under a year-to-year contract.

Hiland Partners’ primary purchasers of residue gas and NGLs on the Eagle Chief gathering system were OGE Energy Resources, Inc., ONEOK Hydrocarbon, LP, Chevron Natural Gas and BP Energy Company, which represented approximately 29%, 20%, 18% and 18%, respectively, of the revenues from such sales for the year ended December 31, 2006.

Bakken Gathering System

General.   The Bakken gathering system is located in eastern Montana and consists of approximately 334 miles of natural gas gathering pipelines, ranging from three inches to twelve inches in diameter, the Bakken processing plant, which includes seven compressors and a fractionation facility. The gathering system has a capacity of approximately 25,000 Mcf/d and average throughput was approximately 17,290 Mcf/d for the year ended December 31, 2006. There are three gas compressor stations located within the gathering system, comprised of five units. The compressor stations and plant combined have slightly over 10,600 horsepower.

Hiland Partners acquired the Bakken gathering system in September 2005 in connection with its acquisition of Hiland Partners, LLC. The Bakken gathering system, including the Bakken processing plant, was constructed during 2004 and commenced operations on November 8, 2004.

The Bakken processing plant processes natural gas that flows through the Bakken gathering system to produce residue gas and NGLs. The plant has processing capacity of approximately 25,000 Mcf/d. For the year ended December 31, 2006, the facility processed approximately 17,290 Mcf/d of natural gas and produced approximately 1,742 Bbls/d of NGLs.

The Bakken gathering system also includes a fractionation facility that separates NGLs into propane and a mixture of butane and gasoline. The fractionation facility has a capacity to fractionate approximately 4,600 Bbls/d of NGLs. For the year ended December 31, 2006, the facility fractionated an average of approximately 2,646 Bbls/d to produce approximately 974 Bbls/d of propane and approximately 724 Bbls/d of a mixture of butane and gasoline. In connection with the expansion of the gathering and compression infrastructure Hiland Partners completed in the fourth quarter 2006 in which it increased the system’s capacity from approximately 20,000 Mcf/d to 25,000 Mcf/d. Hiland Partners further intends to expand the existing NGL fractionation facilities at the Bakken processing plant in order to fractionate expected increased NGL volumes from both the Bakken processing plant and the Badlands processing plant. Hiland Partners expects this expansion will be completed in the second quarter of 2007.

Natural Gas Supply.   As of December 31, 2006, 224 wells were connected to the Bakken gathering system. These wells, which are located in the Williston Basin of Montana, primarily produce crude oil from the Bakken formation. The associated natural gas produced from these wells flows through the Bakken gathering system. The primary suppliers of natural gas to the Bakken gathering system are Enerplus Resources (USA) Corporation, Continental Resources, Inc. and Burlington Resources Trading, Inc., which represented approximately 48%, 40% and 12%, respectively, of the Bakken gathering system’s natural gas supply for the year ended December 31, 2006.

Substantially all of the natural gas supplied to the Bakken gathering system is dedicated to Hiland Partners under three individually negotiated percentage-of-proceeds contracts. Two of these contracts have an initial term of ten years and one is for the life of the lease. Under these contracts, natural gas is purchased at the wellhead from the producers. For a more complete discussion of the natural gas purchase contracts, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations Hiland Partners’ Contracts—Hiland Partners’ Natural Gas Purchase Contracts.”

The Bakken gathering system is located in an active drilling area. During the year ended December 31, 2006, Hiland Partners added 81 wells to its system. Hiland Partners believes that this higher level of exploration and development activity in this area will continue and that many of the producers drilling in the area will choose to use Hiland Partners’ midstream natural gas services due to its excess capacity in this system and limited competitive alternatives.

Markets for Sale of Natural Gas and NGLs.   Residue gas derived from Hiland Partners’ processing operations is sold at the tailgate of the Bakken processing plant on the Williston Basin Intrastate Pipeline to intrastate markets. Hiland Partners sells the propane that is produced by its fractionation facility and the remaining NGL products to SemStream, L.P. at the tailgate of the plant.

Hiland Partners’ primary purchasers of residue gas and NGLs on the Bakken gathering system were Montana-Dakota Utilities Company and SemStream, L.P. which represented approximately 51%, and 43% respectively, of the revenues from such sales for the year ended December 31, 2006.

Worland Gathering System

General.   The Worland gathering system is located in central Wyoming and consists of approximately 151 miles of natural gas gathering pipelines, ranging from two inches to eight inches in diameter, the Worland processing plant, a natural gas treating facility and a fractionation facility. The gathering system has a capacity of approximately 8,000 Mcf/d and average throughput was approximately 2,759 Mcf/d for the year ended December 31, 2006. There are seven gas compressor stations located within the gathering system, comprised of eleven units. The plant and compressor stations have a total of nearly 5,500 horsepower installed.

The Worland gathering system and the Worland processing plant were contributed to Hiland Partners on February 15, 2005 in connection with Hiland Partners’ formation and initial public offering. This gathering system, including the Worland processing plant, was originally built in the mid 1980s. A substantial portion of the equipment on the Worland gathering system, including portions of the Worland processing plant and the fractionation facility, was replaced in 1997.

The Worland processing plant processes natural gas that flows through the Worland gathering system to produce residue gas and NGLs. The natural gas gathered in this system is rich gas that must be processed in order to meet pipeline quality specifications. The plant has processing capacity of approximately 8,000 Mcf/d. During the year ended December 31, 2006, the facility processed approximately 2,759 Mcf/d of natural gas and produced approximately 156 Bbls/d of NGLs.

The Worland gathering system includes a natural gas amine treating facility that removes carbon dioxide and hydrogen sulfide from natural gas that is gathered into the system before the natural gas is introduced to transportation pipelines to ensure that it meets pipeline quality specifications. Generally, the natural gas gathered in this system contains a high concentration of hydrogen sulfide, a highly toxic and corrosive chemical that must be removed prior to transporting the gas via pipeline. The Worland treating facility has a circulation capacity of 70 gallons per minute and throughput capacity of 8,000 Mcf/d.

The Worland gathering system also includes a fractionation facility that separates NGLs into propane and a mixture of butane and gasoline. The fractionation facility has a capacity to fractionate approximately 650 Bbls/d of NGLs. For the year ended December 31, 2006, the facility fractionated an average of approximately 299 Bbls/d to produce approximately 54 Bbls/d of propane and approximately 63 Bbls/d of a mixture of butane and gasoline.

Natural Gas Supply.   As of December 31, 2006, 94 wells were connected to the Worland gathering system. These wells are located in the Bighorn Basin of central Wyoming and generally have long lives with predictable and steady flow rates. The primary suppliers of natural gas to the Worland gathering system are Continental Resources, Inc. and KCS Resources, Inc., which represented approximately 61% and 30%, respectively, of the Worland gathering system’s natural gas supply for the year ended December 31, 2006.

The natural gas supplied to the Worland gathering system is generally dedicated to Hiland Partners under individually negotiated long-term contracts. . Following the initial term of the contracts, they generally continue on a year to year basis unless terminated by one of the producers. Natural gas is purchased at the wellhead from the producers under percentage-of-index contracts and fixed-fee contracts. For the year ended December 31, 2006, approximately 94% and 6% of total segment margin attributable to the Worland gathering system was derived from percentage-of-index contracts and fixed-fee contracts, respectively. For a more complete discussion of natural gas purchase contracts, please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Hiland Partners’ Contracts—Hiland Partners’ Natural Gas Purchase Contracts.”

Markets for Sale of Natural Gas and NGLs.   Residue gas derived from Hiland Partners’ processing operations is sold at the tailgate of the Worland processing plant on the Williston Basin Intrastate Pipeline to intrastate markets. Hiland Partners sells the propane that is produced by its fractionation facility and the remaining NGL products to a subsidiary of Kinder Morgan Energy Partners, L.P. at the tailgate of the plant.

Hiland Partners’ primary purchasers of residue gas and NGLs on the Worland gathering system were Rainbow Gas Company, a subsidiary of Kinder Morgan Energy Partners, L.P. and Tenaska Marketing Ventures, which represented approximately 29%, 28% and 28%, respectively, of revenues from such sales on the Worland gathering system for the year ended December 31, 2006.

Badlands Gathering System and Air Compression and Water Injection Facilities

General.   The Badlands gathering system is located in southwestern North Dakota and consists of approximately 141 miles of natural gas gathering pipelines, ranging from two inches to eight inches in diameter, the Badlands processing plant, a natural gas treating facility, a fractionation facility, and five compressor stations. The total horsepower for the system was approximately 5,900 at the end of 2006. The gathering system has a capacity of approximately 5,000 Mcf/d and average throughput was approximately 2,489 Mcf/d for the year ended December 31, 2006.

Hiland Partners completed construction and commenced operation of the Badlands gathering system, including the Badlands processing plant, in 1997. The Badlands processing plant processes natural gas that flows through the Badlands gathering system to produce residue gas and NGLs. The natural gas gathered in this system is rich gas that must be processed in order to meet pipelines quality specifications. The plant has processing capacity of approximately 5,000 Mcf/d. During the year ended December 31, 2006, the facility processed approximately 2,489 Mcf/d of natural gas and produced approximately 270 Bbls/d of NGLs.

The Badlands gathering system includes a natural gas treating facility that uses a solid chemical to remove hydrogen sulfide from natural gas that is gathered into its system before the natural gas is introduced to transportation pipelines to ensure it meets pipeline quality specifications. The Badlands treating facility has throughput capacity of 7,100 Mcf/d.

The Badlands gathering system also includes a fractionation facility that separates NGLs into propane and a mixture of butane and gasoline. The fractionation facility has a capacity to fractionate approximately 600 Bbls/d of NGLs. For the year ended December 31, 2006, the facility fractionated an average of approximately 312 Bbls/d to produce approximately 95 Bbls/d of propane and approximately 114 Bbls/d of a mixture of butane and gasoline.

On February 1, 2006, Hiland Partners entered into a five-year definitive purchase agreement with a current producer to build additional compression facilities and to expand the existing gas gathering system into South Dakota. The gathering project was completed in the fourth quarter of 2006 at a cost of $3.1 million, which was funded using Hiland Partners’ existing bank credit facility.

On November 8, 2005, Hiland Partners entered into a new 15-year definitive gas purchase agreement with Continental Resources, Inc. under which it will gather, treat and process additional natural gas, which is produced as a by-product of Continental Resources, Inc.’s secondary oil recovery operations, in the areas specified by the contract. In order to fulfill its obligations under the agreement, Hiland Partners intends to expand its Badlands gas gathering system and processing plant located in Bowman County, North Dakota. This expansion project will include the construction of a 40,000 Mcf/d nitrogen rejection plant and the expansion of the existing Badlands field gathering infrastructure. The expansion project, targeted for completion in the second quarter of 2007, is expected to cost approximately $40.0 million, with an additional investment of $9.5 million planned during the second half of 2007 to expand the system. Hiland Partners is funding this project using its existing bank credit facility, and as of December 31, 2006, Hiland Partners has invested approximately $31.7 million.

Natural Gas Supply.   As of December 31, 2006, 106 wells were connected to the Badlands gathering system. These wells are located in the Williston Basin of southwestern North Dakota and northwestern South Dakota and generally have long lives with predictable and steady flow rates. The primary suppliers of natural gas to the Badlands gathering system are Continental Resources, Inc., Luff Exploration Company and Burlington Resources, which represented approximately 44%, 28% and 21%, respectively, of the Badlands gathering system’s natural gas supply for the year ended December 31, 2006.

The natural gas supplied to the Badlands gathering system is generally dedicated to Hiland Partners under individually negotiated long-term contracts. Hiland Partners’ new agreement with Continental Resources, Inc. has an initial term of 15 years. Under this agreement, Hiland Partners will receive 50% of the proceeds attributable to residue gas and natural gas liquids sales as well as certain fixed fees associated with gathering and treating the natural gas, including a $0.60 per Mcf fee for the first 36.0 Bcf of natural gas gathered. This agreement will replace the existing agreement with Continental Resources, Inc. in the area when the new plant becomes operational. Following the initial term of the contracts, they generally continue on a year to year basis unless terminated by one of the producers. For these other agreements, natural gas is purchased at the wellhead from the producers under percentage-of-index arrangements. For a more complete discussion of natural gas purchase contracts, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Hiland Partners’ Contracts—Hiland Partners’ Natural Gas Purchase Contracts.”

Air Compression and Water Injection Facilities.   Hiland Partners believes that its Badlands gathering system is strategically located in an area where secondary recovery operations may provide Hiland Partners with additional natural gas supplies. In order to enhance the production of natural gas that flows through the Badlands gathering system, Hiland Partners currently provides air compression and water injection services to Continental Resources, Inc. under long-term contracts at its Cedar Hills compression facility, its Horse Creek compression facility and its water injection plant, all of which are located in North Dakota in close proximity to the Badlands gathering system. For a description of these services, please read “—Compression Assets.”

Markets for Sale of Natural Gas and NGLs.   Residue gas derived from processing operations is sold at the tailgate of the Badlands processing plant to end users or on the Williston Basin Intrastate Pipeline located at the tailgate of the plant. Hiland Partners sells the propane that is produced by the fractionation facility and the remaining NGL products to SemStream, L.P. at the tailgate of the plant.

Hiland Partners’ primary purchasers of the residue gas, propane and NGLs from the Badlands gathering system were Continental Resources, Inc., SemStream, L.P., and a subsidiary of Kinder Morgan Energy Partners, L.P., which represented approximately 33%, 28% and 27%, respectively, of the revenues from such sales for the year ended December 31, 2006.

Matli Gathering System

General.   The Matli Gathering System is located in central Oklahoma and consists of approximately 52 miles of natural gas gathering pipelines, ranging from three inches to twelve inches in diameter, the Matli processing plant, and a natural gas treating facility and two gas compressor stations, all totaling approximately 6,950 horsepower. The gathering system has a capacity of approximately 25,000 Mcf/d, and average throughput was approximately 15,231 Mcf/d for the year ended December 31, 2006.

Hiland Partners commenced operation of the Matli gathering system in 1999. During the fourth quarter of 2006, Hiland Partners completed the construction of a 25,000 Mcf/d natural gas processing facility along its existing gas gathering system, which replaced its 10,000 Mcf/d processing facility it had constructed in 2003. The Matli processing plant processes natural gas on the Matli gathering system to produce residue gas and NGLs. The natural gas gathered in this system must be processed in order to meet pipeline quality specifications, but is relatively lean gas. The new plant has processing capacity of approximately 25,000 Mcf/d. During the year ended December 31, 2006, the facilities processed approximately 8,986 Mcf/d of natural gas and produced approximately 216 Bbls/d of NGLs. The $3.1 million investment in the new processing facility was funded from borrowings on Hiland Partners bank credit facility.

The Matli gathering system includes a natural gas treating facility that uses a liquid chemical to remove hydrogen sulfide from natural gas that is gathered into its system before the natural gas is introduced to transportation pipelines to ensure it meets pipeline quality specifications. The throughput capacity on the Matli treating facility is approximately 20,000 Mcf/d. During the year ended December 31, 2006, the facility treated approximately 8,686 Mcf/d of natural gas.

Natural Gas Supply.   As of December 31, 2006, 48 wells were connected to the Matli gathering system. These wells are located in the Anadarko Basin of central Oklahoma and generally have long lives with predictable and steady flow rates. The primary suppliers of natural gas to the Matli gathering system are Continental Resources, Inc. and Range Resources Corporation, which represented approximately 59% and 30%, respectively, of the Matli gathering system’s natural gas supply for the year ended December 31, 2006.

The Matli gathering system is located in an active drilling area. The natural gas supplied to the Matli gathering system is generally dedicated to Hiland Partners under individually negotiated long-term contracts. The initial term of such agreements is generally five years with two years remaining on most of the contracts. Following the initial term, these contracts generally continue on a year-to-year basis, unless terminated by one of the producers. Natural gas is purchased at the wellhead from the producers under fee-based contracts. For a more complete discussion of natural gas purchase contracts, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Hiland Partners’ Contracts—Hiland Partners’ Natural Gas Purchase Contracts.”

Markets for Sale of Natural Gas and NGLs.   Residue gas resulting from processing operations is sold at the tailgate of the plant on the Oklahoma Gas Transportation intrastate pipeline. As part of the $3.1 million expansion project mentioned above, Hiland Partners converted an existing natural gas pipeline into a NGL pipeline and now transports NGLs to the ONEOK Hydrocarbon Medford facility.

The primary purchasers of residue gas and NGLs on the Matli gathering system were OGE Energy Resources, Chevron Natural Gas and BP Energy, which represented approximately 41%, 18% and 26%, respectively, of the revenues from such sales for the year ended December 31, 2006.

Kinta Area Gathering Systems

General.   The Kinta Area gathering systems, which Hiland Partners acquired from Enogex on May 1, 2006, are located in eastern Oklahoma and consist of five separate natural gas gathering systems with 573 miles of natural gas gathering pipelines ranging from four inches to twelve inches in diameter, 26 gas compressor units and one electric compressor unit capable of an aggregate of 40,600 horsepower. The gathering system has a capacity of approximately 180,000 Mcf/d and average throughput was approximately 134,140 Mcf/d for the eight-month period from May 1, 2006 through December 31, 2006. Currently, the operations are limited to the gathering, dehydration and compression of the natural gas supplied to the Kinta Area gathering systems and the redelivery of the compressed natural gas for a fixed fee. However, an increasing portion of the natural gas supplied to the Kinta Area gathering systems has high carbon dioxide content, and consequently Hiland Partners has begun the installation of four amine-treating facilities on two of the five systems to remove excess carbon dioxide levels from the gas gathered by these gathering systems. Hiland Partners expects this expansion will be completed by the end of the first quarter 2007. Hiland Partners also intends to install additional compression facilities to expand the current capacity by approximately 3,000 Mcf/d on these gathering systems. Hiland Partners expects this expansion will also be completed by the end of the third quarter 2007.

Natural Gas Supply.   As of December 31, 2006, approximately 689 wells were connected to the Kinta Area gathering systems. These wells, which are located in the Arkoma Basin of eastern Oklahoma, primarily produce natural gas from the Atoka, Cromwell, Booch, Hartshorne, Spiro, Fanshaw and Red Oak formations. The associated natural gas produced from these wells flows through the Kinta Area gathering systems. The primary suppliers of natural gas to this gathering system are BP America Production Company, Chesapeake Energy Marketing, Inc. and Chevron North America Exploration and Production Co., which represented approximately 49%, 11% and 7%, respectively, of the Kinta Area gathering system’s natural gas supply for the period from May 1, 2006 through December 31, 2006.

The Kinta Area gathering systems are located in an active drilling area. Historically, Enogex has connected approximately 24 newly drilled wells to these systems on an annual basis. Hiland Partners believes that this high level of exploration and development activity in the area, including the Woodford shale play to the west of the existing system, will continue and that many of the producers drilling in the area will choose to use Hiland Partners’ midstream natural gas services due to the excess capacity in this system and limited competitive alternatives. The natural gas supplied to the Kinta Area gathering systems is generally dedicated under individually negotiated term contracts. The initial term of such agreements is generally three years.

Other Systems

In addition to the midstream assets described above, Hiland Partners owns two gathering systems located in Texas and Mississippi and a gathering pipeline system in Oklahoma. These assets do not provide Hiland Partners with material cash flows and consist of the following:

•       Driscoll Gathering System.   Hiland Partners’ Driscoll gathering system is located in south Texas and consists of approximately 4 miles of natural gas gathering pipeline and a compressor station.

•       Stovall Gathering System.   Hiland Partners’ Stovall gathering system is located in northern Mississippi and consists of approximately 9 miles of natural gas gathering pipeline and a compressor station.

•       Enid Pipeline System.   Hiland Partners’ Enid pipeline system is located in northern Oklahoma and consists of approximately 5 miles of pipeline.

Compression Assets

Hiland Partners completed construction of its Cedar Hills compression facility and acquired the Horse Creek compression facility in 2002. The Horse Creek compression facility is comprised of two units with an aggregate of approximately 5,300 horsepower. The Cedar Hills compression facility is comprised of ten units with an aggregate of approximately 40,000 horsepower. The water injection plant has three pumps with a total of 900 horsepower.

At the compression facilities, Hiland Partners compresses air to pressures in excess of 4,000 pounds per square inch. At Hiland Partners’ water injection plant, water is produced from source wells located near the water plant site. Produced water is run through a filter system to remove impurities and is then cooled prior to being pumped to pressures in excess of 2,000 pounds per square inch. The air and water are delivered at the tailgate of Hiland Partners’ facilities into pipelines owned by Continental Resources, Inc. and are ultimately utilized by Continental Resources, Inc. in its oil and gas secondary recovery operations. For a description of the services agreement entered into with Continental Resources, Inc. in connection with Hiland Partners’ initial public offering, please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Hiland Partners’ Contracts—Compression Services Agreement.”

Competition

The natural gas gathering, treating, processing and marketing industries are highly competitive. Hiland Partners faces strong competition in acquiring new natural gas supplies. Hiland Partners’ competitors include other natural gas gatherers that gather, process and market natural gas. Competition for natural gas supplies is primarily based on the reputation, efficiency, flexibility and reliability of the gatherer, the pricing arrangements offered by the gatherer and the location of the gatherer’s pipeline facilities—a competitive advantage for Hiland Partners because of its proximity to established and new production. Hiland Partners provides flexible services to natural gas producers, including natural gas gathering, compression, dehydrating, treating and processing. We believe that Hiland Partners’ ability to furnish these services gives it an advantage in competing for new supplies of natural gas because Hiland Partners can provide the services that producers, marketers and others require to connect their natural gas quickly and efficiently. In addition, using centralized treating and processing facilities, Hiland Partners can in most cases attract producers that require these services more quickly and at a lower initial capital cost due in part to the elimination of some field equipment. For natural gas that exceeds the maximum carbon dioxide and NGL specifications for interconnecting pipelines and downstream markets, we believe that Hiland Partners offers treating and other processing services on competitive terms. In addition, with respect to natural gas customers attached to Hiland Partners’ pipeline systems, Hiland Partners provides natural gas supplies on a flexible basis.

We believe that Hiland Partners’ producers prefer a midstream energy company with the flexibility to accept natural gas not meeting typical industry standard gas quality requirements. The primary difference between Hiland Partners and Hiland Partners’ competitors is that Hiland Partners provides an integrated and responsive package of midstream services, while most of Hiland Partners’ competitors typically offer only a few select services. We believe that offering an integrated package of services, while remaining flexible in the types of contractual arrangements that Hiland Partners offers producers, allows them to compete more effectively for new natural gas supplies.

Many of Hiland Partners competitors have capital resources and control supplies of natural gas greater than theirs. Hiland Partners primary competitors on the Eagle Chief gathering system are Anadarko Petroleum Corp., Mustang Fuel Corporation, and Duke Energy Field Services. Hiland Partners’ primary competitor on the Bakken gathering system and the Badlands gathering system is Bear Paw Energy, and on the Matli gathering system, it is Enogex, Inc. Hiland Partners’ primary competitor on the Kinta Area gathering systems is CenterPoint Energy Field Services. Hiland Partners does not have a major competitor on the Worland gathering system.

Regulation

Regulation by the FERC of Interstate Natural Gas Pipelines.   Hiland Partners does not own any interstate natural gas pipelines, so the Federal Energy Regulatory Commission, or the FERC, does not directly regulate any of Hiland Partners’ operations. However, the FERC’s regulation influences certain aspects of Hiland Partners’ business and the market for Hiland Partners’ products. In general, the FERC has authority over natural gas companies that provide natural gas pipeline transportation services in interstate commerce, and its authority to regulate those services includes:

•       the certification and construction of new facilities;

•       the extension or abandonment of services and facilities;

•       the maintenance of accounts and records;

•       the acquisition and disposition of facilities;

•       the initiation and discontinuation of services; and

•       various other matters.

In recent years, the FERC has pursued pro-competitive policies in its regulation of interstate natural gas pipelines. However, Hiland Partners cannot assure you that the FERC will continue this approach as it considers matters such as pipeline rates and rules and policies that may affect rights of access to natural gas transportation capacity.

Intrastate Regulation of Natural Gas Transportation Pipelines.   Hiland Partners does not own any pipelines that provide intrastate natural gas transportation, so state regulation of pipeline transportation does not directly affect its operations. As with FERC regulation described above, however, state regulation of pipeline transportation may influence certain aspects of Hiland Partners’ business and the market for Hiland Partners’ products.

Gathering Pipeline Regulation.   Section 1(b) of the Natural Gas Act of 1938, or the NGA exempts natural gas gathering from the jurisdiction of the FERC. Hiland Partners owns a number of intrastate natural gas pipelines that it believes would meet the traditional tests the FERC has used to establish a pipeline’s status as a gatherer not subject to the FERC jurisdiction, were it determined that those intrastate lines should be classified as interstate lines. However, the distinction between the FERC-regulated transmission services and federally unregulated gathering services is the subject of regular litigation, so, in such a circumstance, the classification and regulation of some of Hiland Partners’ gathering facilities may be subject to change based on future determinations by the FERC and the courts.

In the states in which Hiland Partners operates, regulation of intrastate gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirement and complaint-based rate regulation. For example, Hiland Partners is subject to state ratable take and common purchaser statutes. Ratable take statutes generally require gatherers to take, without undue discrimination, natural gas production that may be tendered to the gatherer for handling. In certain circumstances, such laws will apply even to gatherers like Hiland Partners that do not provide third party, fee-based gathering service and may require Hiland Partners to provide such third party service at a regulated rate. Similarly, common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer. These statutes are designed to prohibit discrimination in favor of one producer over another producer or one source of supply over another source of supply. These statutes have the effect of restricting Hiland Partners’ right as an owner of gathering facilities to decide with whom Hiland Partners contracts to purchase or transport natural gas.

Natural gas gathering may receive greater regulatory scrutiny at both the state and federal levels now that the FERC has taken a less stringent approach to regulation of the gathering activities of interstate pipeline transmission companies and a number of such companies have transferred gathering facilities to unregulated affiliates. Hiland Partners’ gathering operations could be adversely affected should they be subject in the future to the application of state or federal regulation of rates and services. Hiland Partners’ gathering operations also may be or become subject to safety and operational regulations relating to the design, installation, testing, construction, operation, replacement and management of gathering facilities. Additional rules and legislation pertaining to these matters are considered or adopted from time to time. Hiland Partners cannot predict what effect, if any, such changes might have on its operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.

Sales of Natural Gas.   The price at which Hiland Partners buys and sells natural gas currently is not subject to federal regulation and, for the most part, is not subject to state regulation. Hiland Partners’ sales of natural gas are affected by the availability, terms and cost of pipeline transportation. As noted above, the price and terms of access to pipeline transportation are subject to extensive federal and state regulation. The FERC is continually proposing and implementing new rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies that remain subject to the FERC’s jurisdiction. These initiatives also may affect the intrastate transportation of natural gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry, and these initiatives generally reflect more light-handed regulation. Hiland Partners cannot predict the ultimate impact of these regulatory changes to its natural gas marketing operations. Some of the FERC’s more recent proposals may adversely affect the availability and reliability of interruptible transportation service on interstate pipelines. Hiland Partners does not believe that it will be affected by any such FERC action materially differently than other natural gas marketers with whom Hiland Partners competes.

Environmental Matters

The operation of pipelines, plants and other facilities for gathering, compressing, dehydrating, treating, or processing of natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, Hiland Partners must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact Hiland Partners’ business activities in many ways, such as:

•       restricting the way Hiland Partners can handle or dispose of its wastes;

•       limiting or prohibiting construction activities in sensitive areas such as wetlands, coastal regions, or areas inhabited by endangered species;

•       requiring remedial action to mitigate pollution conditions caused by Hiland Partners’ operations, or attributable to former operations; and

•       enjoining the operations of facilities deemed in non-compliance with permits issued pursuant to such environmental laws and regulations.

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of substances or other waste products into the environment.

The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts Hiland Partners currently anticipates. Hiland Partners tries to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. Hiland Partners also actively participates in industry groups that help formulate recommendations for addressing existing or future regulations.

Hiland Partners does not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on its business, financial position or results of operations. In addition, Hiland Partners believes that the various environmental activities in which Hiland Partners is presently engaged are not expected to materially interrupt or diminish Hiland Partners’ operational ability to gather, compress, treat, fractionate and process natural gas. We cannot assure you, however, that future events, such as changes in existing laws, the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs. The following is a discussion of the material environmental and safety laws and regulations that can apply to Hiland Partners operations. Hiland Partners believes that it is in substantial compliance with these environmental laws and regulations.

Air Emissions.   Hiland Partners’ operations are subject to the federal Clean Air Act and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including processing and treatment plants, fractionation facilities and compressor stations, and also impose various monitoring and reporting requirements. Such laws and regulations may require Hiland Partners to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations, or utilize specific emission control technologies to limit emissions. Hiland Partners’ failure to comply with these requirements could subject Hiland Partners to monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions. Hiland Partners will be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. Hiland Partners believes, however, that its operations will not be materially adversely affected by such requirements, and the requirements are not expected to be any more burdensome to Hiland Partners than to other similarly situated companies.

Hazardous Waste.   Hiland Partners’ operations generate wastes, including some hazardous wastes that are subject to the federal Resource Conservation and Recovery Act, or RCRA and comparable state laws, which impose detailed requirements for the handling, storage, treatment and disposal of hazardous and solid waste. RCRA currently exempts many natural gas gathering and field processing wastes from classification as hazardous waste. Specifically, RCRA excludes from the definition of hazardous waste produced waters and other wastes associated with the exploration, development, or production of crude oil and natural gas. However, these oil and gas exploration and production wastes may still be regulated under state law or the less stringent solid waste requirements of RCRA. Moreover, ordinary industrial wastes such as paint wastes, waste solvents, laboratory wastes, and waste compressor oils may be regulated as hazardous waste. The transportation of natural gas in pipelines may also generate some hazardous wastes that are subject to RCRA or comparable state law requirements.

Site Remediation.   The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA, also known as “Superfund,” and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. Such classes of persons include the current and past owners or operators of sites where a hazardous substance was released, and companies that disposed or arranged for disposal of hazardous substances at offsite locations such as landfills. Although petroleum as well as natural gas is excluded from CERCLA’s definition of “hazardous substance,” in the course of Hiland Partners’ ordinary operations Hiland Partners will generate wastes that may fall within the definition of a “hazardous substance.” CERCLA authorizes the Environmental Protection Agency, or EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. Under CERCLA, Hiland Partners could be subject to joint and several liability for the costs of cleaning up and restoring sites where hazardous substances have been released, for damages to natural resources, and for the costs of certain health studies.

Water Discharges.   Hiland Partners’ operations are subject to the Federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act, and analogous state laws and regulations. These laws and regulations impose detailed requirements and strict controls regarding the discharge of pollutants into waters of the United States. The unpermitted discharge of pollutants, including discharges resulting from a spill or leak incident, is prohibited. The Clean Water Act and regulations implemented thereunder also prohibit discharges of dredged and fill material into wetlands and other waters of the United States unless authorized by an appropriately issued permit. Any unpermitted release of pollutants from pipelines or facilities could result in fines or penalties as well as significant remedial obligations.

Pipeline Safety.   Hiland Partners’ pipelines are subject to regulation by the U.S. Department of Transportation, or the DOT, under the Natural Gas Pipeline Safety Act of 1968, as amended, or the NGPSA, pursuant to which the DOT has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. The NGPSA covers the pipeline transportation of natural gas and other gases, and the transportation and storage of liquefied natural gas and requires any entity that owns or operates pipeline facilities to comply with the regulations under the NGPSA, to permit access to and allow copying of records and to make certain reports and provide information as required by the Secretary of Transportation. We believe the pipeline operations are in substantial compliance with applicable NGPSA requirements; however, due to the possibility of new or amended laws and regulations or reinterpretation of existing laws and regulations, future compliance with the NGPSA could result in increased costs that, at this time, cannot reasonably be quantified.

The DOT, through the Office of Pipeline Safety, adopted regulations to implement the Pipeline Safety Improvement Act, which requires pipeline operators to, among other things, develop integrity management programs for gas transmission pipelines that, in the event of a failure, could affect “high consequence areas.” “High consequence areas” are defined as areas with specified population densities, buildings containing populations of limited mobility, and areas where people gather that are located along the route of a pipeline. States in which we operate have adopted similar regulations applicable to intrastate gathering and transmission lines. Hiland Partners’ pipeline systems are largely excluded from these regulations and are not generally situated within areas that would be designated “high consequence.” Therefore, compliance with these regulations has not had a significant impact on operations.

Employee Health and Safety.   We are subject to the requirements of the Occupational Safety and Health Act, or OSHA, and comparable state laws that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens.

Hydrogen Sulfide.   Exposure to gas containing high levels of hydrogen sulfide, referred to as sour gas, is harmful to humans, and exposure can result in death. The gas handled at the Worland gathering system contains high levels of hydrogen sulfide, and we employ numerous safety precautions at the system to ensure the safety of the employees. There are various federal and state environmental and safety requirements for handling sour gas, and we are in compliance with all such requirements.

Title to Properties

Substantially all of Hiland Partners’ pipelines are constructed on rights-of-way granted by the apparent record owners of the property. Lands over which pipeline rights-of-way have been obtained may be subject to prior liens that have not been subordinated to the right-of-way grants. Hiland Partners has obtained, where necessary, license or permit agreements from public authorities and railroad companies to cross over or under, or to lay facilities in or along, waterways, county roads, municipal streets, railroad properties and state highways, as applicable. In some cases, property on which pipelines were built was purchased in fee.

Some leases, easements, rights-of-way, permits, licenses and franchise ordinances require the consent of the current landowner to transfer these rights, which in some instances is a governmental entity. We believe that we have obtained or will obtain sufficient third party consents, permits and authorizations for the transfer of the assets necessary for to operate the business in all material respects. With respect to any consents, permits or authorizations that have not been obtained, Hiland Partners believes that these consents, permits or authorizations will be obtained reasonably soon, or that the failure to obtain these consents, permits or authorizations will have no material adverse effect on the operation of the business.

We lease the majority of the surface land on which the gathering systems operate. With respect to the Eagle Chief gathering system, we lease the surface land on which the Eagle Chief processing plant, three of the four compressor stations, a produced water dumping station and the three pumping stations are located. With respect to the Bakken gathering system, we own the land on which the processing plant is located and the land on which the compressor stations are located. In the Worland gathering system, we lease the surface land on which the Worland processing plant and the compressor stations are located. With respect to the Badlands gathering system, we own the land on which the Badlands processing plant is located and we lease the land on which the four compressor sites are located. We lease the surface lands on which the Matli processing plant and compressor station are located and Hiland Partners leases the surface lands on which the Kinta Area compressors are located.

We believe that we have satisfactory title to all of our assets. Record title to some of our assets may continue to be held by our affiliates until we have made the appropriate filings in the jurisdictions in which such assets are located and obtained any consents and approvals that are not obtained prior to transfer. Title to property may be subject to encumbrances. We believe that none of these encumbrances will materially detract from the value of our properties or from our interest in these properties nor will they materially interfere with their use in the operation of our business.

We believe that we either own in fee or have leases, easements, rights-of-way or licenses and have obtained the necessary consents, permits and franchise ordinances to conduct our operations in all material respects.

Office Facilities

In addition to the pipelines and processing facility discussed above, we occupy approximately 7,037 square feet of space at our executive offices in Enid, Oklahoma, under a lease expiring on August 31, 2009. While we may require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future and that additional facilities will be available on commercially reasonable terms as needed.

Employees

Prior to September 25, 2006, all of Hiland Partners employees were employees of Hiland Partners GP, LLC, its general partner. On September 25, 2006, concurrent with our initial public offering, Hiland Partners GP Holdings, LLC, our general partner became the employer of all employees. As of December 31, 2006, Hiland Partners GP Holdings, LLC had 95 full-time employees who provide services to us and Hiland Partners. We are not a party to any collective bargaining agreements, and we have not had any significant labor disputes in the past. We believe we have good relations with our employees.

Address, Internet Web site and Availability of Public Filings

We maintain our principal corporate offices at 205 West Maple, Suite 1100 Enid, Oklahoma 73701. Our telephone number is (580) 242-6040. Our Internet address is www.hilandpartners.com. We make the following information available free of charge on our Internet Web site:

•       Annual Report on Form 10-K;

•       Quarterly Reports on Form 10-Q;

•       Current Reports on Form 8-K;

•       Amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934;

•       Charters for our Audit, Conflicts, and Compensation Committees;

•       Code of Business Conduct and Ethics; and

•       Code of Ethics for Chief Executive Officer and Senior Financial Officers

We make our SEC filings available on our Web site as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. The above information is available in print to anyone who requests it.

Item 1A.                Risk Factors

Limited partner interests are inherently different from capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. The following risks could materially and adversely affect our business, financial condition or results of operations. In that case, the amount of the distributions on our common units could be materially and adversely affected, the trading price of our common units could decline.

Risks Inherent in an Investment in Us

Our failure to replace Randy Moeder, our current Chief Executive Officer, with an individual with the required level of experience and expertise in a timely manner, could have an adverse impact on our operations and business strategy.

On March 14, 2007, we announced that Randy Moeder intends to resign as Chief Executive Officer and director of both our general partner and the general partner of Hiland Partners, LP to pursue other career opportunities. Mr. Moeder has agreed to remain in such positions for approximately six months. Mr. Moeder has served as the Chief Executive Officer of our general partner since Hiland Partners’ inception in October 2004 and has been involved with our predecessor businesses since April 1998. Harold Hamm, Chairman of the board of directors of our general partner, is heading up a committee to secure a replacement for Mr. Moeder. However, if we are unsuccessful in replacing Mr. Moeder with an individual with the required level of experience and expertise in a timely manner, our operations and business strategy could be materially and adversely affected.

Our only cash-generating assets are our 2% general partner interest, all of the incentive distribution rights and a 57.0% limited partner interest in Hiland Partners. Our cash flow and our ability to make distributions are therefore completely dependent upon the ability of Hiland Partners to make cash distributions to its partners, including us.

The amount of cash that Hiland Partners can distribute to its partners each quarter, including us, principally depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

•       the amount of natural gas gathered on Hiland Partners’ pipelines;

•       the throughput volumes at Hiland Partners’ processing, treating and fractionation plants;

•       the price of natural gas;

•       the relationship between natural gas and NGL prices;

•       the level of Hiland Partners’ operating costs;

•       the weather in Hiland Partners’ operating areas;

•       the level of competition from other midstream energy companies;

•       the fees Hiland Partners charges and the margins Hiland Partners realizes for its services; and

•       our continued success in our operation and management of Hiland Partners through our ownership of its general partner.

In addition, the actual amount of cash Hiland Partners will have available for distribution will depend on other factors, some of which are beyond its control, including:

•       the level of capital expenditures it makes;

•       the availability, if any, and cost of acquisitions;

•       debt service requirements;

•       fluctuations in working capital needs;

•       Hiland Partners’ ability to make working capital borrowings under its revolving credit agreement to make distributions;

•       prevailing economic conditions; and

•       the amount, if any, of cash reserves established by Hiland Partners’ general partner for the proper conduct of Hiland Partners’ business.

Because of these factors, Hiland Partners may not have sufficient available cash each quarter to pay its current declared quarterly distribution of $0.7125 per unit or any other amount. You should also be aware that the amount of cash that Hiland Partners has available for distribution depends primarily upon its cash flow, including cash flow from financial reserves and working capital borrowings, and is not solely a function of profitability, which will be affected by non-cash items. As a result, Hiland Partners may be able to make cash distributions during periods when Hiland Partners records losses and may not be able to make cash distributions during periods when Hiland Partners records net income, which could adversely effect our ability to pay distributions on our common units.

If we are presented with certain business opportunities, Hiland Partners will have the first right to pursue such opportunities.

We are party to a non-competition agreement with Hiland Partners and its general partner pursuant to which we and our general partner will not engage in (subject to certain exceptions), whether by acquisition, construction, investment in debt or equity interests of any person or otherwise, the business of gathering, treating, processing and transportation of natural gas in North America, the transportation and fractionation of NGLs in North America and constructing, buying or selling any assets related to the foregoing businesses other than through our interests in Hiland Partners. These non-competition obligations will not terminate unless we no longer control Hiland Partners. If an acquisition opportunity in respect of any of the above businesses is presented to us, then we must notify Hiland Partners of such opportunity and Hiland Partners will have the first right to acquire such assets. If we desire to construct assets related to the foregoing businesses, we must first offer to sell those assets to Hiland Partners at our actual construction costs. As a result, any expansion of our operations beyond our current ownership interests in Hiland Partners will require us to engage in activities falling outside the purview of the non-competition agreement and in which we may have little or no operational experience.

In the future, we may not have sufficient cash to pay our quarterly distribution or to increase distribution

Because our current exclusive source of operating cash flow consists of cash distributions from Hiland Partners, the amount of distributions we are able to make to our unitholders will fluctuate based on the level of distributions Hiland Partners makes to its partners, including us. We cannot assure you that Hiland Partners will continue to make quarterly distributions at its current level of $0.7125 per unit, or any other amount, or increase its quarterly distributions in the future. In addition, while we would expect to increase or decrease distributions to our unitholders if Hiland Partners increases or decreases distributions to us, the timing and amount of such changes in distributions, if any, will not necessarily be comparable to the timing and amount of any changes in distributions made by Hiland Partners to us. The reserves established by the board of directors of our general partner for our annual general and administrative expenses of being a public company, our other operating expenses, our debt service requirements, if any, and our future distributions may affect the distributions we make to our unitholders. Prior to making any distributions to our unitholders, we will reimburse our general partner and its affiliates for all direct and indirect expenses incurred by them on our behalf. Our general partner will determine the amount of these reimbursed expenses. The reimbursement of these expenses, in addition to the other factors listed above, could adversely affect the amount of distributions we make to our unitholders. We cannot guarantee that in the future we will be able to pay distributions or that any distributions Hiland Partners does pay to us will allow us to pay distributions at or above our most recent quarterly distribution of $0.2075 per unit.

A substantial portion of our partnership interests in Hiland Partners are subordinated to Hiland Partners’ common units, which would result in decreased distributions to us if Hiland Partners is unable to meet its minimum quarterly distribution.

We own, directly or indirectly, 5,381,471 units representing limited partner interests in Hiland Partners, of which approximately 75.8% are subordinated units and 24.2% are common units. During the subordination period, the subordinated units will not receive any distributions in a quarter until Hiland Partners has paid the minimum quarterly distribution of $0.45 per unit, plus any arrearages in the payment of the minimum quarterly distribution from prior quarters, on all of the outstanding Hiland Partners common units. Distributions on the subordinated units are therefore more uncertain than distributions on Hiland Partners’ common units. Furthermore, no distributions may be made on the incentive distribution rights until the minimum quarterly distribution has been paid on all outstanding Hiland Partners units. Therefore, distributions with respect to the incentive distribution rights are even more uncertain than distributions on the subordinated units. Neither the subordinated units nor the incentive distribution rights are entitled to any arrearages from prior quarters. Generally, the subordination period ends, and the subordinated units convert into common units of Hiland Partners, only after March 31, 2010 and only upon the satisfaction of certain financial tests.

Hiland Partners’ general partner, with our consent, may limit or modify the incentive distributions we are entitled to receive in order to facilitate Hiland Partners’ growth strategy. Our general partner’s board of directors can give this consent without a vote of our unitholders.

We indirectly own the incentive distribution rights in Hiland Partners that entitle us to receive increasing percentages, up to a maximum of 48%, of any cash distributed by Hiland Partners as certain target distribution levels are reached in excess of $0.495 per Hiland Partners unit in any quarter. A substantial portion of the cash flow we receive from Hiland Partners is provided by these incentive distribution rights. The board of directors of Hiland Partners’ general partner may reduce the level of the incentive distribution rights payable to us with our consent, which we may provide without the approval of our unitholders if our general partner determines that such reduction does not adversely affect our limited partners in any material respect. For example, the board of directors of Hiland Partners may elect to limit the incentive distribution we are entitled to receive with respect to a particular acquisition or unit issuance by Hiland Partners. This situation could arise if a potential acquisition might not be accretive to Hiland Partners’ unitholders if a significant portion of that acquisition’s cash flows would be paid as incentive distributions to us. By limiting the level of incentive distributions in connection with a particular acquisition or issuance of Hiland Partners’ units, the cash flows associated with such acquisition could be accretive to Hiland Partners’ unitholders as well as substantially beneficial to us. Prior to approving such a reduction, the board of directors of Hiland Partners’ general partner would be required to consider its fiduciary obligations to Hiland Partners’ common unitholders as well as to us. Our partnership agreement specifically permits our general partner to authorize the general partner of Hiland Partners to limit or modify the incentive distribution rights held by us if our general partner determines that such reduction does not adversely affect our limited partners in any material respect. These reductions may be permanent reductions in the incentive distribution rights or may be reductions with respect to cash flows from the potential acquisition. If distributions on the incentive distribution rights were reduced for the benefit of the Hiland Partners common units, the total amount of cash distributions we would receive from Hiland Partners, and therefore the amount of cash distributions we could pay to our unitholders, would be reduced.

A reduction in Hiland Partners’ distributions will disproportionately affect the amount of cash distributions to which we are currently entitled.

Our ownership of the incentive distribution rights in Hiland Partners entitles us to receive our pro rata share of specified percentages of total cash distributions made by Hiland Partners with respect to any particular quarter only in the event that Hiland Partners distributes more than $0.495 per Hiland Partners unit for such quarter. As a result, the holders of Hiland Partners’ common units have a priority over the holders of Hiland Partners’ incentive distribution rights to the extent of cash distributions by Hiland Partners up to and including $0.495 per unit for any quarter. Our incentive distribution rights entitle us to receive increasing percentages, up to 48%, of all cash distributed by Hiland Partners. The distribution of $0.7125 per limited partner unit declared by Hiland Partners for the quarter ended December 31, 2006 entitles us to receive 50% (including our current 2% general partner interest) in addition to cash distributed in respect of our 57.0% limited partner interest, of the incremental cash distribution from Hiland Partners in excess of its target distribution level of $0.675 per limited partner unit. This means, at the current distribution rate, that we are effectively entitled to 12.0% of all of the cash distributed by Hiland Partners in respect of our general partner interest and incentive distribution rights in addition to cash distributed in respect of our 57.0% limited partner interest. If Hiland Partners decreases the amount of its distribution from $0.7125 to $0.675 per common unit per quarter, we would no longer be entitled to receive 50% of any incremental cash distribution that Hiland Partners makes, and the effective percentage of total cash distributed to which we are entitled in respect of our general partner interest and incentive distribution rights in addition to cash distributed in respect of our limited partner interest will decrease to 8.1%. As a result, any such reduction in quarterly cash distributions from Hiland Partners would have the effect of disproportionately reducing the amount of all distributions that we receive from Hiland Partners based on our ownership interest in the incentive distribution rights in Hiland Partners.

Our ability to meet our financial needs may be adversely affected by our cash distribution policy and our lack of operational assets.

Our partnership agreement requires us to distribute all of our available cash quarterly. Our only cash generating assets are our direct and indirect ownership interests in Hiland Partners, and we currently have no independent operations separate from those of Hiland Partners. Moreover, as discussed above, a reduction in Hiland Partners’ distributions will disproportionately affect the amount of cash distributions we receive. Given that our cash distribution policy is to distribute available cash and not retain it and that our only cash generating assets are direct and indirect ownership interests in Hiland Partners, we may not have enough cash to meet our needs if any of the following events occur:

•       an increase in general and administrative expenses;

•       an increase in principal and interest payments on our outstanding debt; or

•       an increase in cash needs of Hiland Partners or its subsidiaries that reduces Hiland Partners distributions.

The occurrence of any of these events would reduce our available cash and adversely affect our ability to make cash distributions to our unitholders.

Our rate of growth may be reduced to the extent we purchase additional units from Hiland Partners, which will reduce the percentage of the cash we receive from the incentive distribution rights.

Our business strategy includes supporting the growth of Hiland Partners through the use of our capital resources, including purchasing Hiland Partners units or lending funds to Hiland Partners to provide funding for the acquisition of a business or an asset or for an internal growth project. To the extent we purchase common or subordinated units or securities not entitled to a current distribution from Hiland Partners, the rate of our distribution growth may be reduced, at least in the short term, as less of our cash distributions will come from our ownership of Hiland Partners incentive distribution rights, whose distributions increase at a faster rate than those of our other securities.

Our unitholders do not elect our general partner or vote on our general partner’s directors, and affiliates of our general partner own a sufficient number of our common units to allow them to block any attempt to remove our general partner.

Unlike the holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Our unitholders did not elect our general partner or the directors of our general partner and will have no right to elect our general partner or the directors of our general partner on an annual or other continuing basis in the future. Furthermore, if our unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. Our general partner cannot be removed except upon the vote of the holders of at least 66 2/3% of the outstanding units voting together as a single class. Affiliates of our general partner own 62.7% of our common units. This ownership level will enable our general partner and its affiliates to prevent our general partner’s involuntary removal. Our unitholders’ voting rights are further restricted by the provision in our partnership agreement stating that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of the general partner, cannot be voted on any matter. In addition, our partnership agreement contains provisions limiting the ability of our unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the ability of our unitholders to influence the manner or direction of our management. As a result of these provisions, the price at which our common units will trade may be lower because of the absence or reduction of a takeover premium in the trading price.

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

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, there is no restriction in our partnership agreement on the ability of Harold Hamm or the owners of our general partner to transfer their ownership interests in our general partner to a third party. The new owner of our general partner would then be in a position to replace the board of directors and officers of our general partner and the general partner of Hiland Partners and to control the decisions taken by the board of directors and officers.

Hiland Partners’ unitholders have the right to remove Hiland Partners’ general partner with the approval of 66 2/3% of all units, which would cause us to lose our general partner interest and incentive distribution rights in Hiland Partners and the ability to manage Hiland Partners.

We currently manage Hiland Partners through Hiland Partners GP our wholly-owned subsidiary. Hiland Partners’ partnership agreement, however, gives unitholders of Hiland Partners the right to remove the general partner of Hiland Partners upon the affirmative vote of holders of 66 2/3% of Hiland Partners’ outstanding units. If Hiland Partners GP, LLC were removed as general partner of Hiland Partners, it would receive cash or common units in exchange for its 2% general partner interest and the incentive distribution rights and would lose its ability to manage Hiland Partners. While the common units or cash we would receive are intended under the terms of Hiland Partners’ partnership agreement to fully compensate us in the event such an exchange is required, the value of these common units or investments we make with the cash over time may not be equivalent to the value of the general partner interest and the incentive distribution rights had we retained them.

Our ability to sell our partnership interests in Hiland Partners may be limited by securities law restrictions and liquidity constraints.

Substantially all of the 1,301,471 common units and 4,080,000 subordinated units of Hiland Partners that we own are unregistered, restricted securities within the meaning of Rule 144 under the Securities Act of 1933. Unless we exercise our registration rights with respect to these common units (including common units we receive upon conversion of the subordinated units), we are limited to selling into the market in any three-month period an amount of Hiland Partners common units that does not exceed the greater of 1% of the total number of common units outstanding or the average weekly reported trading volume of the common units for the four calendar weeks prior to the sale. Furthermore, there is no public market for Hiland Partners’ subordinated units and we do not expect one to develop. If we were required to sell subordinated units for any reason, we likely would receive a discount to the current market price of Hiland Partners’ common units, and that discount may be substantial. We face contractual limitations on our ability to sell our general partner interest and incentive distribution rights in Hiland Partners and the market for such interests is illiquid.

You may not have limited liability if a court finds that unitholder action constitutes control of our business.

As a limited partner in a partnership organized under Delaware law, you could be held liable for our obligations to the same extent as a general partner if a court determined that the right or the exercise of the right by our unitholders as a group to remove or replace our general partner, to approve some amendments to the partnership agreement or to take other action under our partnership agreement constituted participation in the ‘‘control’’ of our business. Our general partner generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to our general partner. Additionally, the limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in many jurisdictions. Under certain circumstances, our unitholders may have to repay amounts wrongfully distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, neither we nor Hiland Partners may make a distribution to our unitholders if the distribution would cause our or Hiland Partners’ respective liabilities to exceed the fair value of our respective assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the partnership for the distribution amount. Liabilities to partners on account of their partnership interest and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

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

If in the future we cease to manage and control Hiland Partners through our ownership of the general partner interest in Hiland Partners, we may be deemed to be an investment company under the Investment Company Act of 1940.

If we cease to manage and control Hiland Partners and are deemed to be an investment company under the Investment Company Act of 1940 because of our ownership interests in Hiland Partners, we would either have to register as an investment company under the Investment Company Act of 1940, obtain exemptive relief from the Commission or modify our organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us or our affiliates. The occurrence of all or some of these events would adversely affect the price of our common units.

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

The market price of our common units could be subject to significant fluctuations, and may decline below the initial public offering price. You may not be able to resell your common units at or above the initial public offering price. The following factors could affect our common unit price:

•       the amount of Hiland Partners’ distribution to its partners, including us;

•       Hiland Partners’ operating and financial performance and prospects;

•       quarterly variations in the rate of growth of Hiland Partners’ financial indicators, such as revenue, net income and cash flow;

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

•       actions by our unitholders;

•       announcements by Hiland Partners or its competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•       lack of liquidity, which may result in wide bid-ask spreads and limit the number of investors who are able to buy our common units;

•       fluctuations in Hiland Partners’ common unit price;

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

Before we can pay distributions to our unitholders, we must first pay or reserve funds for our expenses, including the costs of being a public company, which we expect to be approximately $725,000 per year, and other operating expenses. Furthermore, our general partner may, in good faith, establish cash reserves to provide for future debt service requirements, if any, and to afford us the ability to make future distributions during periods of limited cash flows. In addition, in the event that Hiland Partners issues additional common units, Hiland Partners GP, LLC, our wholly-owned subsidiary, has the right to make a capital contribution in order to maintain its 2% general partner interest in Hiland Partners. Our general partner may also reserve funds to enable Hiland Partners GP, LLC to make such a capital contribution. Our expenses and the reserves established by our general partner will reduce our cash available for distribution to you.

Hiland Partners may issue additional common units or other equity securities, which may increase the risk that Hiland Partners will not have sufficient available cash to maintain or increase its cash distribution level.

Hiland Partners has wide latitude to issue additional Hiland Partners common units on the terms and conditions established by Hiland Partners’ general partner. The payment of distributions on these additional Hiland Partners common units may increase the risk that Hiland Partners will be unable to maintain or increase its quarterly cash distribution per unit, which in turn may reduce the amount of incentive distributions we receive and the available cash that we have to distribute to our unitholders.

If Hiland Partners’ general partner is not fully reimbursed or indemnified for obligations and liabilities it incurs in managing the business and affairs of Hiland Partners, it may not be able to satisfy its obligations, and its cash flows will be reduced, which will in turn reduce distributions to you.

The general partner of Hiland Partners and its affiliates may make expenditures on behalf of Hiland Partners for which they will seek reimbursement from Hiland Partners. In addition, under Delaware partnership law, the general partner, in its capacity as the general partner of Hiland Partners, has unlimited liability for the obligations of Hiland Partners, such as its debts and environmental liabilities, except for those contractual obligations of Hiland Partners that are expressly made without recourse to the general partner. For example, Hiland Partners’ credit facility and certain of its gas purchase agreements do not contain such an express non-recourse contractual provision, and Hiland Partners may, from time to time, enter into other agreements that do not contain such provisions. To the extent Hiland Partners GP, LLC incurs obligations on behalf of Hiland Partners, it is entitled to be reimbursed or indemnified by Hiland Partners. If Hiland Partners does not reimburse or indemnify its general partner, Hiland Partners GP, LLC may be unable to satisfy these liabilities or obligations, which would reduce its cash flows, which will in turn reduce distributions to you.

Risks Inherent in Hiland Partners’ Business

Because we are substantially dependent on the distributions we receive from Hiland Partners, risks to Hiland Partners’ operations are also risks to us. We have set forth below risks to Hiland Partners’ business and operations, the occurrence of which could negatively impact its financial performance and decrease the amount of cash it is able to distribute to us.

A significant decrease in natural gas production in Hiland Partners’ areas of operation would reduce Hiland Partners’ ability to make distributions to its unitholders, including us.

Hiland Partners’ gathering systems are connected to natural gas reserves and wells from which the production will naturally decline over time, which means that cash flows associated with these wells will also decline over time. To maintain or increase throughput levels on its gathering systems and the utilization rate at its processing plants and its treatment and fractionation facilities, Hiland Partners must continually obtain new natural gas supplies. Hiland Partners’ ability to obtain additional sources of natural gas depends in part on the level of successful drilling activity near its gathering systems. Fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of new oil and natural gas reserves. Drilling activity generally decreases as oil and natural gas prices decrease. Natural gas prices have been high in recent years compared to historical periods. Hiland Partners has no control over the level of drilling activity in its areas of operations, the amount of reserves associated with the wells or the rate at which production from a well will decline. In addition, Hiland Partners has no control over producers or their production decisions, which are affected by, among other things, prevailing and projected energy prices, demand for hydrocarbons, the level of reserves, geological considerations, governmental regulations and the availability and cost of capital. Because Hiland Partners’ new sources of supply are often obtained from the associated gas that is produced in connection with oil drilling operations, declines in oil prices, even without a commensurate decline in prices for natural gas, can adversely affect its ability to obtain new gas supplies.

If Hiland Partners fails to obtain new sources of natural gas supply, its revenues and cash flow may be adversely affected, and its ability to make distributions to its unitholders, including us, may be reduced.

Hiland Partners faces competition in acquiring new natural gas supplies and may not be able to obtain additional contracts for natural gas supplies. Competition for natural gas supplies is primarily based on the location of pipeline facilities, pricing arrangements, reputation, efficiency, flexibility and reliability. Hiland Partners’ major competitors for natural gas supplies and markets include (1) Anadarko Petroleum Corp., Mustang Fuel Corporation and Duke Energy Field Services LLC at the Eagle Chief gathering system, (2) Enogex, Inc. at the Matli gathering system, (3) Bear Paw Energy, a subsidiary of ONEOK Partners, L.P., at the Badlands and Bakken gathering systems and (4) CenterPoint Energy Field Services at the Kinta Area gathering system. Many of Hiland Partners’ competitors have greater financial resources than Hiland Partners does, which may better enable them to pursue additional gathering and processing opportunities.

Hiland Partners depends on certain key producers for a significant portion of its supply of natural gas and the loss of any of these key producers could reduce Hiland Partners’ supply of natural gas and adversely affect its financial results.

For the year ended December 31, 2006, Continental Resources, Inc., Chesapeake Energy and Enerplus Resources (USA) Corporation supplied Hiland Partners with approximately 33%, 24% and 12% respectively, of its total natural gas volumes purchased. BP Energy and Chesapeake Energy supplied Hiland Partners with approximately 49% and 11% respectively, of its natural gas volumes gathered. Each of its natural gas gathering systems is dependent on one or more of these producers. To the extent that these producers reduce the volumes of natural gas that they supply as a result of competition or otherwise, we would be adversely affected unless we were able to acquire comparable supplies of natural gas on comparable terms from other producers, which may not be possible in areas where the producer that reduces its volumes is the primary producer in the area.

Hiland Partners generally does not obtain independent evaluations of natural gas reserves dedicated to it gathering systems; therefore, volumes of natural gas gathered on its gathering systems in the future could be less than anticipated.

Hiland Partners generally does not obtain independent evaluations of natural gas reserves connected to its gathering systems due to the unwillingness of producers to provide reserve information as well as the cost of such evaluations. Accordingly, Hiland Partners does not have estimates of total reserves dedicated to its systems or the anticipated life of such reserves. If the total reserves or estimated life of the reserves connected to Hiland Partners’ gathering systems is less than anticipated and Hiland Partners is unable to secure additional sources of natural gas, then the volumes of natural gas gathered on its gathering systems in the future could be less than anticipated. A decline in the volumes of natural gas gathered on its gathering systems would have an adverse effect on Hiland Partners’ results of operations, financial condition and ability to make distributions.

Hiland Partners is exposed to the credit risks of its key customers, and any material nonpayment or nonperformance by these key customers could reduce Hiland Partners’ ability to make distributions to its unitholders.

Hiland Partners is subject to risks of loss resulting from nonpayment or nonperformance by its customers. Any material nonpayment or nonperformance by its key customers could reduce Hiland Partners’ ability to make distributions to its unitholders. Furthermore, some of Hiland Partners’ customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to Hiland Partners.

Hiland Partners’ cash flow is affected by the volatility of natural gas and NGL product prices, which could adversely affect its ability to make distributions to its unitholders.

Hiland Partners is subject to significant risks due to frequent and often substantial fluctuations in commodity prices. In the past, the prices of natural gas and NGLs have been extremely volatile, and this volatility is expected to continue. The markets and prices for natural gas and NGLs depend upon factors beyond Hiland Partners’ control. These factors include demand for oil, natural gas and NGLs, which fluctuate with changes in market and economic conditions and other factors, including:

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

Hiland Partners operates under two types of contractual arrangements under which its midstream segment margin is exposed to increases and decreases in the price of natural gas and NGLs: percentage-of-proceeds and percentage-of-index arrangements. Under percentage-of-proceeds arrangements, Hiland Partners generally purchases natural gas from producers for an agreed percentage of proceeds or upon an index-related price, and then sells the resulting residue gas and NGLs or NGL products at index-related prices. Under percentage-of-index arrangements, Hiland Partners purchases natural gas from producers at a fixed percentage of the index price for the natural gas they produce and subsequently sells the residue gas and NGLs or NGL products at market prices. Under both of these types of contracts Hiland Partners’ revenues and total segment margin increase or decrease, whichever is applicable, as the price of natural gas and NGLs fluctuates.

Hiland Partners may not successfully balance its purchases of natural gas and its sales of residue gas and NGLs, which increases its exposure to commodity price risks.

Hiland Partners may not be successful in balancing its purchases and sales. In addition, a producer could fail to deliver promised volumes or deliver in excess of contracted volumes, or a purchaser could purchase less than contracted volumes. Any of these actions could cause Hiland Partners’ purchases and sales not to be balanced. If Hiland Partners’ purchases and sales are not balanced, it will face increased exposure to commodity price risks and could have increased volatility in operating income.

Hiland Partners’ construction of new assets or the expansion of existing assets may not result in revenue increases and is subject to regulatory, environmental, political, legal and economic risks, which could adversely affect results of operations and financial condition.

One of the ways Hiland Partners may grow its business is through the construction of new midstream assets or the expansion of existing systems such as the Badlands expansion project. The construction of additions or modifications to existing systems, and the construction of new midstream assets involve numerous regulatory, environmental, political and legal uncertainties beyond Hiland Partners’ control and require the expenditure of significant amounts of capital. If Hiland Partners undertakes these projects, they may not be completed on schedule at the budgeted cost, or at all. Moreover, revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if Hiland Partners expands a new pipeline, the construction may occur over an extended period of time, and Hiland Partners will not receive any material increases in revenues until the project is completed. Moreover, Hiland Partners may construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize. Since Hiland Partners is not engaged in the exploration for and development of oil and natural gas reserves, it often does not have access to estimates of potential reserves in an area prior to constructing facilities in such area. To the extent Hiland Partners relies on estimates of future production in its decision to construct additions to its systems, such estimates may prove to be inaccurate because there are numerous uncertainties inherent in estimating quantities of future production. As a result, new facilities may not be able to attract enough throughput to achieve expected investment return, which could adversely affect Hiland Partners’ results of operations, financial condition and ability to make distributions.

A change in the characterization of some of Hiland Partners’ assets by federal, state or local regulatory agencies or a change in policy by those agencies may result in increased regulation of Hiland Partners’ assets, which may cause its revenues to decline and operating expenses to increase.

As a natural gas gatherer and intrastate pipeline company, Hiland Partners generally is exempt from Federal Energy Regulatory Commission, or FERC, regulation under the Natural Gas Act of 1938, or NGA, but FERC regulation still affects Hiland Partners’ business and the market for its products. FERC’s policies and practices across the range of its natural gas regulatory activities, including, for example, its policies on open access transportation, ratemaking, capacity release, and market center promotion, indirectly affect intrastate markets. In recent years, FERC has pursued pro-competitive policies in its regulation of interstate natural gas pipelines. However, we cannot assure you that FERC will continue this approach as it considers matters such as pipeline rates and rules and policies that may affect rights of access to natural gas transportation capacity. In addition, the distinction between FERC-regulated transmission service and federally unregulated gathering services is the subject of regular litigation, so, in such a circumstance, the classification and regulation of some of Hiland Partners’ gathering facilities may be subject to change based on future determinations by the FERC and the courts. Other state and local regulations also affect Hiland Partners’ business. Hiland Partners’ gathering lines are subject to ratable take and common purchaser statutes in states in which it operates. Ratable take statutes generally require gatherers to take, without undue discrimination, natural gas production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer. These statutes restrict Hiland Partners’ right as an owner of gathering facilities to decide with whom it contracts to purchase or transport natural gas. Federal law leaves any economic regulation of natural gas gathering to the states. States in which Hiland Partners operates have adopted complaint based regulation of natural gas gathering activities, which allows natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to natural gas gathering access and rate discrimination. While Hiland Partners’ proprietary gathering lines currently are subject to limited state regulation, there is a risk that state laws will be changed, which may give producers a stronger basis to challenge proprietary status of a line, or the rates, terms and conditions of a gathering line providing transportation service.

Hiland Partners may incur significant costs and liabilities in the future resulting from a failure to comply with new or existing environmental regulations or an accidental release of hazardous substances into the environment.

Hiland Partners’ operations are subject to stringent and complex federal, state and local environmental laws and regulations. These include, for example, (i) the federal Clean Air Act and comparable state laws and regulations that impose obligations related to air emissions, (ii) the federal Resource Conservation and Recovery Act, or RCRA, and comparable state laws that impose requirements for the handling and disposal of waste from Hiland Partners’ facilities and (iii) the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, also known as ‘‘Superfund,’’ and comparable state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by Hiland Partners or locations to which it has sent waste for disposal. Failure to comply with these laws and regulations or newly adopted laws or regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations. Certain environmental statutes, including CERCLA and analogous state laws and regulations, impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other waste products into the environment. There is inherent risk of the incurrence of environmental costs and liabilities in Hiland Partners’ business due to its handling of natural gas and other petroleum products, air emissions related to its operations, and historical industry operations and waste disposal practices. For example, an accidental release from one of Hiland Partners’ pipelines or processing facilities could subject it to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage, and fines or penalties for related violations of environmental laws or regulations. Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase Hiland Partners’ compliance costs and the cost of any remediation that may become necessary. Hiland Partners may not be able to recover these costs from insurance.

If Hiland Partners does not make acquisitions on economically acceptable terms, its future growth will be limited.

Hiland Partners’ ability to grow depends on its ability to make acquisitions that result in an increase in the cash generated from operations per unit. If Hiland Partners is unable to make these accretive acquisitions either because it is: (1) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them, (2) unable to obtain financing for these acquisitions on economically acceptable terms, or (3) outbid by competitors, then Hiland Partners’ future growth and ability to increase distributions will be limited. Furthermore, even if Hiland Partners does make acquisitions that it believes will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations per unit and reduce our cash available to pay distributions. Any acquisition, including Hiland Partners’ recent acquisition of the Kinta Area gathering assets, involves potential risks, including, among other things:

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

If Hiland Partners consummates any future acquisitions, its capitalization and results of operations may change significantly, and you will not have the opportunity to evaluate the economic, financial and other relevant information that Hiland Partners will consider in determining the application of these funds and other resources. Hiland Partners’ acquisition strategy is based, in part, on its expectation of ongoing divestitures of midstream assets by large industry participants. A material decrease in such divestitures would limit Hiland Partners’ opportunities for future acquisitions and could adversely affect its operations and cash flows available for distribution to unitholders.

Hiland Partners’ ability to engage in construction projects and to make acquisitions will require access to a substantial amount of capital.

Hiland Partners’ ability to engage in construction projects or to make acquisitions is dependent on obtaining adequate sources of outside financing, including commercial borrowings and other debt and common unit issuances. While the initial funding of Hiland Partners’ acquisitions may consist of debt financing, Hiland Partners’ financial strategy is to finance acquisitions approximately equally with equity and debt, and Hiland Partners would expect to repay such debt with proceeds of equity issuances to achieve this relatively balanced financing ratio. If Hiland Partners is unable to finance its growth through external sources or is unable to achieve its targeted debt/equity ratios, or if the cost of such financing is higher than expected, Hiland Partners may be required to forgo certain construction projects or acquisition opportunities or such construction projects or acquisition opportunities may not result in expected increases in distributable cash flow. Accordingly, the inability of Hiland Partners to obtain adequate sources of financing on economically acceptable terms may limit Hiland Partners’ growth opportunities, which could have a negative impact on our cash available to pay distributions.

Cost reimbursements due to Hiland Partners’ general partner may be substantial and will reduce cash available for distribution to holders of Hiland Partners’ common units.

Prior to making any distribution on its common units, Hiland Partners will reimburse its general partner for expenses it incurs on Hiland Partners’ behalf. The reimbursement of expenses could adversely affect Hiland Partners’ ability to pay cash distributions to holders of its common units, including us. Hiland Partners’ general partner will determine the amount of these expenses. In addition, Hiland Partners’ general partner and its affiliates may perform other services for Hiland Partners for which Hiland Partners will be charged fees as determined by its general partner.

If Hiland Partners is unable to obtain new rights-of-way or the cost of renewing existing rights-of-way increases, then it may be unable to fully execute its growth strategy, its cash flows and ability to make distributions could be adversely affected.

The construction of additions to Hiland Partners’ existing gathering assets may require it to obtain new rights-of-way prior to constructing new pipelines. Hiland Partners may be unable to obtain such rights-of-way to connect new natural gas supplies to its existing gathering lines or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for Hiland Partners to obtain new rights-of-way or to renew existing rights-of-way. If the cost of obtaining new rights-of-way or renewing existing rights-of-way increases, then Hiland Partners’ cash flows and cash available for distribution could be adversely affected.

Hiland Partners’ business involves many hazards and operational risks, some of which may not be fully covered by insurance. If a significant accident or event occurs that is not fully insured, its operations and financial results could be adversely affected.

Hiland Partners’ operations are subject to the many hazards inherent in the gathering, treating, processing and fractionation of natural gas and NGLs, including:

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

These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of Hiland Partners’ related operations. A natural disaster or other hazard affecting the areas in which Hiland Partners operates could have a material adverse effect on its operations. Hiland Partners is not fully insured against all risks incident to its business. In accordance with typical industry practice, Hiland Partners does not have any property insurance on any of its underground pipeline systems that would cover damage to the pipelines. Hiland Partners is not insured against all environmental accidents that might occur, other than those considered to be sudden and accidental. In addition, Hiland Partners does not have business interruption insurance. If a significant accident or event occurs that is not fully insured, it could adversely affect Hiland Partners’ operations and financial condition.

Restrictions in Hiland Partners’ credit facility limits its ability to make distributions and may limit its ability to capitalize on acquisition and other business opportunities.

Hiland Partners’ credit facility contains various covenants limiting its ability to incur indebtedness, grant liens, engage in transactions with affiliates, make distributions to its unitholders and capitalize on acquisition or other business opportunities. It also contains covenants requiring Hiland Partners to maintain certain financial ratios and tests. Hiland Partners is prohibited from making any distribution to unitholders if such distribution would cause a default or an event of default under its credit facility. Any subsequent refinancing of Hiland Partners’ current indebtedness or any new indebtedness could have similar or greater restrictions. As of December 31, 2006, Hiland Partners’ total outstanding long-term indebtedness was approximately $147.1 million, all under its senior secured revolving credit facility. Payments of principal and interest on the indebtedness will reduce the cash available for distribution on Hiland Partners’ units.

Due to Hiland Partners’ lack of asset diversification, adverse developments in its midstream operations would reduce its ability to make distributions to its unitholders.

Hiland Partners relies exclusively on the revenues generated from its gathering, dehydration, treating, processing, fractionation and compression services businesses, and as a result, its financial condition depends upon prices of, and continued demand for, natural gas and NGLs. Due to Hiland Partners’ lack of diversification in asset type, an adverse development in one of these businesses would have a significantly greater impact on Hiland Partners’ financial condition and results of operations than if it maintained more diverse assets.

Increases in interest rates, which have recently been increasing from record lows, could adversely impact Hiland Partners’ unit price and its ability to issue additional equity, make acquisitions, reduce debt or finance internal growth projects.

If the overall economy strengthens, it is likely that monetary policy will tighten further, resulting in higher interest rates to counter possible inflation. Interest rates on future credit facilities and debt offerings could be higher than current levels, causing Hiland Partners’ financing costs to increase accordingly. As with other yield-oriented securities, Hiland Partners’ unit price is impacted by the level of its cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank related yield oriented securities for investment decision making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in Hiland Partners’ units, and a rising interest rate environment could have an adverse impact on Hiland Partners’ unit price and its ability to issue additional equity to make acquisitions, reduce debt or finance internal growth projects.

Hiland Partners’ hedging activities may have a material adverse effect on its earnings, profitability, cash flows, including its ability to make distributions, and financial condition.

Hiland Partners utilizes derivative financial instruments related to the future price of natural gas and the future price of NGLs with the intent of reducing volatility in its cash flows due to fluctuations in commodity prices. While Hiland Partners’ hedging activities are designed to reduce commodity price risk, Hiland Partners remains exposed to fluctuations in commodity prices to some extent. The extent of Hiland Partners’ commodity price exposure is related largely to the effectiveness and scope of its hedging activities. For example, the derivative instruments Hiland Partners utilizes are based on posted market prices, which may differ significantly from the actual natural gas prices or NGLs prices that Hiland Partners realizes in its operations. Furthermore, Hiland Partners’ hedges relate to only a portion of the volume of its expected sales and, as a result, Hiland Partners will continue to have direct commodity price exposure to the unhedged portion. Hiland Partners’ actual future sales may be significantly higher or lower than estimated at the time it entered into derivative transactions for such period. If the actual amount is higher than estimated, Hiland Partners will have greater commodity price exposure than intended. If the actual amount is lower than the amount that is subject to Hiland Partners’ derivative financial instruments, Hiland Partners might be forced to satisfy all or a portion of its derivative transactions without the benefit of the cash flow from its sale or purchase of the underlying physical commodity, resulting in a substantial diminution of liquidity. As a result of these factors, Hiland Partners’ hedging activities may not be as effective as intended in reducing the volatility of its cash flows, and in certain circumstances may actually increase the volatility of its cash flows, which could adversely affect its ability to make distributions to unitholders, including us. In addition, Hiland Partners’ hedging activities are subject to the risks that a counterparty may not perform its obligation under the applicable derivative instrument, the terms of the derivative instruments are imperfect, and Hiland Partners’ hedging procedures may not be properly followed. We cannot assure you that the steps Hiland Partners takes to monitor its derivative financial instruments will detect and prevent violations of its risk management policies and procedures, particularly if deception or other intentional misconduct is involved.

Terrorist attacks, and the threat of terrorist attacks, have resulted in increased costs to Hiland Partners’ business. Continued hostilities in the Middle East or other sustained military campaigns may adversely impact Hiland Partners’ results of operations.

The long-term impact of terrorist attacks, such as the attacks that occurred on September 11, 2001, and the threat of future terrorist attacks on the energy transportation industry in general, and on Hiland Partners in particular, is not known at this time. Increased security measures taken by Hiland Partners as a precaution against possible terrorist attacks have resulted in increased costs to its business. Uncertainty surrounding continued hostilities in the Middle East or other sustained military campaigns may affect Hiland Partners’ operations in unpredictable ways, including the disruption of markets for natural gas, NGLs and NGL products, and the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror. Changes in the insurance markets attributable to terrorist attacks may make certain types of insurance more difficult for Hiland Partners to obtain. Moreover, the insurance that may be available to Hiland Partners may be significantly more expensive than its existing insurance coverage. Instability in the financial markets as a result of terrorism or war could also affect Hiland Partners’ ability to raise capital.

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

The Contributing Parties directly or indirectly own a 62.7% limited partner interest in us. In addition, Harold Hamm controls our general partner. Conflicts of interest may arise between the Contributing Parties and their affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

•       Harold Hamm and his affiliates control Continental Resources, Inc.; neither our partnership agreement nor any other agreement requires Continental Resources, Inc. to pursue a business strategy that favors us;

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

Although we control and manage Hiland Partners through our ownership of its general partner, Hiland Partners’ general partner owes fiduciary duties to Hiland Partners and Hiland Partners’ unitholders, which may conflict with our interests.

Conflicts of interest exist and may arise in the future as a result of the relationships between us and our affiliates, including Hiland Partners’ general partner, on the one hand, and Hiland Partners and its limited partners, on the other hand. The directors and officers of Hiland Partners’ general partner have fiduciary duties to manage Hiland Partners in a manner beneficial to us, its owner. At the same time, Hiland Partners’ general partner has a fiduciary duty to manage Hiland Partners in a manner beneficial to Hiland Partners and its limited partners. The board of directors of Hiland Partners’ general partner will resolve any such conflict and has broad latitude to consider the interests of all parties to the conflict. The resolution of these conflicts may not always be in our best interest or that of our unitholders. For example, conflicts of interest may arise in the following situations:

•       the allocation of shared overhead expenses to Hiland Partners and us;

•       the terms and conditions of any contractual agreements between us and our affiliates, on the one hand, and Hiland Partners, on the other hand;

•       the interpretation and enforcement of contractual obligations between us and our affiliates, on the one hand, and Hiland Partners, on the other hand;

•       the determination of the amount of cash to be distributed to Hiland Partners’ unitholders and the amount of cash to be reserved for the future conduct of Hiland Partners’ business;

•       the decision whether Hiland Partners should make acquisitions and on what terms; and

•       the determination of whether Hiland Partners should use cash on hand, borrow or issue equity to raise cash to finance acquisitions or expansion capital projects, repay indebtedness, meet working capital needs, pay distributions to Hiland Partners’ unitholders or otherwise.

The fiduciary duties of our general partner’s officers and directors may conflict with those of Hiland Partners GP, LLC, Hiland Partners’ general partner.

Conflicts of interest may arise because of the relationships between Hiland Partners’ general partner, Hiland Partners and us. Our general partner’s directors and officers have fiduciary duties to manage our business in a manner beneficial to us, our unitholders and the owners of our general partner. Some of our general partner’s directors and all of its officers are also directors and officers of Hiland Partners’ general partner, and have fiduciary duties to manage the business of Hiland Partners in a manner beneficial to Hiland Partners and Hiland Partners’ unitholders. The resolution of these conflicts may not always be in our best interest or that of our unitholders.

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

Our partnership agreement provides that our general partner will be restricted from engaging in any business activities other than acting as our general partner and those activities incidental to its ownership of interests in us. While Harold Hamm and his affiliates, including Continental Resources, Inc., are prohibited through February 2010, subject to certain exceptions, from engaging in, whether by acquisition, construction, investment in debt or equity interests of any person or otherwise, the business of gathering, treating, processing and transportation of natural gas in North America, the transportation and fractionation of NGLs in North America, and constructing, buying or selling any assets related to the foregoing businesses, nothing prohibits Harold Hamm or his affiliates, including Continental Resources, Inc., from competing with us in other business opportunities. If Harold Hamm and his affiliates compete with us or Hiland Partners, our results of operations and cash available for distribution may be adversely affected.

Our ability to obtain debt financing will be affected by Hiland Partners’ and Hiland Holdings GP’s credit ratings.

If we decide to obtain our own credit rating, any future downgrading of Hiland Partners’ or Hiland Holdings GP’s credit rating would likely also result in a downgrading of our credit rating. Regardless of whether we have our own credit rating, a downgrading of Hiland Partners’ or Hiland Holdings GP’s credit rating could limit our ability to obtain financing in the future upon favorable terms, if at all.

All of our executive officers face conflicts in the allocation of their time to our business.

Our general partner shares officers and administrative personnel with Hiland Partners’ general partner to operate both our business and Hiland Partners’ business. Our general partner’s officers, who are also the officers of Hiland Partners’ general partner, will allocate the time they and our general partner’s other employees spend on our behalf and on behalf of Hiland Partners. These officers face conflicts regarding the allocation of their and our other employees’ time, which may adversely affect our or Hiland Partners’ results of operations, cash flows and financial condition. These allocations may not necessarily be the result of arm’s-length negotiations between Hiland Partners’ general partner and our general partner.

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

Tax Risks to Our Common Unitholders

If we or Hiland Partners were treated as a corporation for federal income tax purposes, or if we or Hiland Partners were to become subject to a material amount of entity level taxation for state tax purposes, then our cash available for distribution to you would be substantially reduced.

The value of our investment in Hiland Partners depends largely on Hiland Partners being treated as a partnership for federal income tax purposes, which requires that 90% or more of Hiland Partners’ gross income for every taxable year consist of qualifying income, as defined in Section 7704 of the Internal Revenue Code. Hiland Partners may not meet this requirement or current law may change so as to cause, in either event, Hiland Partners to be treated as a corporation for federal income tax purposes or otherwise subject to federal income tax. Moreover, the anticipated after-tax benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the Internal Revenue Services, or IRS, on this or any other matter affecting us.

If Hiland Partners were treated as a corporation for federal income tax purposes, it would pay federal income tax on its taxable income at the corporate tax rate, which is currently a maximum of 35%. Distributions to us would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to us. As a result, there would be a material reduction in our anticipated cash flow and distributions to you, likely causing a substantial reduction in the value of our units. If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate. Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced. Thus, treatment of us as a corporation would result in a material reduction in our anticipated cash flow, likely causing a substantial reduction in the value of our units.

Current law may change, causing us or Hiland Partners to be treated as a corporation for federal income tax purposes or otherwise subjecting us or Hiland Partners to entity level taxation. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. In 2008, Hiland Partners must begin paying a new annual entity level tax imposed by the State of Texas on a portion of its prior year revenue. Imposition of such a tax on us or Hiland Partners by Texas, or any other state, will reduce our cash available for distribution to you. Hiland Partners’ partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects Hiland Partners to taxation as a corporation or otherwise subjects Hiland Partners to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts will be adjusted to reflect the impact of that law on Hiland Partners. Likewise, our cash distributions will be reduced if we or Hiland Partners are subjected to any form of an entity-level taxation.

If the IRS contests the federal income tax positions we or Hiland Partners take, the market for our common units or Hiland Partners’ limited partner units may be adversely impacted, and the costs of any contest will reduce cash available for distribution to our unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter that affects us. Moreover, Hiland Partners has not requested any ruling from the IRS with respect to its treatment as a partnership for federal income tax purposes or any other matter that affects it. The IRS may adopt positions that differ from the positions we or Hiland Partners take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we or Hiland Partners take. A court may disagree with some or all of the positions we or Hiland Partners take. Any contest with the IRS may materially and adversely impact the market for our common units or Hiland Partners units and the price at which they trade. In addition, the cost of any contest between Hiland Partners and the IRS will result in a reduction in cash available for distribution to Hiland Partners unitholders and thus indirectly by us, as a unitholder and as the owner of the general partner of Hiland Partners. Moreover, the costs of any contest between us and the IRS will result in a reduction in cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders.

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

If you sell your common units, you will recognize a gain or loss equal to the difference between the amount realized and your tax basis in those common units. Because distributions in excess of your allocable share of our net taxable income decrease your tax basis in your common units, the amount, if any, of such prior excess distributions with respect to the common units you sell will, in effect, become taxable income to you if you sell such common units at a price greater than your tax basis in those common units, even if the price you receive is less than your original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes your share of our nonrecourse liabilities, if you sell your units, you may incur a tax liability in excess of the amount of cash you receive from the sale.

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

The sale or exchange of 50% or more of our capital and profits interests, or the capital and profits interests in Hiland Partners during any twelve-month period will result in the termination of our partnership or Hiland Partners for federal income tax purposes.

We will be considered to have terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Likewise, Hiland Partners will be considered to have terminated its partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in Hiland Partners’ capital and profits within a twelve-month period. A termination would, among other things, result in the closing of our taxable year or the taxable year for Hiland Partners for all unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income or Hiland Partners’ taxable income for the year in which the termination occurs. Thus, if this occurs you will be allocated an increased amount of federal taxable income for the year in which we are considered to be terminated as a percentage of the cash distributed to you with respect to that period. Although the amount of increase cannot be estimated because it depends upon numerous factors including the timing of the termination, the amount could be material. Our termination, or the termination of Hiland Partners, currently would not affect our classification, or the classification of Hiland Partners, as a partnership for federal income tax purposes, but instead, we or Hiland Partners would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new elections and could be subject to penalties if we are unable to determine that a termination occurred.

You will likely be subject to state and local taxes and return filing requirements in states where you do not live as a result of investing in our common units.

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we or Hiland Partners conduct business or own property now or in the future, even if our unitholders do not reside in any of those jurisdictions. Our unitholders likely will be required to file state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. It is the responsibility of each unitholder to file all United States federal, state and local tax returns that may be required of such unitholder. Our counsel has not rendered an opinion on the state or local tax consequences of an investment in our common units.

Item 1B.               Unresolved Staff Comments

None.

Item 3.                        Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceedings. In addition, we are not aware of any legal or governmental proceedings against us, or contemplated to be brought against us, under the various environmental protection statutes to which we are subject. We maintain insurance policies with insurers in amounts and with coverage and deductibles as our general partner believes are reasonable and prudent. However, we cannot assure you that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.                        Market for Registrant’s Common Units and Related Unitholder Matters and Issuer Purchases of Equity Securities

Our limited partner common units began trading on the Nasdaq National Market under the symbol “HPGP” commencing with our initial public offering on September 20, 2006 at an initial public offering price of $18.50 per common unit. As of March 5, 2007, the market price for the common units was $28.54 per unit and there were approximately 3,100 common unitholders, including beneficial owners of common units held in street name. Common units and Class B units represent limited partner interests in the Partnership that entitle the holders to the rights and privileges specified in the Partnership Agreement.

We intend to consider cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors. Our ability to distribute available cash is contractually restricted by the terms of our credit facility. Our credit facility contains covenants requiring us to maintain certain financial ratios. We are prohibited from making any distributions to unitholders if the distribution would cause an event of default, or an event of default exists, under our credit facility. Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Description of Indebtedness—Credit Facility.”

The following table shows the high and low prices per common unit, as reported by the NASDAQ National Market, for the periods indicated.

	Common Unit Price Range		Cash Distribution
	High	Low	Paid Per Unit
Quarter Ended December 31, 2006	$29.47	$20.03	$0.2075
Period Ended September 30, 2006(1)	$20.40	$18.75	$0.0132

(1)          The high and low price range and the cash distribution paid per unit for the period ended September 30, 2006 represents the period from September 25, 2006 (the IPO date) to September 30, 2006. The cash distribution paid per unit is reflected as the pro rata portion of the $0.2025 quarterly distribution per unit declared.

Common Units.   As of December 31, 2006, we had 21,600,000 common units outstanding, of which 8,050,000 were held by the public and 13,550,000 were held by our officers and directors. Our common units are registered under the Securities Exchange Act of 1934, as amended and are listed for trading on the NASDAQ. Each holder of a common unit is entitled to one vote per unit on all matters presented to the limited partners for a vote. The common units are entitled to distributions of Available Cash as described below under “Cash Distribution Policy.” The common units represent limited partner interests in the Partnership. The holders of the units are entitled to participate in partnership distributions and exercise the rights and privileges available to limited partners under the partnership agreement of the Partnership. Partnership income or loss is allocated to limited partners in accordance with their percentage interest.

Class B Units.   As of December 31, 2006, we had 116,025 Class B units outstanding, all of which are held by Randy Moeder and Ken Maples (see Item 11—“Executive Compensation”). The Class B units were issued in conjunction with the September 25, 2006 closing of the IPO. Each Class B unit represents a limited partner interest in the Partnership and is convertible into a common unit on a one-for-one basis at the election of the holder upon vesting. The Class B common units have substantially identical rights as the common units. The Class B common units vest in equal increments on February 15, 2007 and February 15, 2008. Any unvested Class B common units become fully vested upon the disability, death or termination other than for cause of the holder or a change of control of our general partner. If either Mr. Moeder or

Mr. Maples ceases to be an officer or employee of our general partner for any other reason, his unvested Class B common units will be forfeited and transferred to the Contributing Parties on a pro rata basis based on their vested ownership of Hiland Partners GP, LLC immediately prior to the contribution of those interests to us in connection with our formation. Unless the context otherwise requires, all references to our “common units” refer collectively to our common units and our Class B common units, each representing limited partner interests in us.

Our Cash Distribution Policy.

Within 50 days after the end of each quarter, we will distribute all of our available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date. The amount of available cash generally is all cash on hand at the date of the determination of available cash with respect to such quarter: less the amount of cash reserves established by our general partner to provide for the proper conduct of our business; comply with applicable law, any of our debt instruments, or other agreements; or provide funds for distributions to our unitholders for any one or more of the next four quarters.

Cash received for available distributions to the limited partners is derived from distributions on common units and general partner units, including incentive distributions, of Hiland Partners. There are no minimum or guaranteed partnership distributions. Partnership distributions are allocated to limited partners in accordance with their percentage interest. Our general partner has no right to receive distributions in respect of its general partner interest, and accordingly does not participate in allocations of income or loss or distributions.

Our distributions will not be cumulative. Consequently, if we do not pay distributions on our common units with respect to any fiscal quarter at the anticipated initial quarterly distribution rate, our unitholders will not be entitled to receive such payments in the future. We will pay our distributions within 50 days after the end of each quarter ending March, June, September and December to holders of record. If the distribution date does not fall on a business day, we will make the distribution on the business day immediately preceding the indicated distribution date.

The equity compensation plan information required by Item 201(d) of Regulation S-K in response to this item is incorporated by reference into “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters,” of this annual report on Form 10-K.

Hiland Partners’ Cash Distribution Policy

Hiland Partners’ limited partner common units began trading on the Nasdaq National Market under the symbol “HLND” commencing with its initial public offering on February 10, 2005 at an initial public offering price of $22.50 per common unit. As of March 5, 2007, the market price for the common units was $53.02 per unit and there were approximately 3,900 common unitholders, including beneficial owners of common units held in street name and one record holder of our subordinated units. There is no established public trading market for our subordinated units. Hiland Partners intend to consider cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors. Hiland Partners ability to distribute available cash is contractually restricted by the terms of its credit facility. Hiland Partners credit facility contains covenants requiring them to maintain certain financial ratios. Hiland Partners is prohibited from making any distributions to unitholders if the distribution would cause an event of default, or an event of default exists, under its credit facility. Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Description of Indebtedness—Credit Facility.”

The following table shows the high and low prices per common unit for Hiland Partners, as reported by the NASDAQ National Market, for the periods indicated. Cash distributions shown were paid within 45 days after the end of each quarter.

	Common Unit Price Range		Cash Distribution
	High	Low	Paid Per Unit(a)
Year Ended December 31, 2006
Quarter Ended December 31	$56.86	$44.00	$0.7125
Quarter Ended September 30	$47.33	$42.00	$0.7000
Quarter Ended June 30	$46.58	$41.21	$0.6750
Quarter Ended March 31	$43.95	$36.84	$0.6500
Year Ended December 31, 2005
Quarter Ended December 31	$46.47	$34.50	$0.6250
Quarter Ended September 30	$46.22	$34.58	$0.5125
Quarter Ended June 30	$37.32	$31.17	$0.4625
Quarter Ended March 31(b)	$35.00	$27.50	$0.2250 (b)

(a)           For each quarter, an identical per unit cash distribution was paid on all outstanding subordinated units

(b)          Reflects the pro rata portion of the $0.45 minimum quarterly distribution per unit, representing the period from the February closing of our initial public offering through March 31, 2005.

Within 45 days after the end of each quarter, Hiland Partners will distribute all of its available cash (as defined in its partnership agreement) to unitholders of record on the applicable record date. The amount of available cash generally is all cash on hand at the end of the quarter plus all cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made after the end of the quarter less the amount of cash reserves established by Hiland Partners GP, LLC, its general partner to provide for the proper conduct of its business, to comply with applicable law, any debt instrument or other agreement or to provide funds for distributions to unitholders and its general partner in respect of any one or more of the next four quarters. Working capital borrowings are generally borrowings that are made under the working capital portion of Hiland Partners’ credit facility and in all cases are used solely for working capital purposes or to pay distributions to partners.

Upon the closing of Hiland Partners’ initial public offering, affiliates of Harold Hamm, the Hamm Trusts and an affiliate of Randy Moeder, our Chief Executive Officer, received an aggregate of 4,080,000 subordinated units. During the subordination period, the common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.45 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. The purpose of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on the common units. The subordination period will extend until the first day of any quarter beginning after March 31, 2010 that each of the following tests are met: distributions of available cash from operating surplus on each of the outstanding common units and subordinated units equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date; the “adjusted operating surplus” (as defined in its partnership agreement) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units during those periods on a fully diluted basis and the related distribution on the 2% general partner  interest during those periods; and there are no arrearages in payment of the minimum quarterly distribution on the common units. If the unitholders remove the general partner without cause, the subordination period may end before March 31, 2010.

In addition, if the tests for ending the subordination period are satisfied for any three consecutive four-quarter periods ending on or after March 31, 2008, 25% of the subordinated units will convert into an equal number of common units. Similarly, if those tests are also satisfied for any three consecutive four-quarter periods ending on or after March 31, 2009, an additional 25% of the subordinated units will convert into an equal number of common units. The second early conversion of subordinated units may not occur, however, until at least one year following the end of the period for the first early conversion of subordinated units.

Hiland Partners will make distributions of available cash from operating surplus for any quarter during any subordination period in the following manner: first, 98% to the common unitholders, pro rata, and 2% to Hiland Partners GP, LLC, its general partner until Hiland Partners distributes for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter; second, 98% to the common unitholders, pro rata, and 2% to Hiland Partners GP, LLC, its general partner, until Hiland Partners distributes for each outstanding common unit an amount equal to any arrearages in payment of the minimum quarterly distribution on the common units for any prior quarters during the subordination period; third, 98% to the subordinated unitholders, pro rata, and 2% to Hiland Partners GP, LLC, its general partner, until Hiland Partners distributes for each subordinated unit an amount equal to the minimum quarterly distribution for that quarter; and thereafter, cash in excess of the minimum quarterly distributions is distributed to the unitholders and its general partner based on the percentages below.

Since we own Hiland Partners GP, LLC, Hiland Partners’ general partner we are entitled to incentive distributions if the amount Hiland Partners distributes with respect to any quarter exceeds specified target levels as shown below:

		Marginal Percentage
	Total Quarterly Distribution	Interest in Distributions
	Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.45	98%	2%
First Target Distribution	Up to $0.495	98%	2%
Second Target Distribution	Above $0.495 up to $0.5625	85%	15%
Third Target Distribution	Above $0.5625 up to $0.675	75%	25%
Thereafter	Above $0.675	50%	50%

Issuer Purchases of Equity Securities

We did not repurchase any of our common units during the fourth quarter of fiscal 2006.

Item 6.                        Selected Historical Financial and Operating Data

We were formed in May, 2006 and therefore do not have any historical financial statements prior to that date. Since we own Hiland Partners GP, LLC, the general partner of Hiland Partners, the historical financial data presented below is of Hiland Partners GP, LLC on a consolidated basis, including Hiland Partners, and the predecessor of Hiland Partners GP, LLC. Our historical financial data for periods prior to February 15, 2005 is the historical financial data of Continental Gas, Inc. and Hiland Partners GP, LLC (Hiland Partners’ predecessors). The selected historical financial data for the years ended December 31, 2003, 2004 and 2005 are derived from the audited financial statements of Continental Gas, Inc.

The following table includes the non-GAAP financial measure of total segment margin, which consists of midstream segment margin and compression segment margin. We define midstream segment margin as midstream revenue less midstream purchases. Midstream purchases include the following costs and expenses: cost of natural gas and NGLs purchased by Hiland Partners from third parties, cost of natural gas and NGLs purchased by Hiland Partners from affiliates, and cost of crude oil purchased by Hiland Partners from third parties. We define compression segment margin as the revenues derived from Hiland Partners’ compression segment. For a reconciliation of this non-GAAP financial measures to its most directly comparable financial measures calculated and presented in accordance with GAAP, please read “Non-GAAP Financial Measures.”

Maintenance capital expenditures represent capital expenditures made to replace partially or fully depreciated assets to maintain the existing operating capacity of Hiland Partners’ assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. Expansion capital expenditures represent capital expenditures made to expand or increase the efficiency of the existing operating capacity of Hiland Partners’ assets. Expansion capital expenditures include expenditures that facilitate an increase in volumes within Hiland Partners’ operations, whether through construction or acquisition. Expenditures that reduce Hiland Partners’ operating costs will be considered expansion capital expenditures only if the reduction in operating expenses exceeds cost reductions typically resulting from routine maintenance. Hiland Partners treats costs that (i) are incurred for the repair and minor renewal of facilities to maintain the facilities in operating condition and that (ii) do not extend the useful life of existing assets, as operations and maintenance expenses as they are incurred.

The following table sets forth our selected historical financial data, which has been derived from our audited historical financial statements. The table should also be read together with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

		Predecessor
	Hiland	Hiland
	Holding	Partners
	GP, LP	GP, LLC	Continental Gas, Inc
	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per unit and operating data)
Summary of Operations Data:
Total revenues	$219,686	$166,601	$98,296	$76,018	$35,228
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	156,193	133,089	82,532	67,002	27,935
Operations and maintenance	16,071	7,359	4,933	3,714	3,509
Property impairment	—	—	—	1,535	—
Depreciation, amortization and accretion	22,863	11,112	4,127	3,304	2,370
(Gain) loss on assets sales	—	—	(19)	34	(12)
Bad debt expense	—	—	—	—	295
General and administrative expenses	5,299	2,542	1,082	770	730
Total operating costs and expenses	200,426	154,102	92,655	76,359	34,827
Operating income (loss)	19,260	12,499	5,641	(341)	401
Other income (expense), net:
Interest and other income	323	192	40	10	72
Amortization of deferred loan costs	(513)	(484)	(102)	(24)	—
Interest expense	(6,543)	(1,942)	(702)	(473)	(185)
Total other income (expense), net:	(6,733)	(2,234)	(764)	(487)	(113)
Income (loss) before minority interest	12,527	10,265	4,877	(828)	288
Affiliate minority interest in Hiland Partners	(6,494)	(5,993)	—	—	—
Non-affiliate minority interest in Hiland Partners	(3,670)	(3,387)	—	—	—
Income (loss) from continuing operations	2,363	885	4,877	(828)	288
Discontinued operations, net	—	—	35	246	199
Income (loss) before change in accounting principle	2,363	885	4,912	(582)	487
Cumulative effect of change in accounting principle	—	—	—	1,554	—
Net income from continuing operations	2,363	$885	$4,912	$972	$487
Less loss attributable to predecessor	(407)
Net income	$1,956
Net income per limited partner unit-basic(1)	$0.09
Net income per limited partner unit-diluted(1)	$0.09
Cash distributions per limited partner unit(2)	$0.2207
Balance Sheet Data (at year end):
Property and equipment, at cost, net	$257,003	$120,715	$37,075	$38,425	$23,722
Total assets	355,198	194,085	49,175	47,840	28,058
Accounts payable—affiliates	4,412	5,819	2,998	2,814	2,150
Long-term debt, net of current maturities	147,318	33,784	12,643	14,571	3,491
Net equity	41,157	2,791	24,510	21,739	20,767

Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	$38,476	$8,159	$7,957	$4,464	$4,809
Investing activities	(158,426)	(74,888)	(5,290)	(17,286)	(5,645)
Financing activities	124,201	72,830	(2,946)	13,212	516
Other Financial Data:
Midstream segment margin	$58,674	$29,295	$15,764	$9,016	$7,293
Compression segment margin	4,819	4,217	—	—	—
Total segment margin	$63,493	$33,512	$15,764	$9,016	$7,293
Maintenance capital expenditures	$3,434	$2,225	$1,693	$1,769	$1,826
Expansion capital expenditures	155,103	72,723	3,474	14,900	3,244
Discontinued operations	—	—	159	745	690
Total capital expenditures	$158,537	$74,948	$5,326	$17,414	$5,760
Hiland Partners’ operating data:
Natural gas sales (MMBtu/d)	66,947	47,096	40,560	37,701	26,599
NGL sales (Bbls/d)	3,347	1,965	1,133	895	950
Natural gas gathered for fee (MMBtu/d)(3)	85,540	—	—	—	—

(1)          Net income per unit is not applicable for periods prior to our initial public offering.

(2)          Includes our cash of $0.2075 per unit paid on February 19, 2007 for 2006.

(3)          Natural gas gathered for fee (MMBtu/d) represents natural gas volumes gathered associated with the Kinta Area gathering assets Hiland Partners acquired on May 1, 2006, in which Hiland Partners does not take title to the gas.

The following table presents a reconciliation of the non-GAAP financial measures of total segment margin (which consists of the sum of midstream segment margin and compression segment margin) to operating income on a historical basis for each of the periods indicated.

		_Predecessor
	Hiland	Hiland
	Holding	Partners
	GP, LP	GP, LLC	Continental Gas, Inc
	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Reconciliation of Total Segment Margin to Operating Income (Loss):
Operating income (loss)	$19,260	$12,499	$5,641	$(341)	$401
Add:
Operations and maintenance expenses	16,071	7,359	4,933	3,714	3,509
Depreciation, amortization and accretion	22,863	11,112	4,127	3,304	2,370
Property impairment expense	—	—	—	1,535	—
(Gain) loss on asset sales	—	—	(19)	34	(12)
Bad debt expense	—	—	—	—	295
General and administrative expenses	5,299	2,542	1,082	770	730
Total segment margin	$63,493	$33,512	$15,764	$9,016	$7,293

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our Consolidated Financial Statements and notes thereto included elsewhere in this report.

Overview

We are a Delaware limited partnership formed in May 2006 to own Hiland Partners GP, LLC, the general partner of Hiland Partners, and certain other common and subordinated units in Hiland Partners

We reflect our ownership interest in Hiland Partners on a consolidated basis, which means that our financial results are combined with Hiland Partners’ financial results. The non-controlling limited partner interest in Hiland Partners is reflected as an expense in our results of operations and as a liability on our consolidated balance sheet.

Hiland Partners GP, LLC’s results of operations, are reported beginning February 15, 2005 through September 25, 2006 and principally reflect the results of operations of Hiland Partners and are adjusted for non-controlling partners’ interests in Hiland Partners’ net income. Our historical financial information for periods prior to February 15, 2005 reflect the financial results of Hiland Partners’ predecessor, Continental Gas, Inc. Accordingly, the discussion of our financial position and results of operations in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the operating activities and results of operations of us for the period September 25, 2006 to December 31, 2006, Hiland Partners GP, LLC for periods after February 15, 2005 through September 24, 2006 and Continental Gas, Inc. for periods before February 15, 2005.

Our cash generating assets consist of our direct or indirect ownership interests in Hiland Partners. Hiland Partners is principally engaged in gathering, compressing, dehydrating, treating, processing and marketing natural gas, fractionating natural gas liquids and providing air compression and water injection services for oil and gas secondary recovery operations. Our aggregate ownership interests in Hiland Partners consist of the following:

•       the 2% general partner interest in Hiland Partners;

•       100% of the incentive distribution rights in Hiland Partners; and

•       1,301,471 common units and 4,080,000 subordinated units of Hiland Partners, representing a 57.1% limited partner interest in Hiland Partners.

Hiland Partners is required by its partnership agreement to distribute all of its cash on hand at the end of each quarter, after establishing reserves to provide for the proper conduct of its business or to provide funds for future distributions. Hiland Partners has increased its quarterly distribution on its common units by 58.33% since its initial public offering in February 2005 and has increased its quarterly distribution in each of the last eight fiscal quarters. Most recently, Hiland Partners announced an increase in its quarterly distribution to $0.7125 per unit for the quarter ended December 31, 2006. This distribution was paid on February 14, 2007 to unitholders of record on February 5, 2007.

Our primary objective is to increase our cash distributions to our unitholders by actively assisting Hiland Partners in executing its business strategy. We intend to support Hiland Partners in implementing its business strategy by assisting in identifying, evaluating and pursuing growth opportunities. In the future, it is possible that we may also support the growth of Hiland Partners through the use of our capital resources, which could involve loans or capital contributions to Hiland Partners to provide funding for the acquisition of a business or an asset or for an internal growth project. In addition, we may provide Hiland Partners with other forms of credit support, such as guarantees relating to financing a project or other types of support related to a merger or acquisition transaction.

Cash Distributions.   The following table sets forth the distributions that we have received from Hiland Partners during the periods indicated.

	Hiland Holdings GP, LP	Hiland Partners GP, LLC (predecessor)
	Year Ended December 31,
	2006(a)	2006(b)	2005(c)
	(in thousands)
Distributions on Hiland Partners’ common units	$59	$1,012	$—
Distributions on Hiland Partners’ subordinated	186	—	—
Distributions from ownership interest in Hiland Partners’ general partner	9	503	167
Distributions from Hiland Partners’ incentive distribution rights	42	1,573	18
Total	$296	$3,088	$185

(a)           Because we own Hiland Partners GP, LLC the distributions to us includes the distributions made to Hiland Partners GP, LLC and to us in 2006 prorated following our initial public offering closing date from September 25, 2006 through December 31, 2006.

(b)          The distributions to our predecessor in 2006 represent the prorated amount for the period January 1, 2006 to September 24, 2006, prior to our initial public offering and our ownership in Hiland Partners GP, LLC.

(c)           The first quarter distribution in 2005 represents the prorated amount for the period following Hiland Partners’ initial public offering closing date from February 14, 2005 through March 31, 2005.

Overview of Hiland Partners

Hiland Partners is a Delaware limited partnership formed in October 2004. Hiland Partners is engaged in gathering, compressing, dehydrating, treating, processing and marketing natural gas, fractionating NGLs and providing air compression and water injection services for oil and gas secondary recovery operations. Hiland Partners’ operations are primarily located in the Mid-Continent and Rocky Mountain regions of the United States.

Hiland Partners completed its initial public offering of 2,300,000 common units on February 15, 2005, receiving net proceeds of $48.1 million. The proceeds from the public offering were used to (1) pay remaining offering costs of $2.2 million and deferred debt issuance costs of $0.6 million, (2) pay outstanding indebtedness of $22.9 million, (3) redeem $6.3 million of common units from an affiliate of Harold Hamm and the Hamm Trusts, and (4) make a $3.9 million distribution to the previous owners of Hiland Partners, LLC. Hiland Partners retained $12.2 million to replenish working capital.

Effective September 1, 2005, Hiland Partners consummated the Bakken acquisition pursuant to which it acquired the outstanding membership interests in Hiland Partners, LLC, an Oklahoma limited liability company, for approximately $92.7 million in cash, $35.0 million of which was used to retire outstanding Hiland Partners, LLC indebtedness. Hiland Partners, LLC’s principal asset is the Bakken gathering system located in eastern Montana.

Hiland Partners completed a follow-on offering of 1,630,000 common units on November 21, 2005, receiving net proceeds of $66.1 million, including a contribution from its general partner of $1.4 million. Hiland Partners used $65.2 million of the proceeds from the public offering to repay borrowings under the credit facility, which were used for the Bakken acquisition.

On May 1, 2006, Hiland Partners acquired Enogex Gas Gathering, L.L.C.’s eastern Oklahoma Kinta Area gathering assets for $96.4 million. Hiland Partners financed the acquisition with $61.2 million of borrowings from its credit facility and $35.0 million of proceeds from the issuance to Hiland Partners GP,

LLC of 761,714 common units and 15,545 general partner equivalent units at $45.03 per unit. The purchase price was equal to the average closing price of Hiland Partners’ common units for the three trading days immediately proceeding May 1, 2006. Hiland Partners GP, LLC entered into a credit agreement under which it borrowed $35.0 million to purchase the Hiland Partner units. The obligation was unsecured and guaranteed by the members of Hiland Partners GP, LLC. Hiland Partners GP, LLC’s board of directors, as well as the conflicts committee of the board of directors, consisting of two independent directors, approved the transaction.

Hiland Partners manages its business and analyzes and reports its results of operations on a segment basis. Hiland Partners’ operations are divided into two business segments:

•       Midstream Segment, which is engaged in gathering and processing of natural gas primarily in the Mid-Continent and Rocky Mountain regions. Within this segment, Hiland Partners also provides certain related services for compression, dehydrating, and treating of natural gas and the fractionation of NGLs. The midstream segment generated 92.4% of the total segment margin for the year ended December 31, 2006 and 87.4% of the total segment margin for the year ended December 31, 2005.

•       Compression Segment, which is engaged in providing air compression and water injection services for oil and gas secondary recovery operations that are ongoing in North Dakota. The compression segment generated 7.6% of the total segment margin for the year ended December 31, 2006 and 12.6% of the total segment margin for the year ended December 31, 2005.

Hiland Partners’ midstream assets consist of 13 natural gas gathering systems with approximately 1,844 miles of gas gathering pipelines, five natural gas processing plants, three natural gas treating facilities and three NGL fractionation facilities. Hiland Partners’ compression assets consist of two air compression facilities and a water injection plant.

Hiland Partners’ results of operations are determined primarily by five interrelated variables: (1) the volume of natural gas gathered through its pipelines; (2) the volume of natural gas processed; (3) the volume of NGLs fractionated; (4) the levels and relationship of natural gas and NGL prices; and (5) Hiland Partners’ current contract portfolio. Because Hiland Partners’ profitability is a function of the difference between the revenues it receives from its operations, including revenues from the products it sells, and the costs associated with conducting its operations, including the costs of products it purchases, increases or decreases in Hiland Partners’ revenues alone are not necessarily indicative of increases or decreases in its profitability. To a large extent, Hiland Partners’ contract portfolio and the pricing environment for natural gas and NGLs will dictate increases or decreases in its profitability. Hiland Partners’ profitability is also dependent upon prices and market demand for natural gas and NGLs, which fluctuate with changes in market and economic conditions and other factors.

How Hiland Partners Evaluates Its Operations

Hiland Partners’ management uses a variety of financial and operational measurements to analyze its segment performance. These measurements include the following: (1) natural gas and NGL sales volumes, throughput volumes and fuel consumption by Hiland Partners’ facilities; (2) total segment margin; (3) operations and maintenance expenses; (4) general and administrative expenses; and (5) EBITDA.

Volumes and Fuel Consumption.   Natural gas and NGL sales volumes, throughput volumes and fuel consumption associated with Hiland Partners’ business are an important part of its operational analysis. Hiland Partners continually monitors volumes on its pipelines to ensure that there is adequate throughput to meet its financial objectives. It is important that Hiland Partners continually add new volumes to its gathering systems to offset or exceed the normal decline of existing volumes that are connected to those systems. The performance at Hiland Partners’ processing, fractionation and treating facilities is significantly influenced by the volumes of natural gas that flows through those systems. In addition, Hiland Partners monitors fuel consumption, which affects the total segment margin realized from Hiland Partners’ midstream operations and compression services operations.

Total Segment Margin.   Hiland Partners views total segment margin as an important performance measure of the core profitability of its operations. Hiland Partners reviews total segment margin monthly for consistency and trend analysis.

With respect to its midstream segment, Hiland Partners defines midstream segment margin as its revenue minus midstream purchases. Revenue includes revenue from the sale of natural gas, NGLs and NGL products resulting from its gathering, treating, processing and fractionation activities and fixed fees associated with its gathering of natural gas and transportation and disposal of saltwater. Midstream purchases include the cost of natural gas, condensate and NGLs purchased from third parties and the cost for the transportation and fractionation of NGLs by third parties. Hiland Partners’ midstream segment margin is impacted by its midstream contract portfolio, which is described in more detail below.

With respect to Hiland Partners compression segment, following the restructuring of its lease arrangement to become a service arrangement in connection with Hiland Partners’ initial public offering as described in “—Items Impacting Comparability of Our Financial Results,” Hiland Partners’ compression segment margin equals the fee it earns under the compression services agreement with Continental Resources, Inc. for providing air compression and water injection services. The fee earned under this agreement is fixed so long as Hiland Partners facilities meet specified availability requirements, regardless of Continental Resources, Inc.’s utilization. As a result, the compression segment margin is dependent on Hiland Partners’ ability to meet their utilization levels. For a discussion of this agreement, please read “—Hiland Partners’ Contracts—Compression Services Agreement.”

Operations and Maintenance Expenses.   Operations and maintenance expenses are costs associated with the operation of a specific asset. Direct labor, insurance, ad valorem taxes, repair and maintenance, utilities and contract services comprise the most significant portion of Hiland Partners’ operations and maintenance expenses. These expenses remain relatively stable independent of the volumes through Hiland Partners’ systems but fluctuate slightly depending on the activities performed during a specific period.

General and Administrative Expenses.   General and administrative expenses include the cost of employee and officer compensation and related benefits, office lease and expenses, professional fees, information technology expenses, as well as other expenses not directly associated with field operations.

Hiland Partners’ general and administrative expenses have increased as a result of becoming a public company, combined with an increased need for corporate office employees as a result of acquisitions and internal growth. These expenses were approximately $5.0 million for 2006, $2.5 million for 2005 and $1.1 million for 2004. These increases were primarily due to increased wages and benefits as a result of growth, costs of tax return preparations, filing annual and quarterly reports with the Securities and Exchange Commission, investor relations, directors’ and officers’ insurance and registrar and transfer agent fees.

In the omnibus agreement Hiland Partners entered into with Continental Resources, Inc. in connection with Hiland Partners’ initial public offering on February 15, 2005, Continental Resources, Inc. agreed to provide technology support and human resource functions for two years, at the lower of Continental Resources, Inc.’s cost to provide the services or $50,000 per year. During the third quarter of 2006, Hiland Partners hired a director of information technology and a director of human resources and transitioned these services away from Continental Resources, Inc.

How Hiland Partners Manages Its Operations

Hiland Partners’ management team uses a variety of tools to manage its business. These tools include: (1) flow and transaction monitoring systems; (2) producer activity evaluation and reporting; and (3) imbalance monitoring and control.

Flow and transaction monitoring systems.   Hiland Partners uses a customized system that tracks commercial activity on a daily basis at each of its gathering systems, processing plants and treating and fractionation facilities. Hiland Partners tracks and monitors inlet volumes to its facilities, fuel consumption, NGLs and NGL products extracted, condensate volumes and residue sales volumes. Hiland Partners also monitors daily operational throughput at its air compression and water injection facilities.

Producer activity evaluation and reporting.   The continued connection of natural gas production to Hiland Partners’ gathering systems is critical to its business and directly impacts its financial performance. Hiland Partners monitors the producer drilling and completion activity in its primary areas of operation to identify anticipated changes in production and potential well-attachment opportunities. Hiland Partners receives weekly summaries of new drilling permits and completion reports filed with the state regulatory agencies that govern these activities on all of its gathering systems other than the Bakken gathering system. Producers that have dedicated acreage to the Bakken gathering system provide Hiland Partners with their projected annual drilling schedules, which are updated periodically. Additionally, our field personnel report the locations of new wells in their respective areas and anticipated changes in production volumes to supply representatives and operating personnel at Hiland Partners’ corporate offices. These processes enhance Hiland Partners’ awareness of new well activity in its operating areas and allow Hiland Partners to be responsive to producers in connecting new volumes of natural gas to its pipelines.

Imbalance monitoring and control.   Hiland Partners seeks to reduce imbalances between deliveries and sales of natural gas because of the inherent commodity risk that results when deliveries and sales of natural gas are not balanced concurrently. Hiland Partners continually monitors volumes it delivers to pipelines and volumes nominated for sale on pipelines to ensure it remains within acceptable imbalance limits during a calendar month.

Hiland Partners’ Contracts

Because of the significant volatility of natural gas and NGL prices, Hiland Partners’ contract mix can have a significant impact on its profitability. In order to reduce its exposure to commodity price risk, Hiland Partners pursues arrangements under which it purchases natural gas from the producers at the wellhead at an index based price less a fixed fee to gather, dehydrate, compress, treat and/or process their natural gas, referred to as fee based arrangements or contracts, where market conditions permit. Actual contract terms are based upon a variety of factors, including natural gas quality, geographical location, the competitive environment at the time the contract is executed and customer requirements. Hiland Partners’ contract mix and, accordingly, its exposure to natural gas and NGL prices, may change as a result of producer preferences, its expansion in regions where some types of contracts are more common and other market factors.

Hiland Partners’ Natural Gas Sales Contracts

Hiland Partners sells natural gas on intrastate and interstate pipelines to marketing affiliates of natural gas pipelines, marketing affiliates of integrated oil companies and utilities. Hiland Partners typically sells natural gas on a monthly basis under index-related pricing terms. In addition, Hiland Partners has forward sales contracts to sell natural gas to its Eagle Chief, Matli and Kinta Area gathering systems:

	Average
	Fixed Price
Production Period	(MMBtu)	(per MMBtu)
January 2007 - December 2007	1,380,000	$6.92
January 2007 - December 2008	1,200,000	$8.43

Hiland Partners also uses cash flow hedges to limit its exposure to changing natural gas prices. Under these derivative agreements, Hiland Partners either receives or pays a monthly net settlement that is determined by the difference between a fixed price and a floating price based on certain indices for the relevant contract period for the agreed upon volumes. These hedges cover periods of up to 24 months from the date of the hedge.

Hiland Partners’ NGL Sales Arrangements

Hiland Partners sells NGLs and NGL products at the tailgate of its facilities to ONEOK Hydrocarbon, LP, SemStream, L.P., and a subsidiary of Kinder Morgan Energy Partners, L.P. Hiland Partners typically sells NGLs and NGL products on a monthly basis under index-related or market-based pricing terms. Hiland Partners also uses cash flow hedges to limit its exposure to changing NGL prices. Under these hedges, Hiland Partners settles monthly on the difference between the sales of future production to its counterparty at a fixed price and the price that will be established on the date of hedge settlement by reference to a specified index price. These hedges cover periods of up to fifteen months from the date of the hedge.

Hiland Partners’ Hedging Contracts

To insure that Hiland Partners’ financial instruments will be used solely for hedging price risks and not for speculative purposes, Hiland Partners reviews its hedges for compliance with its hedging policies and procedures. Hiland Partners recognizes gains and losses from the settlement of its hedges as revenue when it sells the associated physical residue natural gas or NGLs. Any gain or loss realized as a result of hedging is substantially offset in the market when Hiland Partners sells the physical residue natural gas or NGLs. All of Hiland Partners’ hedges are characterized as cash flow hedges as defined in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Hiland Partners determines gains or losses on open and closed hedging transactions based upon the difference between the hedge price and the physical price. For a more detailed discussion on our hedging activity, please read commodity price risks included in Item 7A “Quantitative and Qualitative Disclosures about Market Risk”.

Hiland Partners’ Natural Gas Purchase and Gathering Contracts

With respect to Hiland Partners’ natural gas gathering, compression, dehydrating, treating, processing and marketing activities and its NGL fractionation activities, Hiland Partners contracts under four types of arrangements. Under each of the contracts, Hiland Partners is required to purchase the supplied gas, subject to the demands of resale purchasers and the operating conditions and capacity of its facilities. Hiland Partners does not guarantee the purchase of any particular quantity of the gas which is available for sale. The supplier delivers the gas to Hiland Partners at the inlet of its gathering systems and Hiland

Partners obtains title to the gas at the delivery point. The gas delivered to Hiland Partners is required to meet specified quality requirements.

The following is a summary of the four types of natural gas purchase contracts that account for the largest percentage of volumes purchased for the years ended December 31, 2006, 2005 and 2004.

•       Percentage-of-proceeds arrangements.   Under percentage-of-proceeds arrangements, Hiland Partners generally purchases natural gas from producers at the wellhead, gather, treat, and process the natural gas, in some cases fractionate the NGLs into NGL products, and then sell the resulting residue gas and NGLs or NGL products at index related prices. Hiland Partners remits to the producers an agreed upon percentage of the proceeds for the natural gas and the NGLs. Under these types of arrangements, revenues and total segment margin correlate directly with increases or decreases in natural gas and NGL prices. For the years ended December 31, 2006, 2005 and 2004 Hiland Partners purchased 52%, 43% and 33% of total volumes under these types of fee arrangements, respectively.

•       Percentage-of-index arrangements.   Under percentage-of-index arrangements, Hiland Partners purchases natural gas from the producers at the wellhead at a price that is at a fixed percentage of the index price for the natural gas that they produce. Hiland Partners then gathers, treats and processes the natural gas, in some cases fractionates the NGLs into NGL products and then sell the residue gas and NGLs or NGL products pursuant to natural gas or NGL arrangements described above. Since under these types of arrangements costs to purchase the natural gas from the producer is based on the price of natural gas, total segment margin under these arrangements increases as the price of NGLs increase relative to the price of natural gas, and total segment margin under these arrangements decreases as the price of natural gas increases relative to the price of NGLs. For the years ended December 31, 2006, 2005 and 2004 Hiland Partners purchased 17%, 25% and 31% of total volumes under these types of fee arrangements, respectively.

•       Fixed-fee arrangements.   Under fixed-fee arrangements, Hiland Partners purchases natural gas from the producers at the wellhead at an index based price less a fixed fee to gather, dehydrate, compress, treat and/or process their natural gas. These types of arrangements typically require Hiland Partners to pay the producer for the value of the wellhead gas less the applicable fee. For the years ended December 31, 2006, 2005 and 2004 Hiland Partners purchased 31%, 33% and 36% of total volumes under these types of fee arrangements, respectively.

•       Fixed-fee gathering arrangements.   Under fixed-fee gathering arrangements, Hiland Partners gathers, dehydrates and compresses natural gas supplied to the gathering systems and redelivers the compressed natural gas for a fixed fee. Under these arrangements, Hiland Partners does not take title to the natural gas. From the period May 1, 2006 through December 31, 2006, Hiland Partners gathered an average of 134,140 MMBtu/d, which accounted for 56% of total volumes.

Hiland Partners is a party to a fixed-fee gas purchase contract with Continental Resources, Inc., dated as of August 1, 1999. For the years ended December 31, 2006, 2005 and 2004 gas purchased under the contract represented approximately 12.5%, 14.0% and 12.9%, respectively of aggregate natural gas supply. Under the contract, Continental Resources, Inc. has committed to supply Hiland Partners with all of the gas that it produces in a designated area in Blaine County, Oklahoma. The contract currently covers approximately 25 wells that are connected to the Matli gathering system. Hiland Partners pays Continental Resources, Inc. the applicable index price for the raw natural gas delivered to Hiland Partners, less a transportation fee, a processing fee and a treating fee. The contract remains in effect for the life of the gas leases contained in the dedicated area. However, Hiland Partners has the right to terminate the contract by giving 30 days’ notice.

Compression Services Agreement

Under the compression services agreement that Hiland Partners entered into with Continental Resources, Inc. in connection with its initial public offering and effective as of January 28, 2005, Continental Resources, Inc. pays Hiland Partners a fixed monthly fee to provide compressed air and water at pressures sufficient to allow for the injection of either air or water into underground reservoirs for oil and gas secondary recovery operations. Under the compression services agreement, Continental Resources, Inc. is responsible for the provision to Hiland Partners of power and water to be utilized in the compression process. If Hiland Partners’ facilities do not meet the monthly volume requirements for compressed air and water, and the failure is not attributable to Continental Resources, Inc., failure to supply power or water or a force majeure, the fixed monthly payment will be reduced in proportion to the volumes of air or water Hiland Partners was unable to deliver during such month. Continental Resources, Inc. may terminate the compression services agreement if Hiland Partners is unable to deliver any compressed air and water for a period of more than 20 consecutive days and the failure is not attributable to Continental Resources, Inc.’s failure to supply power or water or a force majeure. The agreement’s initial term ends on January 28, 2009, and thereafter the agreement will automatically renew for additional one-month terms unless terminated by either party by giving notice at least 15 days prior to the end of the then current term.

Hiland Partners’ Growth Strategy

Hiland Partners’ growth strategy contemplates engaging in construction and expansion opportunities as well as complementary acquisitions of midstream assets in its operating areas. Hiland Partners intends to pursue construction and expansion projects to meet new or increased demand for its midstream services. In addition, Hiland Partners intends to pursue acquisitions that it believes will allow it to capitalize on its existing infrastructure, personnel and producer and customer relationships to provide an integrated package of services. Hiland Partners may also pursue selected acquisitions in new geographic areas to the extent they present growth opportunities similar to those Hiland Partners is pursuing in its existing areas of operations. To successfully execute its growth strategy, Hiland Partners will require access to capital on competitive terms. Hiland Partners intends to finance future acquisitions primarily by using the capacity available under its bank credit facility and equity or debt offerings or a combination of both.

Capital Expenditures.   Hiland Partners makes capital expenditures either to maintain its assets or the natural gas supply to its assets or for expansion projects to increase its total segment margin. Maintenance capital is capital employed to replace partially or fully depreciated assets to maintain the existing operating capacity and extend the useful lives of Hiland Partners’ assets, or other capital expenditures incurred in maintaining existing system volumes and related cash flows. Expansion capital expenditures represent capital expenditures made to expand or increase the efficiency of the existing operating capacity of Hiland Partners’ assets. Expansion capital expenditures include expenditures that facilitate an increase in volumes within Hiland Partners’ operations, whether through construction or an acquisition. Expenditures that reduce Hiland Partners’ operating costs will be considered expansion capital expenditures only if the reduction in operating expenses exceeds cost reductions typically resulting from routine maintenance. Decisions whether to spend capital on expansion projects are generally based on the target rate of return, as well as the cash flow capabilities of the assets.

Acquisitions.   In analyzing a particular acquisition, Hiland Partners considers the operational, financial and strategic benefits of the transaction. Hiland Partners’ analysis includes location of the assets, strategic fit of the asset in relation to Hiland Partners’ business strategy, expertise required to manage the asset, capital required to integrate and maintain the asset, and the competitive environment of the area where the assets are located. From a financial perspective, Hiland Partners analyzes the rate of return the assets will generate under various case scenarios, comparative market parameters and cash flow capabilities of the assets.

Items Impacting Comparability of Our Financial Results

Our historical results of operations for the periods presented may not be comparable, either from period to period or going forward, for the reasons described below.

Hiland Holdings’, Hiland Partners GP, LLC’s and Hiland Partners’ Recent Formation

Hiland Holdings was formed in May 2006 to own Hiland Partners GP, LLC, the general partner of Hiland Partners, and certain other common and subordinated units in Hiland Partners. Hiland Partners GP, LLC and Hiland Partners were formed in October 2004 to own and operate the assets that have historically been owned and operated by Continental Gas, Inc. Immediately prior to consummation of Hiland Partners’ initial public offering, the former owners of Continental Gas, Inc. and Hiland Partners, LLC contributed to Hiland Partners all of the assets and operations of Continental Gas, Inc. other than a portion of its working capital assets, and all of the assets and operations of Hiland Partners, LLC, other than a portion of its working capital assets and the assets related to the Bakken gathering system. Effective September 1, 2005, Hiland Partners acquired Hiland Partners, LLC, which owns the Bakken gathering system.

Continental Gas, Inc. is Hiland Partners GP, LLC and Hiland Partners’ predecessor for accounting purposes and has historically owned all of Hiland Partners’ natural gas gathering, processing and fractionation assets other than the Worland and Bakken gathering systems and the Kinta Area gathering systems Hiland Partners acquired on May 1, 2006. As a result, Hiland Partners GP, LLC’s and Hiland Partners’ historical financial statements for the periods prior to February 15, 2005 are the financial statements of Continental Gas, Inc.

Hiland Partners, LLC has historically owned the Worland gathering system, the Horse Creek compression facility, the Cedar Hills water injection plant located next to Hiland Partners’ Cedar Hills’ compression facility and the Bakken gathering system.

Restructuring of Compression Facilities Lease

Prior to Hiland Partners’ initial public offering, Hiland Partners, LLC owned Hiland Partners’ Horse Creek air compression facility and its Cedar Hills water injection facility. In 2002, Hiland Partners, LLC entered into a five year lease agreement with Continental Resources, Inc., pursuant to which Hiland Partners, LLC leased the facilities to Continental Resources, Inc. Continental Resources, Inc. used its own personnel to operate the facilities, and Hiland Partners, LLC made no operational decisions. In connection with Hiland Partners’ formation and initial public offering, Hiland Partners entered into a four-year services agreement with Continental Resources, Inc., effective as of January 28, 2005, that replaced the existing lease. Under the services agreement, Hiland Partners owns and operates the facilities and provides air compression and water injection services to Continental Resources, Inc. for a fee. As part of the restructuring, the personnel at Continental Resources, Inc. that operated the facilities were transferred to Hiland Partners. Under the new services agreement, Hiland Partners receives a fixed payment of approximately $4.8 million per year as compared to $3.8 million per year under the prior lease agreement. In connection with the new services arrangement, Hiland Partners incurs approximately $1.0 million per year in additional operating costs. For a description of the restructured agreement, please read “—Hiland Partners’ Contracts—Compression Services Agreement.”

Construction and Acquisition Activities

Since its inception, Hiland Partners has grown through a combination of building gas gathering and processing assets and acquisitions. For example, Hiland Partners commenced operation of the original Matli gathering system in 1999, constructed the original Matli processing plant in 2003 and completed the construction of a new processing plant in 2006. Additionally, Hiland Partners acquired the Worland gathering system in 2000 and the Carmen gathering system in 2003. Hiland Partners acquired the Carmen gathering system in 2003 as an expansion of the Eagle Chief gathering system. Prior to its acquisition of the Carmen gathering system, Hiland Partners purchased the gas from the previous owner, processed it and returned it to the previous owner pursuant to a keep-whole arrangement. After it acquired the Carmen gathering system, Hiland Partners terminated this keep-whole arrangement and now sells the gas at the tailgate of the Eagle Chief processing plant. More recently, Hiland Partners completed the Bakken acquisition in September 2005 and the acquisition of the Kinta Area gathering assets in May 2006. Hiland Partners’ historical acquisitions were completed at different dates and with numerous sellers and were accounted for using the purchase method of accounting. Under the purchase method of accounting, results from such acquisitions are recorded in the financial statements only from the date of acquisition.

Hiland Partners acquired the Kinta Area gathering assets in May 2006 and operate the gathering assets substantially differently than were operated by the previous owner. Since there was no sufficient continuity of the Kinta Area gathering assets’ operations prior to and after our acquisition, disclosure of prior financial information would not be material to an understanding of future operations. Therefore, the acquisition has been recorded as a purchase of assets and not of a business.

Hiland Partners is in the process of expanding our Badlands gas gathering system and processing plant located in Bowman County, North Dakota. This expansion project will include the construction of a 40,000 Mcf/d nitrogen rejection plant, which is expected to be operational by the second quarter of 2007, and the expansion of our existing Badlands field-gathering infrastructure. Hiland Partners also entered into a five-year definitive purchase agreement with a producer and has constructed additional compression facilities and expanded our existing Badlands gas gathering system into South Dakota.

Hiland Partners has installed additional gathering and compression infrastructure at its Bakken gathering system to increase the system’s capacity from approximately 20,000 Mcf/d to 25,000 Mcf/d and are in the process of expanding the existing NGL fractionation facilities at the processing plant to fractionate increased NGL volumes from both the Bakken processing plant and the Badlands processing plant.

Hiland Partners has completed the installation of additional pipelines and compression facilities and increased system capacity at the Eagle Chief gathering system from approximately 30,000 Mcf/d to approximately 35,500 Mcf/d due to increased volumes on this system. Hiland Partners has also completed the construction a 25,000 Mcf/d natural gas processing facility along its existing Matli gas gathering system. This new facility provides additional plant processing capacity for increased system volumes.

Hiland Partners is in the process of installing four amine-treating facilities at several of our Kinta Area gathering system locations to remove excess carbon dioxide levels from the natural gas.

In December 2006 Hiland Partners entered into an agreement to construct and operate gathering pipelines and related facilities associated with the development of a portion of the acreage owned by Continental Resources, Inc. in the Woodford shale play in the Arkoma Basin of southeastern Oklahoma. Hiland Partners plans to build a 40,000 Mcf/d refrigeration processing plant and install field gathering, compression and associated equipment. The new gathering system will be designed to provide low-pressure and highly reliable gathering, compression, dehydration, and processing services. The gathering infrastructure is expected to include more than 15,500 horsepower of compression to provide takeaway capacity in excess of 40,000 Mcf/d. Expected startup of the initial phase of the project should occur during the second quarter of 2007.

Our Results of Operations

The results of our operations discussed below principally reflect the activities of Hiland Partners. Because our consolidated financial statements include the results of Hiland Partners, our financial statements are substantially similar to the financial statements of Hiland Partners and its predecessor, Continental Gas, Inc. However, our consolidated balance sheet includes a minority interest amount that reflects the proportion of Hiland Partners owned by its unitholders other than us. Similarly, the ownership interests in Hiland Partners held by its unitholders other than us are reflected in our consolidated income statement as minority interest. The minority interest amounts are not reflected on Hiland Partners’ financial statements.

Set forth in the tables below are financial and operating data for us and our predecessor, Hiland Partners GP, LLC, and Hiland Partners’ predecessor, Continental Gas, Inc., for the periods indicated. Operations from the Worland gathering system and compression assets contributed to Hiland Partners by Hiland Partners, LLC are reflected only from February 15, 2005, the date of Hiland Partners’ initial public offering and the acquisition date of those operations. Operations from the acquisition of the Bakken gathering system assets are reflected only from September 1, 2005. Operations from the acquisition of the Kinta Area gathering assets are reflected only from May 1, 2006.

	Year Ended December 31,
	2006			2005			2004
	Hiland Holdings GP, LP(1)	Hiland Partners GP, LLC Predecessor(2)	Total	Hiland Partners GP, LLC Predecessor(2)	Predecessor(3)	Total	Predecessor(3)
	(in thousands)
Total Segment Margin Data:
Midstream revenues	$65,489	$149,378	$214,867	$150,571	$11,813	$162,384	$98,296
Midstream purchases	45,921	110,272	156,193	123,342	9,747	133,089	82,532
Midstream segment margin	19,568	39,106	58,674	27,229	2,066	29,295	15,764
Compression revenues(4)	1,440	3,379	4,819	4,217	—	4,217	—
Total segment margin(5)	$21,008	$42,485	$63,493	$31,446	$2,066	$33,512	$15,764
Summary of Operations Data:
Midstream revenues	$65,489	$149,378	$214,867	$150,571	$11,813	$162,384	$98,296
Compression revenues	1,440	3,379	4,819	4,217	—	4,217	—
Total revenues	66,929	152,757	219,686	154,788	11,813	166,601	98,296
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	45,921	110,272	156,193	123,342	9,747	133,089	82,532
Operations and maintenance expenses	5,658	10,413	16,071	6,579	780	7,359	4,933
Depreciation, amortization and accretion	7,661	15,202	22,863	10,600	512	11,112	4,127
Gain on asset sales	—	—	—	—	—	—	(19)
General and administrative expenses	1,857	3,442	5,299	2,376	166	2,542	1,082
Total operating costs and expenses	61,097	139,329	200,426	142,897	11,205	154,102	92,655
Operating income	5,832	13,428	19,260	11,891	608	12,499	5,641
Other income (expense), net	(2,150)	(4,583)	(6,733)	(2,119)	(115)	(2,234)	(764)
Income from continuing operations before minority interest in Hiland Partners, LP	3,682	8,845	12,527	9,772	493	10,265	4,877
Discontinued operations	—	—	—	—	—	—	35
Income before minority interest in Hiland Partners, LP	3,682	8,845	12,527	9,772	493	10,265	4,912
Minority interest in income of Hiland Partners, LP	(1,726)	(8,438)	(10,164)	(9,380)	—	(9,380)	—
Net income	$1,956	$407	$2,363	$392	$493	$885	$4,912

(1)                Amounts presented in the Hiland Holdings GP, LP column include only the consolidated operations beginning on September 25, 2006. These amounts include the contribution of assets and member interest from Hiland Partners GP, LLC at the completion of our initial pubic offering.

(2)                Amounts presented in the Hiland Partners GP, LLC predecessor column include only the consolidated operations for the period beginning February 15, 2005, the date of Hiland Partners’ initial public offering to September 25, 2006 the date of our initial public offering.

(3)                Amounts presented in the Predecessor column include only the operations of Continental Gas, Inc. for the period prior to the Hiland Partners, LP initial public offering on February 15, 2005.

(4)                Compression revenues and compression segment margin are the same. There are no compression purchases associated with the compression segment.

(5)                Reconciliation of total segment margin to operating income:

	Year Ended December 31,
	2006			2005			2004
	Hiland Holdings GP, LP (1)	Hiland Partners GP, LLC(2)	Total	Hiland Partners GP, LLC(2)	Predecessor(3)	Total	Predecessor(3)
	(in thousands)
Operating income	$5,832	$13,428	$19,260	$11,891	$608	$12,499	$5,641
ADD:
Operations and maintenance expenses	5,658	10,413	16,071	6,579	780	7,359	4,933
Depreciation, amortization and accretion	7,661	15,202	22,863	10,600	512	11,112	4,127
Gain on asset sales	—	—	—	—	—	—	(19)
General and administrative expenses	1,857	3,442	5,299	2,376	166	2,542	1,082
Total segment margin	$21,008	$42,485	$63,493	$31,446	$2,066	$33,512	$15,764

(1)                Amounts presented in the Hiland Holdings GP, LP column include only the consolidated operations beginning on September 25, 2006. These amounts include the contribution of assets and member interest from Hiland Partners GP, LLC at the completion of our initial pubic offering.

(2)                Amounts presented in the Hiland Partners GP, LLC predecessor column include only the consolidated operations for the period beginning February 15, 2005, the date of Hiland Partners’ initial public offering to September 25, 2006 the date of our initial public offering.

(3)                Amounts presented in the Predecessor column include only the operations of Continental Gas, Inc. for the period prior to the Hiland Partners, LP initial public offering on February 15, 2005.

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Revenues.   Total revenues (midstream and compression) were $219.7 million for the year ended December 31, 2006 compared to $166.6 million for the year ended December 31, 2005, an increase of $53.1 million, or 31.9%. This increase was primarily attributable to (i) increased volumes of 11,799 MMBtu/d of natural gas sales, and 1,267 Bbls/d of NGL sales attributable to Hiland Partners’ acquisition of the Bakken gathering system effective September 1, 2005, (ii) increased volumes of approximately 8,428 MMBtu/d of natural gas sales and 127,437 MMBtu/d of natural gas gathered for the eight months ended December 31, 2006 from the Kinta Area gathering assets acquired on May 1, 2006 (iii) additional volumes attributable to the Worland gathering system which was contributed to Hiland Partners on February 15, 2005 and (iv) increased revenues from compression assets also contributed to Hiland Partners on February 15, 2005.

Midstream revenues were $214.9 million for the year ended December 31, 2006 compared to $162.4 million for the year ended December 31, 2005, an increase of $52.5 million, or 32.2%. Of this net increase, $137.6 million was attributable to higher residue natural gas and NGL sales volumes offset by a decrease of $85.1 million attributable to decreased average realized natural gas and NGL prices. Increased volumes in 2006 on the Bakken gathering system Hiland Partners acquired effective September 1, 2005 and on the Kinta Area gathering assets Hiland Partners acquired on May 1, 2006 represented $41.1 million and $19.7 million, respectively of the increase in midstream revenues. This combined increase of $60.8 million was primarily offset by a decrease of $8.3 million as a result of lower natural sales gas and NGL sales prices in 2006 as compared to 2005.

Natural gas sales volumes were 66,947 MMBtu/d for the year ended December 31, 2006 compared to 47,096 MMBtu/d for the year ended December 31, 2005, an increase of 19,851 MMBtu/d, or 42.2%. Of the 19,851 MMBtu/d increase, 11,799 MMBtu/d, or 59.4% was attributable to natural gas volumes as a result of the Bakken gathering system acquisition effective September 1, 2005 and 5,657 MMBtu/d, or 32.1% was attributable to the natural gas volumes as a result of the Kinta Area gathering assets acquired on May 1, 2006. Our NGL sales volumes were 3,347 Bbls/d for the year ended December 31, 2006 compared to 1,965 Bbls/d for the year ended December 31, 2005, an increase of 1,385 Bbls/d, or 70.3%. Of the 1,382 Bbls/d increase, 1,267 Bbls/d, or 91.7% was attributable to the Bakken gathering system. Increased volumes at the Eagle Chief gathering system of 3,532 MMBtu/d and 126 Bbls/d also contributed to the overall increase in volumes for 2006 as compared to 2005.

Average realized natural gas sales prices were $5.64 per MMBtu for the year ended December 31, 2006 compared to $7.39 per MMBtu for the year ended December 31, 2005, a decrease of $1.75 per MMBtu, or 23.7%. Average realized NGL sales prices were $0.94 per gallon for the year ended December 31, 2006 compared to $1.01 per gallon for the year ended December 31, 2005, a decrease of $0.07 per gallon or 6.9%. The decreased in both  average realized natural gas sales prices and NGL sales prices was primarily a result of lower index prices due to a softening of supply and demand fundamentals for energy, which caused natural gas and crude oil prices to fall during the year ended December 31, 2006 compared to the year ended December 31, 2005.

Cash received from Hiland Partners counterparty on cash flow swap contracts that began on May 1, 2006 for natural gas derivative transactions that closed during the year ended December 31, 2006 totaled $3.6 million. This gain increased average realized natural gas sales prices to $5.64 per MMBtu from $5.46 per MMBtu, an increase of $0.18 per MMBtu, or 3.3%. We had no closed derivative transactions during the year ended December 31, 2005.

Fees earned from an eight-month average of 127,437 MMBtu/d of natural gas gathered, in which Hiland Partners does not take title to the gas, related to the Kinta Area gathering assets acquired on May 1, 2006 were $7.2 million for the year ended December 31, 2006. The eight-month average of 127,437 MMBtu/d equates to an average 85,540 MMBtu/d for the year ended December 31, 2006. We had no similar fees from natural gas gathering during the year ended December 31, 2005.

Compression revenues were $4.8 million for the year ended December 31, 2006 compared to $4.2 million for the year ended December 31, 2005, an increase of $0.6 million or 14.3%. The compression assets were contributed to Hiland Partners by Hiland Partners, LLC on February 15, 2005. Accordingly, revenues from these assets were only included for ten and one-half months of the year ended December 31, 2005.

Midstream Purchases.   Midstream purchases were $156.2 million for the year ended December 31, 2006 compared to $133.1 million for the year ended December 31, 2005, an increase of $23.1 million, or 17.4%. Purchases increased by $25.9 million as a result of increased natural gas and NGL volumes as a result of the Bakken gathering system acquisition effective September 1, 2005 and by $9.3 million from increased natural gas volumes from the Kinta Area gathering assets acquisition which began on May 1, 2006. This combined increase of $35.2 million was primarily offset by $12.1 million in reduced payments to producers due to lower natural gas and NGL purchase price, which generally are closely related to fluctuations in natural gas and NGL sales prices.

Operations and Maintenance.   Operations and maintenance expense totaled $16.1 million for the year ended December 31, 2006 compared with $7.4 million for the year ended December 31, 2005, an increase of $8.7 million, or 118.4%. Of this increase, $4.6 million, or 53.2% was attributable to operations and maintenance as a result of the Kinta Area gathering assets acquired on May 1, 2006 and $2.4 million, or 27.2% was attributable to operations and maintenance at the Bakken gathering system acquired effective September 1, 2005. Higher costs of chemicals and lube oil, combined with increased wages due to internal expansions caused an increase in operations and maintenance of $1.5 million at the Eagle Chief, Matli, Badlands and Worland gathering systems in 2006 as compared to 2005.

Depreciation, Amortization and Accretion.   Depreciation, amortization and accretion expense totaled $22.9 million for the year ended December 31, 2006 compared with $11.1 million for the year ended December 31, 2005, an increase of $11.8 million, or 106.3%. Of this increase, $5.3 million, or 44.9% was attributable to depreciation and amortization on the Kinta Area gathering assets acquired on May 1, 2006 and $4.6 million, or 39.0% was attributable to depreciation and amortization on the Bakken gathering system acquired effective September 1, 2005. Depreciation at the Eagle Chief, Matli, Badlands and Worland gathering systems increased by $0.5 million in 2006 as compared to 2005 as a result of internal capital expansions completed in 2006.

General and Administrative.   General and administrative expense totaled $5.3 million for the year ended December 31, 2006 compared with $2.5 million for the year ended December 31, 2005, an increase of $2.8 million, or 112.0%. The increase is primarily attributable to increased salaries and additional staffing of $0.9 million as a result of growth and $0.8 million in Sarbanes-Oxley internal control compliance costs and audit and tax preparation fees.

Other Income (Expense).   Other income (expense) totaled ($6.7) million for the year ended December 31, 2006 compared with ($2.2) million for the year ended December 31, 2005, an increase in expense of $4.5 million. Interest expense increased $4.6 million. The increase is primarily attributable to interest expense associated with borrowings of $61.2 million on Hiland Partners credit facility to partially finance the Kinta Area gathering assets acquired on May 1, 2006, the interest expense associated with the partial financing of the acquisition of the Bakken gathering system effective September 1, 2005 and additional interest expense on $62.1 million invested in maintenance and expansion capital expenditure projects in 2006. This increase is also attributable to $1.0 million of interest expense associated with borrowings by Hiland Partners GP, LLC of $35.0 million to finance the purchase of the 761,714 common units of Hiland Partners as compared to $10.4 million in 2005.

Minority Interest.   Minority interest in income of Hiland Partners which represents the allocation of Hiland Partners earnings to its limited partner interests not owned by Hiland Holdings, increased to $10.2 million for the year ended December 31, 2006 from $9.4 million for the year ended December 31, 2005. This $0.8 million increase is primarily attributable to an increase in Hiland Partners’ overall net income and an increase in its outstanding limited partner units due to its November 2005 offering of common units.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Revenues.   Total revenues (midstream and compression) were $166.6 million for the year ended December 31, 2005 compared to $98.3 million for the year ended December 31, 2004, an increase of $68.3 million, or 69.5%. This increase was primarily attributable to (1) higher average realized natural gas prices and NGL sales prices, (2) increased volumes attributable to the contribution of the Worland gathering system by Hiland Partners, LLC on February 15, 2005, (3) increased revenues from compression assets contributed by Hiland Partners, LLC on February 15, 2005 and (4) increased volumes attributable to the acquisition of the Bakken gathering system effective September 1, 2005.

Midstream revenues were $162.4 million for the year ended December 31, 2005 compared to $98.3 million for the year ended December 31, 2004, an increase of $64.1 million, or 65.2%. Of this increase, $40.9 million was attributable to higher average realized natural gas prices and NGL sales prices and $23.2 million was attributable to higher residue natural gas and NGL sales volumes. The volume increase is primarily attributable to the contribution of the Worland gathering system from Hiland Partners, LLC on February 15, 2005 and the acquisition of the Bakken gathering system effective September 1, 2005.

Natural gas sales volumes were 47,096 MMBtu/d for the year ended December 31, 2005 compared to 40,560 MMBtu/d for the year ended December 31, 2004, an increase of 6,536 MMBtu/d, or 16.1%. Hiland Partners’ NGL sales volumes were 1,965 Bbls/d for the year ended December 31, 2005 compared to 1,133 Bbls/d for the year ended December 31, 2004, an increase of 832 Bbls/d, or 73.4%. These increases in volumes are primarily associated with the contribution of the Worland gathering system from Hiland Partners, LLC on February 15, 2005 and the acquisition of the Bakken gathering system from Hiland Partners, LLC effective September 1, 2005.

Average realized natural gas sales prices were $7.39 per MMBtu for the year ended December 31, 2005 compared to $5.49 per MMBtu for the year ended December 31, 2004, an increase of $1.90 per MMBtu, or 34.6%. In addition, average realized NGL sales prices were $1.01 per gallon for the year ended

December 31, 2005 compared to $0.76 per gallon for the year ended December 31, 2004, an increase of $0.25 per gallon or 32.9%. The change in average realized natural gas and NGL sales prices was primarily a result of higher index prices due to a tightening of supply and demand fundamentals for energy, which caused crude oil and natural gas prices to rise during the year ended December 31, 2005 compared to the year ended December 31, 2004.

Compression revenues were $4.2 million for the year ended December 31, 2005. The compression assets were contributed by Hiland Partners, LLC on February 15, 2005. Continental Gas, Inc., our predecessor, did not have a compression segment, therefore, there were no compression revenues reported for the year ended December 31, 2004.

Midstream Purchases.   Midstream purchases were $133.1 million for the year ended December 31, 2005 compared to $82.5 million for the year ended December 31, 2004, an increase of $50.6 million, or 61.3%. This increase is primarily attributable to increased payments on percent of proceeds and percent of index contracts as a result of higher average realized natural gas prices and NGL sales prices, the contribution of the Worland gathering system from Hiland Partners, LLC on February 15, 2005 and the acquisition of the Bakken gathering system effective September 1, 2005.

Operations and Maintenance.   Operations and maintenance expense totaled $7.4 million for the year ended December 31, 2005 compared with $4.9 million for the year ended December 31, 2004, an increase of $2.4 million, or 49.2%. This increase is primarily attributable to the contribution of the Worland gathering system and the compression assets from Hiland Partners, LLC on February 15, 2005 and the acquisition of the Bakken gathering system from Hiland Partners, LLC effective September 1, 2005.

Depreciation, Amortization and Accretion.   Depreciation, amortization and accretion expense totaled $11.1 million for the year ended December 31, 2005 compared with $4.1 million for the year ended December 31, 2004, an increase of $7.0 million, or 169.3%. This increase is primarily attributable to the contribution of the Worland gathering system and the compression assets from Hiland Partners, LLC on February 15, 2005 and the acquisition of the Bakken gathering system effective September 1, 2005.

General and Administrative.   General and administrative expense totaled $2.5 million for the year ended December 31, 2005 compared with $1.1 million for the year ended December 31, 2004, an increase of $1.5 million, or 134.9%. The increase is primarily attributable to approximately $0.4 million for expenses related to adding staff as a result of Hiland Partners’ growth and approximately $0.7 million for the additional costs of being a public company.

Other Income (Expense).   Other income (expense) totaled ($2.2) million for the year ended December 31, 2005 compared with ($0.8) million for the year ended December 31, 2004, an increase in expense of $1.5 million, or 192.4%. The increase is primarily attributable to additional interest expense and amortization of deferred debt issuance costs associated with Hiland Partners’ credit facility relating to the acquisition of the Bakken gathering system effective September 1, 2005.

Minority Interest.   Affiliate and non-affiliate minority interest in Hiland Partners’ net income, which represents the allocation of Hiland Partners’ earnings to its limited partners, was $9.4 million for the year ended December 31, 2005. There was no affiliated and non-affiliated minority interest in Hiland Partners’ net income for the year ended December 31, 2004 as Hiland Partners did not begin operations until February 15, 2005.

General Trends and Outlook

We expect Hiland Partners’ business to continue to be affected by the following key trends. These expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our expectations may vary materially from actual results. Please see “Forward-Looking Statements.”

U.S. Gas Supply and Outlook.   We believe that current natural gas prices will continue to result in relatively high levels of natural gas-related drilling as producers seek to increase their level of natural gas production. Although the number of U.S. natural gas wells drilled has increased overall in recent years, a corresponding increase in production has not been realized, primarily as a result of smaller discoveries. We believe that an increase in U.S. drilling activity and additional sources of supply such as liquefied natural gas imports will be required for the natural gas industry to meet the expected increased demand for, and to compensate for the slowing production of, natural gas in the United States.

A number of the areas in which Hiland Partners operates are experiencing significant drilling activity as result of recent favorable natural gas prices, new discoveries and the implementation of new exploration and production techniques. We believe that this higher level of activity will continue. We also believe that Hiland Partners’ Badlands gathering system is located in an area where ongoing secondary recovery operations may provide Hiland Partners with additional natural gas volumes.

While we anticipate continued high levels of exploration and production activities in a number of the areas in which Hiland Partners operates, fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of new oil and natural gas reserves. Drilling activity generally decreases as oil and natural gas prices decrease. We have no control over the level of drilling activity in the areas of Hiland Partners’ operations.

Processing Margins.   During 2006 Hiland Partners’ margins increased due to increased volumes but decreased due to reduced natural gas prices and NGL prices, resulting in a net increase in margins. During 2005 and 2004, Hiland Partners generally had seen our margins increase as natural gas prices and NGL prices have increased, primarily as a result of Hiland Partners’ percentage-of-proceeds contracts. During 2004, this positive impact on margins was partially offset by the negative impact on margins resulting from the price of natural gas increasing relative to the price of NGLs, primarily as a result of percentage-of-index contracts. Hiland Partners’ profitability is dependent upon pricing and market demand for natural gas and NGLs, which are beyond its control and have been volatile.

Rising Interest Rate Environment.   As a result of the strengthening of the overall U.S. economy and the resulting tightening of monetary policy, interest rates, including the interest rates under Hiland Partners’ credit facility, have risen since mid-2004. If the overall economy strengthens further, it is likely that monetary policy will continue to tighten, resulting in higher interest rates to counter possible inflation. Interest rates on future credit facility borrowings and debt offerings could be higher than current levels, causing Hiland Partners’ financing costs to increase accordingly. Although this could limit Hiland Partners’ ability to raise funds in the debt capital markets, Hiland Partners expects to remain competitive with respect to acquisitions and capital projects, as competitors would face similar circumstances. As with other yield oriented securities, our unit price and Hiland Partners’ unit price are impacted by the level of cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank related yield oriented securities for investment decision making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our and Hiland Partners’ units, and a rising interest rate environment could have an adverse impact on our and Hiland Partners’ unit price and our and Hiland Partners’ ability to issue additional equity to make acquisitions, reduce debt or for other purposes.

Impact of Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We rely on distributions from Hiland Partners to fund cash requirements for our operations. Cash generated from operations, borrowings under Hiland Partners’ credit facility and funds from private or public equity and future debt offerings are Hiland Partners’ primary sources of liquidity. We believe that funds from these sources should be sufficient to meet both Hiland Partners’ short-term working capital requirements and its long-term capital expenditure requirements. Hiland Partners’ ability to pay distributions to unitholders, to fund planned capital expenditures and to make acquisitions depends upon Hiland Partners’ future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in Hiland Partners’ industry and financial, business and other factors, some of which are beyond Hiland Partners’ control.

Year ended December 31, 2006 Compared to Year ended December 31, 2005

Cash Flows from Operating Activities.   Cash flows from operating activities increased by $30.3 million to $38.5 million for the year ended December 31, 2006 from $8.2 million for the year ended December 31, 2005. Approximately $13.3 million of the increase is attributable to higher net income plus depreciation and amortization during the year ended December 31, 2006 as compared to the year ended December 31, 2005. In addition, changes in working capital items exclusive of cash contributed $2.2 million to cash flows from operating activities during the year ended December 31, 2006 as compared to reducing cash flows from operating activities by $13.8 million for the year ended December 31, 2005. The use of cash in operating activities in 2005 was primarily a result of replenishing accounts receivable after the closing of Hiland Partners initial public offering and increased accounts receivable as a result of higher realized prices for natural gas and NGLs at December 31, 2005. In connection with Hiland Partners formation, $9.1 million of Continental Gas, Inc. accounts receivables was retained by former owners of Continental Gas, Inc. Accounts receivables increased at December 31, 2006 as compared to December 31, 2005 as a result of receivables related to the acquisition of the Kinta Area gathering assets, but were offset by decreased natural gas and NGL prices at December 31, 2006 as compared to natural gas and NGL prices at December 31, 2005. Accounts payable and accrued midstream purchases as of December 31, 2006 increased due to increased vendor payables relating to internal expansion and growth projects and additional accounts payable relating to the operations of the Kinta Area gathering assets acquired on May 1, 2006, both of which were offset by a reduction in midstream purchases payable due to reduced natural gas and NGL purchase prices at December 31, 2006 as compared to natural gas and NGL prices at December 31, 2005.

Cash Flows Used for Investing Activities.   Cash flows used in investing activities, which represent investments in property and equipment and payments made for acquisitions, increased to $158.4 million from $74.9 million, an increase of $83.5 million for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The increase is primarily a result of the Kinta Area gathering assets acquisition on May 1, 2006, the ongoing progress on our Badlands expansion project, continued growth at the Bakken gathering system and various other internal expansion projects.

Cash Flows from Financing Activities.   Cash flows from financing activities increased to $124.2 million for the year ended December 31, 2006 from $72.8 million for the year ended December 31, 2005. We completed our initial public offering of 8,050,000 common units on September 25, 2006, receiving net proceeds of $139.6 million. The proceeds from the public offering were used to repay approximately $1.8 million in offering costs, $35.0 million of outstanding debt of the Hiland Partners GP, LLC plus accrued interest of approximately $1.0 million, and distributed to the Contributing Parties as follows: (1) $57.5 million to Mr. Hamm, (2) $24.1 million to the Harold Hamm DST Trust, (3) $16.1 million to the Harold Hamm HJ Trust, (4) $2.9 million to Randy Moeder and (5) $1.2 million to Ken Maples. During the year ended December 31, 2006, Hiland Partners borrowed $113.3 million under its credit facility to partially fund the Kinta Area gathering assets acquisition on May 1, 2006 and to fund its internal expansion projects at Badlands, Kinta Area and Bakken. On May 1, 2006, Hiland Partners GP, LLC borrowed $35.0 million to purchase 761,714 common units and 15,545 general partner units of Hiland Partners, which was used by Hiland Partners to complete the Kinta Area gathering assets acquisition on the same day. During the year ended December 31, 2006 we incurred $0.4 million of debt issuance costs and Hiland Partners incurred $0.9 million. During the year ended December 31, 2006, Hiland Partners GP, LLC’s members contributed $36.5 million as a capital contribution. During the year ended December 31, 2006, we accrued a distribution of $0.3 million to our unitholders, Hiland Partners distributed $22.7 million to its minority interest unitholders, and Hiland Partners GP, LLC distributed $1.8 million to its members. Hiland Partners completed its initial public offering of 2,300,000 common units on February 15, 2005, receiving net proceeds of $48.1 million. The proceeds from the public offering were used to (1) pay remaining offering costs of $2.2 million and deferred debt issuance costs of $0.6 million, (2) pay outstanding indebtedness of $22.9 million, (3) redeem $6.3 million of common units from an affiliate of Harold Hamm and the Hamm Trusts, and (4) make a $3.9 million distribution to the previous owners of Hiland Partners, LLC. Hiland Partners retained $12.2 million to replenish working capital. During the year ended December 31, 2005, Hiland Partners GP, LLC’s members contributed $1.5 million as a capital contribution. During the year ended December 31, 2005, Hiland Partners distributed $8.2 million to minority interest unitholders, and Hiland Partners GP, LLC distributed $1.0 million to its members. During the period from January 1, 2005 to February 14, 2005, Continental Gas, Inc. repaid $1.1 million of its outstanding indebtedness.

Year ended December 31, 2005 Compared to Year ended December 31, 2004

Cash Flows from Operating Activities.   Cash flows from operating activities increased by $0.2 million to $8.2 million for the year ended December 31, 2005 from $8.0 million for the year ended December 31, 2004. We received cash flows from customers of approximately $143.4 million due to increased prices for natural gas and NGLs and higher volumes sold in 2005, had cash payments to our suppliers and employees of approximately $133.9 and payment of interest expense of $1.4 million, net of amounts capitalized, resulting in cash received from our operating activities of approximately $8.2 million. Changes in cash receipts and payments are primarily due to the timing of collections at the end of our reporting periods. We collect and pay large receivables and payables at the end of each calendar month and the timing of these payments and receipts may vary by a day or two between month-end periods, causing these fluctuations. Increased natural gas and natural gas liquids prices together with the acquisition of the Bakken assets contributed to increases in accounts receivable, accrued midstream revenues, accounts payable and accrued midstream purchases during 2005. In connection with Hiland Partners formation, $9.1 million of accounts receivables of Continental Gas, Inc. was retained by the former owners of Continental Gas, Inc. Net income for the year ended December 31, 2005 was $10.3 million, an increase of $5.4 million from a net income of $4.9 million for the year ended December 31, 2004. Our non-cash expenses increased by $7.3 million to $11.6 million in 2005 from $4.3 million in 2004.

Cash Flows Used for Investing Activities.   Cash flows used for investing activities, which represent investments in property and equipment, increased by $69.6 million to $74.9 million for the year ended December 31, 2005 from $5.3 million for the year ended December 31, 2004. The acquisition of the Bakken gathering system assets totaled approximately $64.6 million.

Cash Flows from Financing Activities.   Cash flows from financing activities increased to $72.8 million for the year ended December 31, 2005 from ($2.9) million for the year ended December 31, 2004. Hiland Partners completed its initial public offering of 2,300,000 common units on February 15, 2005, receiving net proceeds of $48.1 million. The proceeds from the public offering were used to (1) pay remaining offering costs of $2.2 million and deferred debt issuance costs of $0.6 million, (2) pay outstanding indebtedness of $22.9 million, (3) redeem $6.3 million of common units from an affiliate of Harold Hamm and the Hamm Trusts, and (4) make a $3.9 million distribution to the previous owners of Hiland Partners, LLC. Hiland Partners retained $12.2 million to replenish working capital. During the period from January 1, 2005 to February 14, 2005, Continental Gas, Inc. repaid $1.1 million of its outstanding indebtedness. On September 26, 2005, Hiland Partners borrowed $93.7 million under its amended credit facility in connection with the acquisition of Hiland Partners, LLC and incurred an additional $0.5 million in debt issuance costs by amending its credit facility.

In addition, cash flows from financing activities for the year ended December 31, 2005 reflect a $27.8 million distribution to the controlling member of Hiland Partners’ general partner in connection with the acquisition of Hiland Partners, LLC. The controlling member of Hiland Partners’ general partner owned 49% of Hiland Partners, LLC. The $27.8 million distribution presented in our statement of cash flows reflects the difference in the purchase price paid to the controlling member of Hiland Partners’ general partner and its cost basis in the net assets of Hiland Partners, LLC. During the third quarter Hiland Partners’ general partner contributed $7,000 to maintain its 2% interest in us as a result of our issuance of 8,000 restricted common units to non-employee board members of our general partner. On November 21, 2005, Hiland Partners completed its follow-on public offering of 1,630,000 common units, receiving net proceeds, including a $1.4 million contribution from its general partner to maintain its 2% interest in Hiland Partners, less underwriter discount of $3.4 million, of $66.1 million. Offering costs associated with Hiland Partners follow-on public offering totaled $0.6 million. Concurrent with the closing of the secondary public offering, Hiland Partners repaid $65.2 million of its credit facility borrowings they had previously used to fund the Bakken acquisition. During the fourth quarter of 2005, Hiland Partners borrowed $5.3 million under its credit facility to fund capital expansion projects. From February 15, 2005 through December 31, 2005, Hiland Partners distributed $8.3 million to its unitholders.

Capital Requirements

The midstream energy business is capital intensive, requiring significant investment to maintain and upgrade existing operations. Our capital requirements have consisted primarily of, and we anticipate will continue to be:

•       maintenance capital expenditures, which are capital expenditures made to replace partially or fully depreciated assets to maintain the existing operating capacity of Hiland Partners’ assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows; and

•       expansion capital expenditures such as those to acquire additional assets to grow Hiland Partners’ business, to expand and upgrade gathering systems, processing plants, treating facilities and fractionation facilities and to construct or acquire similar systems or facilities.

Given Hiland Partners objective of growth through acquisitions and expansions, Hiland Partners anticipates that it will continue to invest significant amounts of capital to grow and acquire assets. Hiland Partners actively considers a variety of assets for potential acquisitions. For a discussion of the primary factors considered in deciding whether to pursue a particular acquisitions, please read “—Our Growth Strategy—Acquisitions”

Total Contractual Cash Obligations.   A summary of our contractual cash obligations as of December 31, 2006, which includes expansion projects for the Badlands and Kinta Area gathering systems, is presented below:

	Payment Due by Period
	Total	Due in	Due in	Due in	Due in	Due in
Type of Obligation	Obligation	2007	2008	2009	2010	2011	Thereafter
	(in thousands)
Hiland Holdings’ revolving credit facility	$254	$—	$—	$254	$—	$—	$—
Hiland Partners’ revolving credit facility	147,064	—	—	—	—	147,064	—
Contracts on internal expansion projects	12,532	11,203	326	325	326	325	27
Operating leases and service agreements	1,423	774	278	138	83	49	101
Total contractual cash obligations	$161,273	$11,977	$604	$717	$409	$147,438	$128

(1)             For a discussion of our senior secured revolving credit facility, please read “—Credit Facility” below.

(2)             Internal Expansion Projects

Badlands Expansion Project.   On November 8, 2005, Hiland Partners entered into a new 15-year definitive gas purchase agreement with Continental Resources, Inc. under which we will gather, treat and process additional natural gas, which is produced as a by-product of Continental Resources, Inc.’s secondary oil recovery operations, in the areas specified by the contract. In order to fulfill the obligations under the agreement, Hiland Partners intends to expand its Badlands gas gathering system and processing plant located in Bowman County, North Dakota. This expansion project will include the construction of a 40,000 Mcf/d nitrogen rejection plant and the expansion of the existing Badlands field gathering infrastructure. The expansion project, which is targeted for completion in the second quarter of 2007, is expected to cost approximately $49.5 million, including an additional $9.5 million to be invested later in 2007 to expand the system. Hiland Partners is currently funding this expansion project using its existing bank credit facility. Commitments on contracts related to the Badlands expansion project included in the table above are approximately $5.9 million. The cost to expand the system may exceed expected costs if assumptions as to construction costs or other factors are incorrect or as a result of other events that are beyond our control.

Kinta Area Treating Facilities.   Hiland Partners is in the process of installing four amine-treating facilities at several of our Kinta Area gathering system locations to remove excess carbon dioxide from the natural gas. We are also installing additional compression facilities to expand the current capacity by approximately 3,000 Mcf/d on these gathering systems. Hiland Partners will invest approximately $6.0 million on these projects and expects that the projects will be completed by the end of the first quarter of 2007. Commitments on contracts related to these projects included in the table above are approximately $4.1 million. The cost to expand the system may exceed expected costs if assumptions as to construction costs or other factors are incorrect or as a result of other events that are beyond our control.

Financial Derivatives and Commodity Hedges.   Hiland Partners has entered into certain financial derivative instruments that are classified as cash flow hedges in accordance with SFAS No. 133, as amended, and relate to forecasted sales in 2007 and 2008. Hiland Partners entered into these instruments to hedge the forecasted natural gas and NGL sales or purchases against the variability in expected future cash flows attributable to changes in market prices. The swap instruments are contractual agreements between a counterparty and us to exchange obligations of money as the underlying natural gas or NGLs are sold or purchased. Under these swap agreements, we either receive or pay a monthly net settlement that is determined by the difference between a fixed price and a floating price based on certain indices for the relevant contract period for the agreed upon volumes. The following table provides information about these financial derivative instruments for the periods

		Average	Fair Value
	Volume	Fixed Price	Asset
Description and Production Period	(MMBtu)	(per MMBtu)	(Liability)
Natural Gas—Sold Fixed for Floating Price Swaps
January 2007 - December 2007	1,620,000	$8.03	$4,634
January 2008 - March 2008	1,620,000	$8.00	1,955
			$6,589

	(MMBtu)	(per MMBtu)
Natural Gas—Buy Fixed for Floating Price Swaps
January 2007 - December 2007	600,000	$8.87	$(1,625)
January 2008 - March 2008	150,000	$8.87	(194)
			$(1,819)

	(Bbls)	(per Gallon)
Natural Gas Liquids—Sold Fixed for Floating Price Swaps
January 2007 - December 2007	152,652	$1.13	$(204)
January 2008 - March 2008	38,163	$1.13	(97)
			$(301)

Fixed Price Physical Forward Sales Contracts.   In addition to the contractual obligations noted in the table above, Hiland Partners has executed various natural gas fixed price physical forward sales contracts on approximately 115,000 MMBtu per month for 2007 and 100,000 MMBtu per month for 2008 with fixed prices ranging from $4.49 to $9.13 per MMBtu in 2007 and $8.43 per MMBtu in 2008. These contracts have been designated as normal sales under SFAS No. 133 and are therefore not marked to market as derivatives. A summary of our fixed price physical forward sales contracts is presented in the table below:

		Average
		Fixed Price
Production Period	(MMBtu)	(per MMBtu)
January 2007 - December 2007	1,380,000	$6.92
January 2007 - December 2008	1,200,000	$8.43

Off-Balance Sheet Arrangements.   We had no significant off-balance sheet arrangements as of December 31, 2006.

Credit Facility

Hiland Partners GP, LLC

On May 1, 2006, Hiland Partners GP, LLC entered into an unsecured credit agreement under which it borrowed $35.0 million to purchase 761,714 common units and 15,545 general partner units from Hiland

Partners. The loan was guaranteed by all Hiland Partners GP, LLC’s members and matured and was paid in full upon the completion of our initial public offering on September 25, 2006. Hiland Partners GP, LLC’s board of directors, as well as the conflicts committee of its board of directors, consisting of independent directors, approved the transaction.

Hiland Holdings

On September 25, 2006, concurrently with the closing of our initial public offering, Hiland Holdings entered into a three-year $25.0 million secured revolving credit facility. The facility will permit us, if certain conditions are met, to increase borrowing capacity by up to an additional $25.0 million. The facility will be secured by all of our ownership interests in Hiland Partners and its general partner, other than the 2% general partner interest and the incentive distribution rights.

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

The amount we may borrow under the facility is limited to the lesser of: (i) 50% of the sum of the value of the Hiland Partners common and subordinated units and certain other assets held by us and certain of our subsidiaries at the end of each fiscal quarter and (ii) the maximum available amount of the facility (currently $25.0 million). For purposes of this calculation, the value of (i) the Hiland Partners common units on any date shall be the closing price for such units as reflected on the Nasdaq National Market on any date, and (ii) the Hiland Partners subordinated units on any date shall be deemed to equal 85% of the value of the Hiland Partners common units on such date.

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

As of December 31, 2006, we had $0.3 million outstanding under this credit facility and were in compliance with our financial covenants.

Hiland Partners

Concurrently with the closing of its initial public offering, Hiland Partners entered into a three-year $55.0 million senior secured revolving credit facility. On September 26, 2005, concurrently with the closing of the Bakken acquisition, Hiland Partners amended this facility to increase its borrowing capacity under the facility to $125.0 million. On June 8, 2006, Hiland Partners entered into a second amendment to its credit facility to, among other things, increase its borrowing base to $200 million and revise certain covenants. The facility currently consists of:

•       a $191.0 million senior secured revolving credit facility to be used for funding acquisitions and other capital expenditures, issuance of letters of credit and general corporate purposes (the “revolving acquisition facility”); and

•       a $9.0 million senior secured revolving credit facility to be used for working capital and to fund distributions (the “revolving working capital facility”).

In addition, Hiland Partners’ credit facility provides for an accordion feature, which permits Hiland Partners, if certain conditions are met, to increase the size of the revolving acquisition facility by up to an additional $150.0 million and allows for the issuance of letters of credit of up to $15.0 million in the aggregate. The credit facility will mature in May 2011. At that time, the agreement will terminate and all outstanding amounts thereunder will be due and payable.

Hiland Partners’ obligations under the credit facility are secured by substantially all of its assets and guaranteed by Hiland Partners and all of its subsidiaries, other than Hiland Operating, LLC its operating company, which is the borrower under the credit facility.

Indebtedness under the credit facility will bear interest, at Hiland Partners’ option, at either (i) an Alternate Base Rate plus an applicable margin ranging from 50 to 125 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 150 to 225 basis points per annum based on Hiland Partners’ ratio of consolidated funded debt to EBITDA. The Alternate Base Rate is a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the Federal Funds effective rate in effect on such day plus ½ of 1%. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 1.0%. An unused commitment fee ranging from 25 to 50 basis points per annum based on Hiland Partners’ ratio of consolidated funded debt to EBITDA will be payable on the unused portion of the credit facility. During any step-up period (as defined below), the applicable margin with respect to loans under the credit facility will be increased by 35 basis points per annum and the unused commitment fee will be increased by 12.5 basis points per annum.

The credit facility prohibits Hiland Partners from making distributions to unitholders if any default or event of default, as defined in the credit facility, has occurred and is continuing or would result from the distribution. In addition, the credit facility contains various covenants that limit, among other things, subject to certain exceptions and negotiated “baskets,” Hiland Partners’ ability to:

•       incur indebtedness;

•       grant liens;

•       make certain loans, acquisitions and investments;

•       make any material changes to the nature of its business;

•       amend its material agreements, including the Omnibus Agreement; or

•       enter into a merger, consolidation or sale of assets.

The credit facility also contains covenants requiring Hiland Partners to maintain:

•       a maximum consolidated funded debt to EBITDA ratio of 4.0:1.0, provided that in the event Hiland Partners makes certain permitted acquisitions or capital expenditures, the credit facility allows this ratio to increase to 4.75:1.0 for the following three fiscal quarters (a “step-up period”); and

•       a minimum interest coverage ratio of 3.0:1.0.

The credit facility defines EBITDA as Hiland Partners’ consolidated net income, plus income tax expense, interest expense, depreciation and amortization expense, amortization of intangibles and organizational costs, non-cash unit based compensation expense, and adjustments for non-cash gains and losses on specified derivative transactions and for other extraordinary items.

Upon the occurrence of an event of default under the credit facility, the lenders may, among other things, be able to accelerate the maturity of the credit facility and exercise other rights and remedies as set forth in the credit facility. Each of the following will be an event of default:

•       failure to pay any principal when due or any interest, fees or other amount within 3 business days of when due;

•       failure of any representation or warranty to be true and correct in all material respects;

•       failure to perform or otherwise comply with the covenants in the credit facility or other loan documents, in certain cases subject to certain grace periods;

•       default by Hiland Partners or any of its subsidiaries on the payment of any other indebtedness in excess of $1.0 million, or any default in the performance of any obligation or condition with respect to such indebtedness beyond the applicable grace period if the effect of the default is to permit or cause the acceleration of the indebtedness;

•       bankruptcy or insolvency events involving Hiland Partners, Hiland Partners’ general partner or its subsidiaries;

•       material default by any party to any material agreement, which is not cured within the time period specified in the material agreement for cure, that is reasonably expected to have a material adverse effect;

•       the entry, and failure to pay or contest in good faith, of one or more adverse judgments in an aggregate amount of $500,000 or more in excess of third party insurance coverage;

•       a change of control (as defined in the credit facility); and

•       invalidity of any loan documentation.

The credit facility limits distributions to Hiland Partners’ unitholders to available cash, and borrowings to fund such distributions are only permitted under the revolving working capital facility. The revolving working capital facility is subject to an annual “clean-down” period of 15 consecutive days in which the amount outstanding under the revolving working capital facility is reduced to zero.

As of December 31, 2006, Hiland Partners had $147.1 million outstanding under the credit facility and were in compliance with its financial covenants.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not decided if we will early adopt SFAS No. 159 or if we will choose to measure any eligible financial assets and liabilities at fair value.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.”  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) such as fair value hierarchy used to classify the source of information used in fair value measurements (i.e., market based or non-market based) and expands disclosure about fair value measurements based on their level in the hierarchy. This Statement applies to derivatives and other financial instruments, which Statement 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires be measured at fair value at initial recognition and for all subsequent periods. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We will apply the provisions of the Statement prospectively in our first interim period in the fiscal year beginning on January 1, 2008 and we do not expect a change in our methodologies of fair value measurements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the “roll-over” and “iron curtain” method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. We applied the methodology consistent with SAB 108 in connection with the preparation of these annual financial statements for the year ending December 31, 2006 and did not record an adjustment.

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

Revenue Recognition.   Revenues for sales and gathering of natural gas and NGLs product sales are recognized at the time the product is delivered and title, if applicable, is transferred. Revenues for compression services are recognized when the services under the agreement are performed. Revenues from oil and gas production (discontinued operations) were recorded in the month produced and title was transferred to the purchaser.

Derivatives.   We utilize derivative financial instruments to reduce commodity price risks. We do not hold or issue derivative financial instruments for trading purposes. Statement of Financial Accounting Standards (or SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which was amended in June 2000 by SFAS No. 138 and in May 2003 by SFAS No. 149, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Derivatives that are not designated as hedges are adjusted to fair value through income. If the derivative is designated as a hedge, depending upon the nature of the hedge, changes in the fair value of the derivatives are either offset against the fair value of assets, liabilities or firm commitments through income, or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a derivative’s change in fair value is immediately recognized into income. If a derivative no longer qualifies for hedge accounting the amounts in accumulated other comprehensive income will be immediately charged to operations.

Depreciation and Amortization.   Depreciation of all equipment is determined under the straight-line method using various rates based on useful lives, 10 to 22 years for pipeline and processing plants, and 3 to 10 years for corporate and other assets. The cost of assets and related accumulated depreciation is removed from the accounts when such assets are disposed of, and any related gains or losses are reflected in current earnings. Maintenance, repairs and minor replacements are expensed as incurred. Costs of replacements constituting improvement are capitalized. Intangible assets consist of the acquired value of existing contracts to sell natural gas and other NGLs, compression contracts and identifiable customer relationships, which do not have significant residual value. The contracts are being amortized over their estimated lives of ten years.

Asset Retirement Obligations.   SFAS No. 143 “Accounting for Asset Retirement Obligations” requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost is allocated to expense using a systematic and rational method and the liability is accreted to measure the change in liability due to the passage of time. The primary impact of this standard relates to our estimated costs for dismantling and site restoration of certain of our plants and pipelines. Estimating future asset retirement obligations requires us to make estimates and judgments regarding timing, existence of a liability, as well as what constitutes adequate restoration. We use the present value of estimated cash flows related to our asset retirement obligation to determine the fair value, generally as estimated by third party consultants. The present value calculation requires us to make numerous assumptions and judgments, including the ultimate costs of dismantling and site restoration, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligation liability, a corresponding adjustment will be required to the related asset. We believe the estimates and judgments reflected in our financial statements are reasonable but are necessarily subject to the uncertainties we have just described. Accordingly, any significant variance in any of the above assumptions or factors could materially affect our cash flows.

Impairment of Long-Lived Assets.   In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we evaluate our long-lived assets, including intangible assets, of identifiable business activities for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on management’s estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value. For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is re-determined when related events or circumstances change.

When determining whether impairment of one of our long-lived assets has occurred, we must estimate the undiscounted cash flows attributable to the asset or asset group. Our estimate of cash flows is based on assumptions regarding the volume of reserves providing asset cash flow and future NGL product and natural gas prices. The amount of reserves and drilling activity are dependent in part on natural gas prices. Projections of reserves and future commodity prices are inherently subjective and contingent upon a number of variable factors, including, but not limited to:

•       changes in general economic conditions in regions in which the Partnership’s products are located;

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

Share Based Compensation.   In October 1995 the FASB issued SFAS No. 123, “Share-Based Payment,” which was revised in December 2004 (“SFAS 123R”). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that cost be measured based on the fair value of the equity or liability instruments issued. We adopted SFAS 123R September 25, 2006 and Hiland Partners adopted SFAS 123R January 1, 2006. We have applied SFAS 123R using the permitted modified prospective method beginning as of the same date. Hiland Partners had unearned deferred compensation of $289 as of January 1, 2006 which has been eliminated against Hiland Partners common unit equity. Prior to January 1, 2006 Hiland Partners recorded any unamortized compensation related to restricted unit awards as unearned compensation in equity. We expect no change to cash flow presentation from the adoption of SFAS 123R since no tax benefits were recognized by Hiland Partners as a pass through entity.

We estimate the fair value of each option granted on the date of grant using the American Binomial option-pricing model. In estimating the fair value of each option, we use our peer group volatility averages as determined on the option grant dates. We calculate expected lives of the options under the simplified method as prescribed by the SEC Staff Accounting Bulletin 107 and have used a risk free interest rate based on the applicable U.S. Treasury yield in effect at the time of grant. Our compensation expense for these awards is recognized on the graded vesting attribution method. Units to be issued under our unit incentive plan may be from newly issued units. Prior to Hiland Partners adoption of SFAS 123R on

January 1, 2006, they applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the unit-based compensation awards.

Disclosure Regarding Forward-Looking Statements

This annual report on Form 10-K includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding our plans, goals, beliefs or current expectations. Statements using words such as “anticipate,” “believe,” “intend,” “project,” “plan,” “continue,” “estimate,” “forecast,” “may,” “will,” or similar expressions help identify forward-looking statements. Although we believe such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that every objective will be reached.

Actual results may differ materially from any results projected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks, difficult to predict, and beyond management’s control. Such factors include:

•       our ability to pay distributions to our unitholders;

•       our expected receipt of distributions from Hiland Partners;

•       the general economic conditions in the United States of America as well as the general economic conditions and currencies in foreign countries;

•       the continued ability of Hiland Partners to find and contract for new sources of natural gas supply;

•       the amount of natural gas transported on Hiland Partners’ gathering systems;

•       the level of throughput in Hiland Partners’ natural gas processing and treating facilities;

•       the fees Hiland Partners charges and the margins realized for its services;

•       the prices and market demand for, and the relationship between, natural gas and NGLs;

•       energy prices generally;

•       the level of domestic oil and natural gas production;

•       the availability of imported oil and natural gas;

•       actions taken by foreign oil and gas producing nations;

•       the political and economic stability of petroleum producing nations;

•       the weather in Hiland Partners’ operating areas;

•       the extent of governmental regulation and taxation;

•       hazards or operating risks incidental to the transporting, treating and processing of natural gas and NGLs that may not be fully covered by insurance;

•       competition from other midstream companies;

•       loss of key personnel;

•       the availability and cost of capital and Hiland Partners’ ability to access certain capital sources;

•       changes in laws and regulations to which we and Hiland Partners are subject, including tax, environmental, transportation and employment regulations;

•       the costs and effects of legal and administrative proceedings;

•       the ability to successfully identify and consummate strategic acquisitions at purchase prices that are accretive to the Hiland Partners’ financial results; and

•       risks associated with the construction of new pipelines and treating and processing facilities or additions to Hiland Partners’ existing pipelines and facilities.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Our future results will depend upon various other risks and uncertainties, including those described elsewhere in Item 7-”Risk Factors.” Other unknown or unpredictable factors also could have material adverse effects on our future results. You should not put undue reliance on any forward-looking statements.

All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. We undertake no duty to update our forward-looking statements.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is commodity price risk for natural gas and NGLs. We also incur, to a lesser extent, risks related to interest rate fluctuations. We do not engage in commodity energy trading activities.

Commodity Price Risks.   Our profitability is affected by volatility in prevailing NGL and natural gas prices. Historically, changes in the prices of most NGL products have generally correlated with changes in the price of crude oil. NGL and natural gas prices are volatile and are impacted by changes in the supply and demand for NGLs and natural gas, as well as market uncertainty. For a discussion of the volatility of natural gas and NGL prices, please read “Risk Factors—Risk Factors Related to our Business—Our cash flow is affected by the volatility of natural gas and NGL product prices, which could adversely affect our ability to make distributions to unitholders.” To illustrate the impact of changes in prices for natural gas and NGLs on our operating results, we have provided the table below, which reflects, for the year ended December 31, 2006, the impact on our total segment margin of a $0.01 per gallon change (increase or decrease) in NGL prices coupled with a $0.10 per MMBtu change (increase or decrease) in the price of natural gas. The magnitude of the impact on total segment margin of changes in natural gas and NGL prices presented may not be representative of the magnitude of the impact on total segment margin for different commodity prices or contract portfolios. Natural gas prices can also affect our profitability indirectly by influencing the level of drilling activity and related opportunities for our services.

		For the Year Ended December 31, 2006
		Natural Gas Price Change ($/MMBtu)
		$0.10	$(0.10)
NGL Price	$0.01	$263,000	$93,000
Change ($/gal)	$(0.01)	$(134,000)	$(356,000)

We manage this commodity price exposure through an integrated strategy that includes management of our contract portfolio, optimization of our assets and the use of derivative contracts. As a result of these derivative contracts, we have hedged a portion of our expected exposure to natural gas prices and NGL prices in 2007 and 2008. We continually monitor our hedging and contract portfolio and expect to continue to adjust our hedge position as conditions warrant. The following table provides information about our derivative instruments for the periods indicated:

		Average	Fair Value
	Volume	Fixed Price	Asset
Description and Production Period	(MMBtu)	(per MMBtu)	(Liability)
Natural Gas—Sold Fixed for Floating Price Swaps
January 2007 - December 2007	1,620,000	$8.03	$4,634
January 2008 - March 2008	1,620,000	$8.00	1,955
			$6,589

	(MMBtu)	(per MMBtu)
Natural Gas—Buy Fixed for Floating Price Swaps
January 2007 - December 2007	600,000	$8.87	$(1,625)
January 2008 - March 2008	150,000	$8.87	(194)
			$(1,819)

	(Bbls)	(per Gallon)
Natural Gas Liquids—Sold Fixed for Floating Price Swaps
January 2007 - December 2007	152,652	$1.13	$(204)
January 2008 - March 2008	38,163	$1.13	(97)
			$(301)

In addition to the derivative instruments noted in the table above, Hiland Partners has executed various natural gas fixed price physical forward sales contracts on approximately 115,000 MMBtu per month for 2007 and 100,000 MMBtu per month for 2008 with fixed prices ranging from $4.49 to $9.13 per MMBtu in 2007 and $8.43 per MMBtu in 2008. These contracts have been designated as normal sales under SFAS No. 133 and are therefore not marked to market as derivatives. A summary of our fixed price physical forward sales contracts is presented in the table below:

		Average
		Fixed Price
Production Period	(MMBtu)	(per MMBtu)
January 2007 - December 2007	1,380,000	$6.92
January 2007 - December 2008	1,200,000	$8.43

Interest Rate Risk.   We are exposed to changes in interest rates as a result of our credit facilities, which have floating interest rates. As of December 31, 2006 we had approximately $0.3 million of indebtedness outstanding under our credit facility which was used to finance the costs related to the closing of our $25.0 million secured revolving credit facility. As of December 31, 2006, Hiland Partners had approximately $147.1 million of indebtedness outstanding under its credit facility. The impact of a 100 basis point increase or decrease in interest rates on the amount of current debt would result in an increase or decrease in interest expense and a corresponding decrease or increase in net income of approximately $1.5 million annually.

Credit Risk.   Counterparties pursuant to the terms of their contractual obligations expose us to potential losses as a result of nonperformance. OGE Energy Resources, Inc., Montana-Dakota Utility Company and SemStream, L.P. were Hiland Partners’ largest customers for the year ended December 31,

2006, accounting for approximately 20%, 15% and 14%, respectively, of revenues. Consequently, changes within one or more of these companies’ operations have the potential to impact, both positively and negatively, our credit exposure. Our counterparty for all of our derivative instruments as of December 31, 2006 is BP Corporation North America, Inc.

Item 8.                        Financial Statements and Supplementary Data

See our Financial Statements beginning on page F-1 for the information required by this Item.

Item 9.                        Changes in and Disagreements on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this annual report on Form 10-K.  Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of our disclosure controls and procedures are effective in ensuring that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal control over financial reporting.

For a six-month period beginning May 1, 2006, the accounting processes related to the Kinta Area gathering assets Hiland Partners acquired on that date were performed under a transition agreement with the seller, Enogex Gas Gathering L.L.C. For this six-month period, internal controls over financial reporting relating to Enogex Gas Gathering L.L.C.’s accounting processes were reviewed for completeness and accuracy on a monthly basis. Beginning on November 1, 2006, the accounting processes were assumed by Hiland Partners and became subject to the same internal controls over financial reporting established in Hiland Partners other gathering systems. There have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.               Other Information

There have been no events that occurred in the fourth quarter of 2006 that would need to be reported on Form 8-K that have not been previously reported.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

As is the case with many publicly traded partnerships, we do not have officers, directors or employees. Our operations and activities are managed by our general partner, Hiland Partners GP Holdings, LLC. References to our directors, officers, and employees are references to the officers, directors and employees of Hiland Partners GP Holdings, LLC. Unitholders do not directly or indirectly participate in our management or operation. Our general partner owes a fiduciary duty to our unitholders, as limited by our partnership agreement.

Directors are elected for one-year terms. The following table shows information regarding the current directors and executive officers of Hiland Partners GP Holdings, LLC. On March 14, 2007, we announced that Randy Moeder intends to resign as Chief Executive Officer and director of both our general partner and the general partner of Hiland Partners, LP to pursue other career opportunities. Mr. Moeder has agreed to remain in such positions for approximately six months. Harold Hamm, Chairman of the board of directors of our general partner, is heading up a committee to secure a replacement for Mr. Moeder.

Name	Age	Position with Our General Partner
Harold Hamm	61	Chairman of the Board of Directors
Randy Moeder	46	Chief Executive Officer, President and Director
Ken Maples	44	Chief Financial Officer, Vice President—Finance, Secretary and Director
Michael L. Greenwood	51	Director
Edward D. Doherty	71	Director
Rayford T. Reid	58	Director
Shelby E. Odell	67	Director
Dr. Cheryl L. Evans	44	Director
Dr. Bobby B. Lyle	66	Director

Harold Hamm has been Chairman of the Board of Directors of our general partner since May 2006 and serves as the chairman of the compensation committee of the board of directors of our general partner. Mr. Hamm has served as Chairman of the Board of Directors of the general partner of Hiland Partners since October 2004 and serves as a chairman of the compensation committee of the board of directors of Hiland Partners’ general partner. In December 1994, Mr. Hamm began serving as President and Chief Executive Officer and as a director of Continental Gas, Inc., and he subsequently served as Chief Executive Officer and a director of Continental Gas, Inc. until 2004. Since its inception in 1967 until October 2005, Mr. Hamm served as President and Chief Executive Officer and a director of Continental Resources, Inc. and currently serves as its Chief Executive Officer and Chairman of its board of directors. Mr. Hamm is also President of the National Stripper Well Association, President and Chairman of the executive board of the Oklahoma Independent Petroleum Association and a member of the executive board of the Oklahoma Energy Explorers. In addition, Mr. Hamm is the founder and serves as Chairman of the board of directors of Save Domestic Oil, Inc. and is a director of Complete Production Services, Inc, a publicly traded oilfield services company.

Randy Moeder has been Chief Executive Officer, President and a director of our general partner since May 2006. Mr. Moeder has served as Chief Executive Officer, President and a director of the general partner of Hiland Partners since October 2004. Mr. Moeder has been Manager of Hiland Partners, LLC since its inception in October 2000. He also has been President of Continental Gas, Inc. since January 1995 and was Vice President from November 1990 to January 1995. Mr. Moeder was Senior Vice President and General Counsel of Continental Resources, Inc. from May 1998 to August 2000 and was Vice President and General Counsel from November 1990 to April 1998. From January 1988 to summer 1990,

Mr. Moeder worked in private law practice. From 1982 to 1988, Mr. Moeder held various positions with Amoco Corporation. Mr. Moeder is a member of the Oklahoma Independent Petroleum Association and the Oklahoma and American Bar Associations. Mr. Moeder holds a Bachelor of Science degree in accounting from Kansas State University and a doctorate of jurisprudence from the University of Tulsa. Mr. Moeder is also an inactive Certified Public Accountant.

Ken Maples has been Chief Financial Officer, Vice President—Finance, Secretary and a director of our general partner since May 2006. Mr. Maples has served as Chief Financial Officer, Vice President—Finance and Secretary and a director of the general partner of Hiland Partners since October 2004. Mr. Maples has served as Chief Financial Officer of Continental Gas, Inc. and Hiland Partners, LLC since February 2004. Mr. Maples was Director of Business Development and Manager of Investor Relations of Continental Resources, Inc. from October 2002 to February 2004. From October 1990 to October 2002, Mr. Maples held various positions with Callon Petroleum Company. He holds a Bachelor degree in accounting from Mississippi State University and a Masters of Business Administration degree from Louisiana State University.

Michael L. Greenwood was elected as director of our general partner in September 2006, and serves as chairman of the audit committee of the board of directors of our general partner. Mr. Greenwood has served as a director of the general partner of Hiland Partners since February 2005, and serves as chairman of the audit committee of the board of directors of Hiland Partners’ general partner. Mr. Greenwood is founder and managing director of Carnegie Capital LLC, a financial advisory services firm providing investment banking assistance to the energy industry. Mr. Greenwood previously served as Vice President—Finance and Treasurer of Energy Transfer Partners, L.P. until August 2004. Prior to its merger with Energy Transfer, Mr. Greenwood served as Vice President and Chief Financial Officer & Treasurer of Heritage Propane Partners, L.P. from 2002 to 2003. Prior to joining Heritage Propane, Mr. Greenwood was Senior Vice President, Chief Financial Officer and Treasurer for Alliance Resource Partners, L.P. from 1994 to 2002. Mr. Greenwood has over 20 years of diverse financial and management experience in the energy industry during his career with several major public energy companies including MAPCO Inc., Penn Central Corporation, and The Williams Companies. Mr. Greenwood also serves as a director of Libra Natural Resources plc and Global Power Equipment Group Inc. Mr. Greenwood holds a Bachelor of Science in Business Administration degree from Oklahoma State University and a Master of Business Administration degree from the University of Tulsa

Edward D. Doherty was elected as director of our general partner in September 2006, and serves as a member of the audit committee of the board of directors of our general partner. Mr. Doherty has served as a director of the general partner of Hiland Partners since February 2005, and serves as a member of the audit committee of the board of directors of Hiland Partners’ general partner. Mr. Doherty served as the Chairman and Chief Executive Officer of Kaneb Pipe Line Company LLC, the general partner of Kaneb Pipe Line Partners L.P. since its inception in September 1989 until July 2005. Prior to joining Kaneb, Mr. Doherty was President and Chief Executive Officer of two private companies, which provided restructuring services to troubled companies and was President and Chief Executive Officer of Commonwealth Oil Refining Company, Inc., a public refining and petrochemical company. Mr. Doherty holds a Bachelor of Arts degree from Lafayette College and a Doctor of Jurisprudence from Columbia University School of Law.

Rayford T. Reid was elected as director of our general partner in September 2006 and serves as a member of the compensation committee of the board of directors of our general partner. Mr. Reid has served as a director of the general partner of Hiland Partners since May 2005, and serves as a member of the compensation committee of the board of directors of Hiland Partners’ general partner. Mr. Reid has more than 30 years of investment banking, financial advisory and commercial banking experience, including 25 years focused on the oil and gas industry. During the last 20 years, Mr. Reid has served as President of R. Reid Investments Inc., a private investment banking firm which exclusively serves companies engaged in the energy industry. Reid Investments specializes in mergers, acquisitions and divestitures and traditional and non-traditional private placements of debt and equity. Mr. Reid holds a Bachelor of Arts degree from Oklahoma State University and a Master of Business Administration degree from the Wharton School of the University of Pennsylvania.

Shelby E. Odell was elected as director of our general partner in September 2006, and serves as a member of the audit committee of the board of directors. Mr. Odell has served as a director of the general partner of Hiland Partners since September 2005, and serves as a member of the audit committee of the board of directors of Hiland Partners’ general partner. Mr. Odell has 40 years experience in the petroleum business, including marketing, distribution, acquisitions, innovation of new asset opportunities, and management. From 1974 to 2000, Mr. Odell held several positions with Koch Industries. He retired in 2000 as President of Koch Hydrocarbon Company and Sr. Vice President of Koch Industries. Prior to joining Koch, Mr. Odell advanced through several positions with Phillips Petroleum Company. He is a past member of the Board of Directors of the Gas Processors Association and holds an Associate Degree in Accounting from Enid Business College.

Dr. Cheryl L. Evans was elected as director of our general partner in September 2006, and serves as a member of the conflicts committee of the board of directors of our general partner. Dr. Evans is in her 13th year of service at Northwestern Oklahoma State University and has been a faculty member since 1994. In 2004, Dr. Evans was appointed Dean of the institution’s Enid campus. From 2002 to 2004, Evans chaired the communication department on the Alva campus, and from 1996 to 2002 she chaired the mass communication department. She earned her doctorate at Oklahoma State University in higher education, her Master of Arts in communication degree at Wichita State University and her Bachelor of Arts degree in mass communications/public relations at Northwestern Oklahoma State University. Dr. Evans is a 2004 graduate of Harvard’s Management Development Program for academic leaders. In addition to her administrative duties for Northwestern Oklahoma State University, she presently teaches in the Northwestern Oklahoma State University graduate program. Dr. Evans is an active community volunteer and currently serves on numerous civic and charitable boards.

Dr. Bobby B. Lyle was elected as director of our general partner in September 2006, and he serves as chairman of the conflicts committee and as a member of the compensation committee of the board of directors of our general partner. Dr. Lyle has over 29 years of experience in oil and gas exploration and development. From 1977 to 1981, he was President of Cornell Oil Company. In 1981, he formed Lyco Energy Corporation, and served as its Chairman, President and CEO until the company was sold to Enerplus Resources (USA) Corporation in August 2005. After assisting with the transition of ownership to Enerplus, he formed Lyco Holdings Incorporated in March 2006 and currently serves as its Chairman, President and CEO. Lyco Holdings Incorporated is a private company engaged in private equity investments and ranching. From 1968 - 1976 Dr. Lyle served as Dean ad interim of the Southern Methodist University School of Business and subsequently as Trustee of the University for 18 years. Prior to joining SMU, he worked as a professional engineer with General Dynamics and Geotech, a Teledyne Industries company. He has helped organize and served as director of a number of private companies covering a broad range of industries, including banking, energy software, real estate, retail, and home and industrial insulation. He has been an active member of numerous industry organizations, including the Independent Petroleum Association of America, where he served as regional Vice President and a member of the Executive Committee, Texas Independent Producers and Royalty Owners Association and the Texas Alliance for Energy. Dr. Lyle holds a Bachelor of Science degree in Mechanical Engineering from Louisiana Tech University; a Masters in Engineering Administration degree from Southern Methodist University; and a Doctorate in Education, with emphasis on Strategic Planning and Leadership in Higher Education, from the University of Massachusetts.

Board Committees

The board appoints committees to help carry out its duties. In particular, board committees work on key issues in greater detail than would be possible at full board meetings. Only non-employee directors may serve on the audit, compensation and conflicts committees. Each committee has a written charter. The charters are posted on our Web site and are available free of charge on request to the Secretary at the address given under “Contact Us”. The table below shows the current membership of each board committee.

The table below shows the current membership of each board committee.

Name	Audit	Conflicts	Compensation
Mr. Hamm			C
Mr. Greenwood	C
Mr. Doherty	*
Mr. Reid			*
Mr. Odell	*
Dr. Evans		*
Dr. Lyle		C	*

C = Chairman

* = Member

Audit Committee

The audit committee of our general partner’s board of directors is comprised of three non-employee members of the board. The committee is appointed by the board of directors to assist the board in fulfilling its oversight responsibilities. Its primary responsibility is to monitor the quality, integrity and reliability of the financial reporting process, review the adequacy of our systems of internal controls for financial reporting, legal compliance and ethics established by management and the board and review procedures for internal auditing. Responsibilities also include the appointment, compensation, retention and oversight of the work of the independent registered public accounting firm engaged to prepare the audit report or perform other audit, review or attest services. The committee reviews proposed audit plans for the year and the coordination of these plans with the independent registered public accounting firm. The committee also reviews the financial statements and other information contained in quarterly and annual Securities and Exchange Commission’s (the “SEC”) reports with management and the independent registered public accounting firm to determine that the independent registered public accounting firm is satisfied with the disclosure and content of the financial statements. The committee shall have authority to obtain advice and assistance from internal or external legal, financial and other advisors.

The board has determined that all members of the committee are independent within the meaning of both the SEC rules and the National Association of Securities Dealers, Inc. (‘NASDAQ”) listing standards. The board has further determined that all members are financially literate within the meaning of the NASDAQ standards, and Mr. Greenwood is an “audit committee financial expert” as defined in the SEC rules.

Conflicts Committee

The conflicts committee of our general partner’s board of directors is comprised of one non-employee workers of the board. The committee is appointed by the board of directors of our general partner to carry out the duties delegated by the board that relate to specific matters that the board believes may involve conflicts of interests between us and our affiliates, on the one hand and us and any other group member, any partner or any assignee, on the other hand. The committee is composed solely of two independent directors who are not unitholders, officers or employees of us or our general partner, officers, directors or employees of any affiliate or holders of any ownership interest in us other than our common units and who also meet the independence and experience standards established by NASDAQ and any applicable laws and regulations.

The committee shall advise the board on actions to be taken by us or matters related to us upon request of the board. The committee determines if the resolution of such conflicts of interest is fair and reasonable to us. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe to us or to our unitholders. In connection with the committee’s resolution of any conflict of interest, the committee is authorized to consider the relative interests of any party to such conflict, agreement, transaction or situation and the benefits and burdens relating to such interest, any customary or accepted industry practices and any customary or historical dealings with a particular person. The committee is also authorized to consider any applicable generally accepted accounting practices or principles and such additional factors as the committee determines in its sole discretion to be relevant, reasonable or appropriate under the circumstances.

With respect to any contribution of assets to the Partnership in exchange for Partnership securities, the committee, in determining whether the appropriate number of Partnership securities are being issued, may take into account, among other things, the fair market value of the assets, the liquidated and contingent liabilities assumed, the tax basis in the assets, the extent to which tax-only allocations to the transferor will protect the existing partners of the Partnership against a low tax basis, and such other factors as the committee deems relevant under the circumstances. The committee shall have authority to obtain advice and assistance from internal or external legal, financial and other advisors.

Compensation Committee

The compensation committee of our general partner’s board of directors is comprised of three non-employee members of the board. The committee has overall responsibility for approving and evaluating the general partner’s director and officer compensation plans, policies and programs.

The committee oversees the compensation for our senior executives, including their salary, bonus, and incentive and equity awards. The committee is responsible primarily for reviewing, approving and reporting to the board on major compensation and benefits plans, policies and programs of the company; reviewing and evaluating the performance and approving the compensation of senior executive officers; and overseeing management development programs, performance assessment of senior executives and succession planning. Other specific duties and responsibilities include: annually reviewing and approving corporate goals and objectives relevant to the chief executive officer (“CEO”) base compensation, incentive-compensation plans and equity-based plans; evaluating the CEO’s performance in light of those goals and objectives, and recommending to the board either as a committee or together with the other independent directors, the CEO’s compensation levels based on this evaluation; and producing the required annual report on executive compensation.

The compensation committee has the sole authority to retain, amend the engagement with, and terminate any compensation consultant to be used to assist it in the evaluation of director, CEO or officer compensation. The committee has sole authority to approve the consultant’s fees and other retention terms and shall have authority to cause us to pay the fees and expenses of such consultants. The committee shall also have authority to obtain advice and assistance from internal or external legal, accounting or other advisors, to approve the fees and expenses of such outside advisors, and to cause us to pay the fees and expenses of such outside advisors.

Report of the Audit Committee for the Year Ended December 31, 2006

Our management is responsible for our internal controls and our financial reporting process. Grant Thornton LLP, our Independent Registered Public Accounting Firm for the year ended December 31, 2006, is responsible for performing an independent audit of our consolidated financial statements in accordance with standards of the Public Company Accounting Oversight Board and to issue a report thereon. Our audit committee monitors and oversees these processes. Our audit committee, made up of members of our general partner’s Board of Directors, recommends to the board of directors the selection of our independent registered public accounting firm.

Our audit committee has reviewed and discussed our audited consolidated financial statements with our management and the independent registered public accounting firm. Our audit committee has discussed with Grant Thornton LLP the matters required to be discussed by Statement on Auditing Standards No. 61, as amended, “Communications with Audit Committees,” including that firm’s independence.

Members of the Audit Committee:
Michael L. Greenwood
Edward D. Doherty
Shelby E. Odell

Code of Ethics

Our general partner has adopted a Financial Officers Code of Ethics applicable to the Chief Executive Officer and Chief Financial Officer, Controller and all other senior financial and accounting officers (the “Senior Financial Officers”) with regard to Partnership-related activities. This Code of Ethics contains the policies that relate to the legal and ethical standards of conduct that the Senior Financial Officers of our general partner are expected to comply with while carrying out their duties and responsibilities on behalf of the Company. The Code of Ethics also incorporates expectations of Senior Financial Officers that enable us to provide on our website under the “Governance” Section (at www.hilandpartners.com) and is also available free of charge on request to the Secretary at the address given under “Contact Us”.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on our records, except as hereinafter set forth, we believe that during 2006 all of such reporting persons complied with the Section 16(a) filing requirements applicable to them.

Item 11.                 Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The executive officers of our general partner also serve as executive officers of the general partner of Hiland Partners. Our general partner allocates a portion of the cost of our executive officers’ cash compensation to us based on the percentage of their time allocated to our business and allocates the remainder of their compensation to Hiland Partners. Due to the overlapping of our executive officers and compensation committee members our executive compensation plan was established to be substantially the same as that of the general partner of Hiland Partners. The information set forth in this section is generally disclosures of the general partner of Hiland Partners.

The executive compensation program of our general partner is designed to enable our general partner to execute our business objectives by attracting, retaining, and motivating the highest quality of executive talent and by rewarding superior performance. Performance management focuses on building competencies required for our business and achieving the highest level of contribution from each employee. Our compensation and benefits policies and practices are designed to motivate and reward officers and employees to achieve goals and objectives that are expected to lead to long-term enhancement of unitholder value, provide total compensation that is competitive within the market place and align individual compensation with competency and contribution so that performance, tied to measurable objectives and results, will be rewarded appropriately.

In addition to base salary, executive officers are compensated on a performance-oriented basis through the use of incentive compensation linking both annual and longer-term results. The annual incentive bonus permits team and individual performance to be recognized and is based, in part, on an evaluation of the contribution made by the officer to our performance. Equity compensation awards are included in the compensation program to reward executive officers for long-term strategic actions that increase our value and thus unitholder value and to link a significant amount of an executive’s current and potential future net worth to our success. This use of equity compensation directly relates a portion of each executive officer’s long-term remuneration to our unit price, and therefore aligns the executive’s compensation with the interests of other unitholders. The discretionary granting of unit options, as well as the more limited use of restricted units, is used to: (1) recognize promotions of executives into positions of significant responsibilities; (2) recognize significant accomplishments of executives, particularly as the accomplishments impact growth, profits and/or competitive positioning; and (3) attract and retain high level executive talent.

Oversight of Executive Compensation Program

The compensation committee of our general partner administers our executive officer compensation program. The compensation committee is primarily responsible for reviewing, approving and reporting to the board on major compensation and benefits plans, policies and programs of the Partnership; reviewing and evaluating the performance and approving the compensation of senior executive officers; and overseeing management development programs, performance assessment of senior executives and succession planning. Other specific duties and responsibilities include: annually reviewing and approving corporate goals and objectives relevant to the chief executive officer (“CEO”) base compensation, incentive-compensation plans and equity-based plans; evaluating the CEO’s performance in light of those goals and objectives, and recommending to the board, either as a committee or together with the other independent directors, the CEO’s compensation levels based on this evaluation; and producing the required annual report on executive compensation. The compensation committee annually evaluates the effectiveness of the executive compensation program in meeting its objectives.

The CEO submits annual base compensation, incentive-compensation and equity-based compensation recommendations of senior executive officers below the CEO to the compensation committee based on each executive’s contribution to our performance and each executive’s responsibilities and management abilities. The compensation committee evaluates compensation with reference to our financial and non-financial performance and relative unitholder return for the prior fiscal year, competitive compensation data of executives of comparable companies in our marketplace, subjective evaluation of each executive’s contribution to our performance and each executive’s experience, responsibilities and management abilities. The compensation committee annually advises the board on the compensation to be paid to the executive officers and approves the compensation for executive officers.

The compensation committee has the sole authority to retain, amend the engagement with, and terminate any compensation consultant to be used to assist it in the evaluation of director, CEO and executive officer compensation, as appropriate. The committee has sole authority to approve the consultant’s fees and other retention terms and shall have authority to cause us to pay the fees and expenses of such consultants. The committee shall also have authority to obtain advice and assistance from internal or external legal, accounting or other advisors, to approve the fees and expenses of such outside advisors, and to cause us to pay the fees and expenses of such outside advisors. The compensation committee did not engage a compensation consultant to assist it in determining executive compensation for our fiscal year ending December 31, 2006.

Elements of Compensation

Our general partner executive compensation program currently consists of the following elements:

•       base salaries;

•       annual incentive cash bonus; and

•       long-term incentive compensation.

Base Salaries

Base salary for executive officers is determined annually by an assessment of our overall performance, executive officer performance, changes in executive officer responsibilities and relevant marketplace data. While many aspects of performance can be measured in financial terms, the compensation committee also evaluates senior management in areas of performance that are more subjective. These areas include the development and execution of strategic plans, the exercise of leadership in the development of management and other employees, innovation and improvement in our business activities, as well as the executive’s involvement in industry groups and in the communities that we serve. Our general partner seeks to compensate executives for their performance throughout the year with annual base salaries that are fair and competitive within our marketplace. Our general partner believes that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions and with similar responsibilities at comparable companies in line with our compensation philosophy, depending on level of competency and contribution of each executive. Individual salaries are generally established in alignment with this target to ensure the attraction, development and retention of superior talent, as well as in relation to individual executive performance. Base salaries are reviewed annually to ensure continuing consistency with market levels and our level of financial performance during the previous fiscal year. Future adjustments to base salaries and salary ranges will reflect average movement in the competitive market as well as individual performance.

Our general partner did not establish any of the base salaries for 2006 but did approve the allocation of base salaries to us established by Hiland Partners’ general partner. The base salaries in 2006 for the CEO, the Chief Financial Officer (“CFO”) and the past Vice President of Operations and Engineering were originally established in November 2005 and were set based on (1) the financial results of Hiland Partners first nine months of operations beginning on February 15, 2005, (2) base salaries of executive officers within Hiland Partners’ marketplace and (3) a subjective evaluation of each executive’s contribution to Hiland Partners’ performance and each executive’s experience, responsibilities and management abilities. As such, annual base salaries established for the CEO, the CFO and the past Vice President of Operations and Engineering for the period from November 2005 through October 2006 were $225,000, $190,000 and $160,000, respectively. Also in November 2005, base salaries were established for an additional Vice President of Operations and Engineering ($160,000 per year) and a Vice President of Business Development ($150,000 per year) to join our executive management team in early 2006, primarily determined by the comparable base salaries of similar executives within our marketplace. In November 2006, based on base salaries of comparable executives of companies within our marketplace, evaluation of each executive’s contribution to our performance and the financial results of our operations, the compensation committee set base salaries of $288,000 for our CEO and $225,000 for our CFO for the period from November 2006 through October 2007.

Annual Incentive Cash Bonus

Annual incentive cash bonuses are intended to compensate executive officers for achieving our annual financial goals and for achieving measurable individual annual performance objectives. Annual cash bonuses are 100% discretionary and are determined by our performance relative to financial goals and individual personal performance goals. The compensation committee approves the annual incentive award, if any, for the CEO and for each officer below the CEO level, based on the CEO’s recommendations. Discretionary cash bonuses awarded by Hiland Partners’ general partner to our CEO and CFO of $85,000 and $55,000, respectively in March 2006, were determined based on similar bonuses awarded to comparable executives within our marketplace and the subjective evaluation of each executive’s contribution to our financial performance and each executive’s responsibilities and management abilities. Discretionary cash bonuses for our four named executive officers are to be addressed at the compensation committee meeting to be held in March 2007.

Long-Term Incentive Compensation

Our general partner adopted the Hiland Holdings GP, LP Long-Term Incentive Plan for the employees and directors of our general partner and the employees of its affiliates. The compensation plan is administered by the compensation committee of our general partner’s board of directors and will continue in effect until the earliest of (i) the date determined by the board of directors of either general partner; (ii) the date that common units are no longer available for payment of awards under the plan; or (iii) the tenth anniversary of the plan.

The long-term incentive compensation plan is designed to reward executives and other key employees for the attainment of financial goals and other performance objectives approved annually by the compensation committee and to encourage responsible and profitable growth while taking into account non-routine factors that may be integral to our success. Long-term incentive compensation in the form of equity grants of our common units, such as incentive unit option grants and grants of restricted units, are used to incent performance that leads to enhanced unitholder value, encourage retention and closely align the executive’s interests with unitholders’ long-term interests. Equity grants provide a vital link between the long-term results achieved for our unitholders and the rewards provided to executives and other key employees. The equity grants we adopted upon the formation of our long-term incentive compensation plan were designed to be comparable with long-term incentive plans of other midstream and pipeline master limited partnerships.

Under the unit option grant agreement, granted options of common units vest and become exercisable in one-third increments on the anniversary of the grant date over three years. Vested options are exercisable within the option’s contractual life of ten years after the grant date. Restricted units vest in quarterly increments over a four-year period from the date of issuance. Unvested unit options and restricted units become fully vested upon the disability, death or termination other than for cause of the holder or a change of control of our general partner. If the holder ceases to be an officer or employee of our general partner for any other reason, his or her unvested unit options or restricted units are forfeited. Unit option awards are less attractive than restricted units to the recipient because the fair value of the unit option at the grant date is generally less than the fair value of the restricted unit at the grant date, which bears no cost to the recipient. Furthermore, unit options, which vest in three years, are generally granted in hopeful anticipation of more immediate increases in unit prices, whereby restricted units that vest over a longer four-year period are granted more for unitholder ownership.

The size of the unit option and restricted unit grants is determined relative to our size and our market, employee qualifications and position, as well as master limited partnership peer group data. All grants to executive officers require board approval. Neither our general partner nor the compensation committee has a program, plan or practice to time options grants to its executives in coordination with the release of material nonpublic information. Any unit options grants made to non-executive employees typically will occur concurrently with grants to Named Executive Officers. All unit options are granted at the fair market value of our units on the date of grant. The compensation committee determines the aggregate amounts, terms and timing of unit option and restricted unit awards. The number of units covered by each award reflects the executive’s level of responsibility along with past and anticipated future contributions to us.

Employment, Change in Control and Salary Continuation Agreements

No employment agreements exist with any employees of our general partner.

Change in control agreements exist only to the extent of all unexercised unit options and restricted units held by all employees of our general partner. In the event of a change in control, such unexercised unit options and unrestricted units shall become fully vested and exercisable. Change in control generally shall be deemed to occur upon the occurrence of one or more of the following events: (i) any sale, lease, exchange or other transfer or disposition of all or substantially all of the assets of the Partnership to any party not affiliated with the Partnership and/or any of our affiliates; (ii) the consolidation, reorganization, merger or other transaction pursuant to which more than 50% of the combined voting power of the outstanding equity interests in the Partnership cease to be directly or indirectly owned by our current majority owner group or their affiliate; or (iii) our general partner ceases to be the general partner of the Partnership.

Our general partner currently has no salary continuation agreement, or agreement having similar effect, in place with any employee of our general partner other than the change in control agreements described above.

Class B Common Units

In connection with Hiland Partners initial public offering on February 15, 2005, Hiland Partners GP, LLC, its general partner, issued Class B member interests in Hiland Partners GP, LLC to the CEO and CFO as compensation for services to be rendered exclusively for the benefit of its general partner. In connection with our initial public offering on September 25, 2006, Class B common units were issued to Mr. Moeder and Mr. Maples as consideration for their unvested Class B member interests in Hiland Partners GP, LLC. The Class B common units have substantially identical rights as our common units and upon vesting, become convertible at the election of the holder into common units. Prior to conversion, the Class B common units are non-transferable. The Class B common units vest in equal increments on February 15, 2007 and February 15, 2008. In addition, any unvested Class B common units will become fully vested upon the disability, death or termination other than for cause of the holder or a change of control of our general partner. If either holder ceases to be an officer or employee of our general partner for any other reason, his unvested Class B common units will be forfeited and transferred to our contributing parties on a pro rata basis based on their vested ownership of Hiland Partners GP, LLC immediately prior to the contribution of those interests in connection with our formation. See “Retention Agreement with Randy Moeder”

Summary Compensation Table

The following table sets forth information regarding compensation earned by our CEO, our CFO and three other most highly compensated executive officers employed in 2006:

Name and Principal Position	Year	Salary($)(1)	Bonus ($)(2)	Hiland Partners’ Unit Awards ($)(3)	Hiland Partners’ Option Awards ($)(4)	All Other Compensation ($)	Total ($)
Randy Moeder—President and Chief Executive Officer	2006	$234,693	$85,000	$—	$52,534	$11,000	$383,227
Ken Maples—Vice President Finance, Secretary and Chief Financial Officer	2006	$195,385	$55,000	$—	$32,834	$9,701	$292,920
Robert Shain—Vice President of Operations and Engineering	2006	$126,151	$40,000	$4,071	$27,858	$69,950	$268,030
Ron Hill—Vice President of Business Development	2006	$147,692	$—	$—	$37,624	$3,173	$188,489
Clint Duty—former Vice President of Operations and Engineering	2006	$46,577	$—	$—	$12,325	$2,598	$61,500

(1)                Salary includes base salary and payment in respect of accrued vacation, holidays and sick days. Mr. Duty left our employment on April 14, 2006.

(2)                Bonuses for Mr. Moeder and Mr. Maples were awarded in March 2006. Mr. Shain was awarded a sign on bonus of $40,000 on March 20, 2006, his date of hire.

(3)                At the November 10, 2006 compensation committee meeting, Mr. Shain was awarded 3,000 restricted units at $48.85 per unit, the closing price that day. The restricted units vest in quarterly increments on the anniversary of the grant date over a period of four years. Periodic distributions on the restricted units are held in trust by our general partner until the units vest.

(4)                Mr. Moeder, Mr. Maples and Mr. Duty were granted 32,000, 20,000 and 20,000 Hiland Partners unit options, respectively, at an exercise price of $22.50 per unit on February 10, 2005. The grant date fair value of $5.11 per unit was determined in accordance with FAS 123R using the American Binomial option-pricing model. Mr. Duty forfeited his remaining unvested 13,333 unit options when he left our employment. Mr. Hill was hired on January 5, 2006 and was awarded 13,000 Hiland Partners unit options at a per unit exercise price of $38.72 with a grant date fair value of $4.82 per unit. On March 20, 2006, Mr. Shain was awarded 15,000 Hiland Partners unit options at a per unit exercise price of $40.70 with a grant date fair value of $3.91 per unit. The exercise price of the options granted equaled the market price of the units on the grant date. The fair value of each option granted, as determined in accordance with FAS 123R, was estimated on the date of grant using the American Binomial option-pricing model. All unit options vest over a three-year period beginning on their respective date of grant.

All other compensation includes our discretionary contributions to our defined contribution retirement plan under which we make contributions to the plan based on a percentage of eligible employees’ compensation. Additionally, we paid relocation expenses of $68,104 for Mr. Shain.

Hiland Partners-Grants of Plan Based Awards

The following table provides information regarding Hiland Partners unit options and restricted units awarded in 2006:

Name	Grant Date	All Other Hiland Partners Unit Awards: Number of Units (#)	Base Price of Hiland Partners’ Unit Awards ($/Unit)	All Other Hiland Partners’ Option Awards: Number of Securities Underlying Options (#)	Exercise of Base Price of Hiland Partners’ Option Awards ($/Unit)	Grant Date Fair Value of Hiland Partners Option Awards ($/Unit)
Mr. Shain	3/20/2006	—	—	15,000	$40.70	$3.91
	11/10/2006	3,000	$48.85	—	—	—
Mr. Hill	1/5/2006	—	—	13,000	$38.72	$4.82

Mr. Shain and Mr. Hill were awarded the Hiland Partners unit options on each of their respective hire dates. Mr. Shain was awarded 3,000 Hiland Partners restricted units in November 2006.

Hiland Partners-Outstanding Equity Awards at Fiscal Year-End Table

The following table provides information regarding Hiland Partners outstanding awards that have been granted, but the ultimate outcomes of which have not been realized:

	Hiland Partners Option Awards				Hiland Partners Unit Awards
Name	Number of Hiland Partners’ Securities Underlying Unexercised Options (#) Exercisable	Number of Hiland Partners’ Securities Underlying Unexercised Options (#) Unexercisable	Hiland Partners’ Option Exercise Price ($)	Hiland Partners’ Option Expiration Date	Number of Hiland Partners’ Units That Have Not Vested (#)	Market Value of Hiland Partners Units that Have Not Vested ($)
Mr. Moeder(1)	—	21,333	$22.50	02/10/15	—	$—
Mr. Maples(2)	—	13,333	$22.50	02/10/15	—	$—
Mr. Shain(3)	—	15,000	$40.70	03/20/16	3,000	$164,100
Mr. Hill(4)	—	13,000	$38.72	01/05/16	—	$—

(1)                One half, or 10,667, of Mr. Moeder’s unit options vested on February 10, 2007. The remainder vest on February 10, 2008.

(2)                One half, or 6,667, of Mr. Maples’ unit options vested on February 10, 2007. The remainder vest on February 10, 2008.

(3)                Mr. Shain’s options vest in one-third annual increments beginning on March 20, 2007. Mr. Shain’s restricted units vest in annual increments over a period of four years beginning on November 10, 2007. The market value of Mr. Shain’s restricted units that have not vested was based on the closing price of $54.70 per unit on December 29, 2006.

(4)                One third, or 4,333, of Mr. Hill’s options vested on January 5, 2007. The remainder vest equally on January 5, 2008, and January 5, 2009.

On April 14, 2006, Mr. Duty left our employment and forfeited 13,333 unvested unit options issued to him on February 10, 2005.

Hiland Partners-Option Exercises and Units Vested Table

The table presented below provides information of Hiland Partners values realized upon the exercise of options during 2006 based on the difference between the market price of the underlying units at exercise and the exercise or base price of the unit options:

	Hiland Partners Option Awards
Name	Number of Hiland Partners Units Acquired on Exercise (#)	Value Realized Upon Exercise ($)
Mr. Moeder	10,667	$172,485
Mr. Maples	6,667	$110,006
Mr. Duty	6,667	$112,472

No restricted units granted to executive officers vested in 2006.

Hiland Partners GP Holdings, LLC-Director Compensation

Mr.  Harold Hamm, the chairman of the board of directors of our general partner and a non-employee director, receives no form of director compensation whatsoever. Similarly, our CEO, Mr. Moeder and our CFO, Mr. Maples, who are employees of our general partner, are also non-compensated members of the board of directors of our general partner. The table below shows the total compensation paid in 2006 to each of our current non-employee directors.

			Restricted	Restricted Unit
	Annual Base	Committee	Unit Awards	Distribution
Name	Fee(1) ($)	Fees ($)	(2) ($)	(3) ($)	Total ($)
Michael L. Greenwood	$26,500	$6,000	$40,000	—	$72,500
Edward D. Doherty	$26,500	$1,000	$40,000	—	$67,500
Rayford T. Reid	$26,500	$—	$40,000	—	$66,500
Shelby E. Odell	$26,500	$1,000	$40,000	—	$67,500
Dr. Cheryl L. Evans	$26,500	$1,000	$40,000	—	$67,500
Dr. Bobby B. Lyle	$26,500	$3,500	$40,000	—	$70,000

(1)          Includes an annual base fee of $25,000 per director plus $1,500 per director for each quarterly board of directors meeting attended.

(2)          The value shown is the number of restricted units granted in 2006 times the closing price of our units on the day of grant. The value given does not reflect a reduction for the fact that the shares are subject to potential forfeiture in the event the director leaves the board before the four-year vesting period. All six non-employee directors each received 2,000 restricted units each on September 25, 2006, the date they were first elected to the board.

No additional remuneration is paid to officers of our general partner who also serve as directors. Our independent directors receive (a) a $25,000 annual cash retainer fee, (b) $1,500 for each regularly scheduled meeting attended, (c) $750 for each special meeting attended and (d) 2,000 restricted units upon becoming a director and 1,000 restricted units on each anniversary date of becoming a director. The restricted units vest in quarterly increments on the anniversary of the grant date over a period of four years. In addition to the foregoing, each director who serves on a committee receives $1,000 for each committee meeting attended, the chairman of our audit committee receives an annual retainer of $5,000 and the chairman of our other committees receive an annual retainer of $2,500. In addition, each independent director is reimbursed for his out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director is fully indemnified for his actions associated with being a director to the fullest extent permitted under Delaware law.

Reimbursement of Expenses of Our General Partner

Our general partner will not receive any management fee or other compensation for its management of our partnership. Our general partner and its affiliates will be reimbursed for all expenses incurred on our behalf. These expenses include the cost of employee, officer and director compensation benefits properly allocable to our partnership and all other expenses necessary or appropriate to the conduct of our business and allocable to us. The partnership agreement provides that our general partner will determine the expenses that are allocable to us in any reasonable manner determined by our general partner in its discretion. There is no cap on the amount that may be paid or reimbursed to our general partner for compensation or expenses incurred on our behalf. Continental Resources, Inc. currently provides us with certain general and administration services. For a description of these services, please read “Certain Relationships and Related Party Transactions—Agreements with Harold Hamm and His Affiliates—Omnibus Agreement—Services.” In the omnibus agreement, Continental Resources, Inc agreed to continue to provide these services to us for two years after Hiland Partners’ initial public offering, at the lower of Continental Resources, Inc.’s cost to provide the services or $50,000 per year. During the third quarter of 2006, we hired a director of information technology and a director of human resources and transitioned these services away from Continental Resources, Inc. The remainder of general and administration services provided by Continental Resources, Inc. under this agreement expired on February 15, 2007.

Hiland Holdings GP, LP Long-Term Incentive Plan

Our general partner has adopted the Hiland Holdings GP, LP Long-Term Incentive Plan for the employees and directors of our general partner and employees of our affiliates who perform services for us. The long-term incentive plan consists of three components: unit options, restricted units and phantom units. The long-term incentive plan limits the number of units that may be delivered pursuant to awards to 2,160,000 units. The plan is administered by the board of directors of our general partner or the compensation committee of the board of directors of our general partner.

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

Restricted Units and Phantom Units.   A restricted unit is a common unit that is subject to forfeiture. Upon vesting, the grantee receives a common unit that is not subject to forfeiture. A phantom unit is a notional unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the compensation committee, cash equivalent to the value of a common unit. The compensation committee may make grants of restricted units and phantom units under the plan to employees and directors containing such terms as the compensation committee shall determine under the plan, including the period over which restricted units and phantom units granted will vest. The compensation committee may, in its discretion, base its determination on the grantee’s period of service or upon the achievement of specified financial objectives. In addition, the restricted and phantom units will vest upon a change of control of us or our general partner, subject to additional or contrary provisions in the award agreement.

If a grantee’s employment or membership on the board of directors terminates for any reason, the grantee’s restricted units and phantom units will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise or unless otherwise provided in the grant agreement between the grantee and our general partner or its affiliates. Common units to be delivered with respect to these awards may be common units acquired by our general partner in the open market, common units already owned by our general partner, common units acquired by our general partner directly from us or any other person or any combination of the foregoing. Our general partner will be entitled to reimbursement by us for the cost incurred in acquiring common units. If we issue new common units with respect to these awards, the total number of common units outstanding will increase.

Distributions on restricted units may be subject to the same vesting requirements as the restricted units, in the compensation committee’s discretion. The compensation committee, in its discretion, may also grant tandem distribution equivalent rights with respect to phantom units. These are rights that entitle the grantee to receive cash equal to the cash distributions made on the common units.

We intend for the restricted units and phantom units under the plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, plan participants will not pay any consideration for the common units they receive, and we will receive no remuneration for the units.

Unit Options.   The long-term incentive plan permits the grant of options covering common units. The compensation committee may make grants under the plan to employees and directors containing such terms as the committee shall determine. Except in the case of substitute options granted to new employees or directors in connection with a merger, consolidation or acquisition, unit options may not have an exercise price that is less than the fair market value of the units on the date of grant. In addition, unit options granted will generally become exercisable over a period determined by the compensation committee and, in the compensation committee’s discretion, may provide for accelerated vesting upon the achievement of specified performance objectives. The unit options will become exercisable upon a change of control of us. Unless otherwise provided in an award agreement, unit options may be exercised only by the participant during his lifetime or by the person to whom the participant’s right will pass by will or the laws of descent and distribution. If a grantee’s employment or membership on the board of directors terminates for any reason, the grantee’s unvested options will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise or unless otherwise provided in a written employment agreement or the option agreement between the grantee and our general partner or its affiliates. If the exercise of an option is to be settled in common units rather than cash, our general partner will acquire common units in the open market or directly from us or any other person or use common units already owned by our general partner or any combination of the foregoing. Our general partner will be entitled to reimbursement by us for the difference between the cost incurred by it in acquiring these common units and the proceeds it receives from a grantee at the time of exercise. Thus, the cost of the unit options above the proceeds from grantees will be borne by us. If we issue new common units upon exercise of the unit options, the total number of common units outstanding will increase, and our general partner will pay us the proceeds it received from the grantee upon exercise of the unit option. The plan has been designed to furnish additional compensation to employees and directors and to align their economic interests with those of common unitholders.

Hiland Partners, LP-Long-Term Incentive Plan

Hiland Partners’ general partner has adopted the Hiland Partners Long-Term Incentive Plan for employees and directors of its general partner and employees of its affiliates. The plan is intended to promote Hiland Partners’ interests and the interests of its general partner by providing to employees and directors of its general partner and its affiliate’s incentive compensation awards for superior performance that are based on units. The plan is also contemplated to enhance the ability of its general partner, its affiliates or Hiland Partners to attract and retain the services of individuals who are essential for growth and profitability and to encourage them to devote their best efforts to advancing our business. The long-term incentive plan currently permits an aggregate of 680,000 common units to be issued with respect to unit options, restricted units and phantom units granted under the plan. No more than 225,000 of the 680,000 common units may be issued with respect to vested, restricted or phantom units. The plan is administered by the compensation committee of our general partner’s board of directors. The plan will continue in effect until the earliest of (i) the date determined by the board of directors of our general partner; (ii) the date that common units are no longer available for payment of awards under the plan; or (iii) the tenth anniversary of the plan.

Hiland Partners’ general partner’s board of directors or compensation committee may, in their discretion, terminate, suspend or discontinue the long-term incentive plan at any time with respect to any units for which a grant has not yet been made. Our general partner’s board of directors or its compensation committee also has the right to alter or amend the long-term incentive plan or any part of the plan from time to time, including increasing the number of units that may be granted, subject to unitholder approval if required by the exchange upon which the common units are listed at that time. No change in any outstanding grant may be made, however, that would materially impair the rights of the participant without the consent of the participant.

Restricted Units and Phantom Units.   A restricted unit is a common unit that is subject to forfeiture. Upon vesting, the grantee receives a common unit that is not subject to forfeiture. A phantom unit is a notional unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the compensation committee, cash equivalent to the value of a common unit. The compensation committee may make grants of restricted units and phantom units under the plan to employees and directors containing such terms as the compensation committee shall determine under the plan, including the period over which restricted units and phantom units granted will vest. The committee may, in its discretion, base its determination on the grantee’s period of service or upon the achievement of specified financial objectives. In addition, the restricted and phantom units will vest upon a change of control of us or our general partner, subject to additional or contrary provisions in the award agreement.

If a grantee’s employment or membership on the board of directors terminates for any reason, the grantee’s restricted units and phantom units will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise or unless otherwise provided in a written employment agreement between the grantee and our general partner or its affiliates. Common units to be delivered with respect to these awards may be common units acquired by our general partner in the open market, common units already owned by our general partner, common units acquired by our general partner directly from us or any other person or any combination of the foregoing. Our general partner will be entitled to reimbursement by us for the cost incurred in acquiring common units. If we issue new common units with respect to these awards, the total number of common units outstanding will increase.

Distributions on restricted units may be subject to the same vesting requirements as the restricted units, in the compensation committee’s discretion. The compensation committee, in its discretion, may also grant tandem distribution equivalent rights with respect to phantom units. These are rights that entitle the grantee to receive cash equal to the cash distributions made on the common units.

Hiland Partners intends for the restricted units and phantom units under the plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, plan participants will not pay any consideration for the common units they receive, and we will receive no remuneration for the units.

Unit Options.   The long-term incentive plan permits the grant of options covering common units. The compensation committee may make grants under the plan to employees and directors containing such terms as the committee shall determine. Except in the case of substitute options granted to new employees or directors in connection with a merger, consolidation or acquisition, unit options may not have an exercise price that is less than the fair market value of the units on the date of grant. In addition, unit options granted will generally become exercisable over a period determined by the compensation committee and, in the compensation committee’s discretion, may provide for accelerated vesting upon the achievement of specified performance objectives. The unit options will become exercisable upon a change in control of us or of our operating company. Unless otherwise provided in an award agreement, unit options may be exercised only by the participant during his lifetime or by the person to whom the participant’s right will pass by will or the laws of descent and distribution.  If a grantee’s employment or membership on the board of directors terminates for any reason, the grantee’s unvested options will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise or unless otherwise provided in a written employment agreement or the option agreement between the grantee and our general partner or its affiliates. If the exercise of an option is to be settled in common units rather than cash, the general partner will acquire common units in the open market or directly from us or any other person or use common units already owned by our general partner or any combination of the foregoing. The general partner will be entitled to reimbursement by us for the difference between the cost incurred by it in acquiring these common units and the proceeds it receives from a grantee at the time of exercise. Thus, the cost of the unit options above the proceeds from grantees will be borne by us. If we issue new common units upon exercise of the unit options, the total number of common units outstanding will increase, and our general partner will pay us the proceeds it received from the grantee upon exercise of the unit option. The plan has been designed to furnish additional compensation to employees and directors and to align their economic interests with those of common unitholders.

Unit Option Grant Agreement.   As of January 1, 2007, Hiland Partners has outstanding unit options to employees, officers and directors of its general partner to purchase an aggregate of 128,468 common units with a weighted average exercise price of $28.24. Please see the Hiland Partners option grant table above for a description of grants made to named executive officers during 2006 and 2005. Under the unit option grant agreements, the options vest and may be exercised in one third increments on the anniversary of the grant date over a period of three years. In addition, the unit options will vest and become exercisable, subject to certain conditions, upon the occurrence of any of the following

•       the grantee becomes disabled;

•       the grantee dies;

•       the grantee’s employment is terminated other than for cause; and

•       upon a change of control of the Partnership. .

In February 2006, one third of the 143,000 Hiland Partner unit options granted on February 10, 2005 vested. Of the 47,666 that vested, 39,633 were exercised in February 2006, resulting in cash contributions to Hiland Partners of $0.9 million. Additionally, 41,000 of the Hiland Partners unit options granted on February 10, 2005 vested on February 10, 2007 and 4,333 of the unit options granted in 2006 vested on January 5, 2007. Of the total 45,333 that vested, 39,930 were exercised in February 2007, resulting in cash contributions to Hiland Partners of $1.0 million.

Retention Agreement with Randy Moeder

In connection with Randy Moeder’s resignation, Mr. Moeder, the general partner of Hiland Holdings GP, LP, the general partner of Hiland Partners, LP and certain other parties entered into a Retention Agreement. Under the agreement, if Mr. Moeder continues his employment until the earlier to occur of September 1, 2007, the date Mr. Moeder’s employment is terminated for any reason and a mutually agreeable date, a portion of his 10,666 unvested options to purchase common units of Hiland Partners, LP and a portion of his 72,249 unvested Class B Units in Hiland Holdings GP, LP will vest upon his termination of employment. The portion of his unvested options and Class B Units that will vest will be equal to the number of days in the period beginning on February 10, 2007, in the case of the options, and February 15, 2007, in the case of the Class B Units, and ending on the date on which his employment is terminated. Mr. Moeder will forfeit the right to receive any remaining unvested options and Class B Units on such date.

Report of the Compensation Committee

The compensation committee of the Board of Directors of Hiland Partners GP Holdings, LLC administers the executive compensation program. The compensation committee is primarily responsible for reviewing, approving and reporting to the Board of Directors on major compensation and benefits plans, policies and programs, reviewing and evaluating the performance and approving the compensation of senior executive officers; and overseeing management development programs, performance assessment of senior executives and succession planning. Other specific duties and responsibilities include: annually reviewing and approving corporate goals and objectives relevant to the CEO base compensation, incentive-compensation plans and equity-based plans; evaluating the CEO’s performance in light of those goals and objectives, and recommending to the Board of Directors, either as a committee or together with the other independent directors, the CEO’s compensation levels based on this evaluation; and producing the required annual report on executive compensation. The compensation committee annually evaluates the effectiveness of the executive compensation program in meeting its objectives.

As required by applicable regulations of the Securities and Exchange Commission, the compensation committee reviewed and discussed with management the compensation discussion and analysis contained in this Annual Report on Form 10-K. Based on the reviews and discussions referred to above, the compensation committee recommended to the Board of Directors of Hiland Partners GP Holdings, LLC that the compensation discussion and analysis be included in the Annual Report on Form 10-K for the year ended December 31, 2006 for filing with the SEC.

Respectively submitted on March 13, 2007 by the members of the compensation committee of the Board of Directors of Hiland Partners GP Holdings, LLC:

Harold Hamm, Chairman

Rayford T. Reid

Dr. Bobby B Lyle

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Beneficial Ownership of Hiland Holdings GP, LP.   The following table sets forth the beneficial ownership of units of Hiland Holdings GP, LP as of March 5, 2007 held by each person who beneficially owns 5% or more of the then outstanding units and all of the directors, named executive officers, and directors and executive officers as a group of Hiland Holdings GP, LP.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units beneficially Owned
Harold Hamm(2)	7,657,870	35.4%
Harold Hamm DST Trust(2)	3,205,120	14.8%
Harold Hamm HJ Trust(2)	2,136,533	9.9%
Randy Moeder(3)	388,890	1.8%
Ken Maples(4)	161,587	*
Michael L. Greenwood(5)	2,000	*
Edward D. Doherty(5)	2,500	*
Rayford T. Reid(5)	27,000	*
Shelby E. Odell(5)	7,000	*
Dr. Cheryl L. Evans(5)	2,500	*
Dr. Bobby B. Lyle(5)	27,000	*
All directors and executive officers as a group	8,276,347	38.3%

*                    Less than 1%.

(1)          The address of each person listed above is 205 West Maple, Suite 1100, Enid, Oklahoma 73701, except for the Harold Hamm DST Trust and the Harold Hamm HJ Trust, which Mr. Bert Mackie is the trustee for both trusts and his address is c/o Security National Bank, 201 West Broadway, Enid, Oklahoma 73702-1272.

(2)          Harold Hamm, the Harold Hamm DST Trust and the Harold Hamm HJ Trust have a 90.7%, 5.6% and a 3.7% ownership interest, respectively, in Continental Gas Holdings, Inc., which beneficially owns 8,443,076 common units. The units held by Continental Gas Holdings, Inc. are reported in this table as beneficially owned by Mr. Hamm, the Harold Hamm DST Trust and the Harold Hamm HJ Trust in proportion to their respective ownership interest in Continental Gas Holdings, Inc. The address of Continental Gas Holdings, Inc. is 205 West Maple, Suite 1100 Enid, Oklahoma 73701.

(3)          These reported numbers include 144,498 Class B common units, of which 72,249 Class B common units are unvested. On February 19, 2007, Mr. Moeder elected to convert the 72,249 Class B units to common units. See “Retention Agreement with Randy Moeder”

(4)          These reported numbers include 87,552 Class B common units, of which 43,766 Class B common units are unvested.

(5)          2,000 of the indicated common units are restricted units that vest on the anniversary of the grant date over a period of four years.

The Class B common units were issued Mr. Moeder and Mr. Maples as consideration for their unvested ownership interests in Hiland Partners GP, LLC. The Class B common units will have substantially identical rights as the common units and, upon vesting, will become convertible at the election of the holder into common units. Prior to conversion Mr. Moeder and Mr. Maples will not be entitled to transfer the Class B common units. The Class B common units will vest in equal increments on February 15, 2007 and 2008. In addition, any unvested Class B common units will become fully vested upon the disability, death or termination other than for cause of the holder or a change of control of our general partner. If either Mr. Moeder or Mr. Maples ceases to be an officer or employee of our general partner for any other reason, his unvested Class B common units will be forfeited and transferred to the Contributing Parties on a pro rata basis based on their vested ownership of Hiland Partners GP, LLC immediately prior to the contribution of those interests to us in connection with our formation. See “Retention Agreement with Randy Moeder”

Beneficial Ownership of Hiland Partners, LP.   The following table sets forth the beneficial ownership of Hiland Partners units as of March 5, 2007 held by each person who beneficially owns 5% or more of the then outstanding units and all of the directors, named executive officers, and directors and executive officers as a group of its general partner.

		Percentage of	Subordinate	Percentage of	Percentage of
	Common Units	Common Units	Units	Subordinated	Total Units
	Beneficially	Beneficially	Beneficially	Units Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned	Owned	Owned	Owned
Hiland Holdings GP, LP(1)	1,301,471	24.9%	4,080,000	100%	57.8%
Harold Hamm(1)(2)(3)	—	—	—	—	—
Randy Moeder(1)(2)	10,667	—	—	—	—
Ken Maples(1)(2)(4)	6,667	—	—	—	—
Robert Shain(1)(5)	8,000	*	—	—	*
Ron Hill(1)	—	—	—	—	—
Clint Duty(8)	—	—	—	—	—
Michael L. Greenwood(1)(2)(6)	11,291	*	—	—	*
Edward D. Doherty(1)(2)(6)	3,000	*	—	—	*
Rayford T. Reid(1)(2)(6)	15,818	*	—	—	*
Shelby E. Odell(1)(2)(6)	3,000	*	—	—	*
John T. McNabb, II(1)(7)	2,000	*	—	—	*
Dr. David L. Boren(1)(7)	2,000	*	—	—	*
Kayne Anderson Capital Advisors, L.P.(9)	377,292	7.2%	—	—	4.1%
Fiduciary Asset Management, LLC(10)	384,980	7.4%	—	—	4.1%
All directors and executive officers as a group	1,363,914	26.1%	4,080,000	100%	58.5%

*                     Less than 1%.

(1)             The address of this person is 205 West Maple, Suite 1100, Enid, Oklahoma 73701.

(2)             These individuals each hold an ownership interest in Hiland Holdings GP, LP as indicated in the table above.

(3)             Mr. Hamm indirectly owns 94% of Hiland Partners GP Holdings, LLC, the general partner of Hiland Holdings GP, LP. Accordingly, Mr. Hamm is deemed to be the beneficial owner of the 1,301,471 common units and 4,080,000 subordinated units held by Hiland Holdings GP, LP.

(4)             These units underly unit options and are deemed to be outstanding pursuant to Rule 13d-3.

(5)             3,000 of the indicated common units are restricted units that vest on the anniversary of the grant date over a period of four years and 5,000 of these units’ underly unit options and are deemed to be outstanding pursuant to Rule 13d-3.

(6)             1,500 of the indicated common units are restricted units that vest on the anniversary of the grant date over a period of three years and 1,000 of the indicated common units are restricted units that vest on the anniversary of the grant date over a period of four years.

(7)             2,000 of the indicated common units are restricted units that vest on the anniversary of the grant date over a period of four years.

(8)             The address of this person is 13779 E. 51st Street, Apt 3206, Tulsa, Oklahoma 74134.

(9)             The address of this person is 1800 Avenue of the Stars, Second Floor, Los Angeles, CA 90067.

(10)       The address of this person is 8112 Maryland Avenue, Suite 400, St. Louis, MO 63105.

Beneficial Ownership of Hiland Partners’ General Partner Interest.   Hiland Holdings GP, LP owns all of the 2% general partner interest, all of the incentive distributions rights, 1,301,471 of Hiland Partners common units and 4,080,000 of Hiland Partners’ subordinated units.

Item 13.                 Certain Relationships and Related Transactions

Harold Hamm, the Harold Hamm DST Trust and the Harold Hamm HJ Trust own 60.1% of Hiland Holdings GP, LP, who owns all of the 2% general partner interest and all of the incentive distributions rights of Hiland Partners GP. LLC and 1,301,471 of Hiland Partners common units and 4,080,000 of Hiland Partners subordinated units.

Distributions and Payments to Our General Partner and its Affiliates

Our general partner and its affiliates do not receive any management fee or other compensation for the management of our business and affairs, but they are reimbursed for all expenses that they incur on our behalf, including general and administrative expenses, salaries and benefits for all of our employees and other corporate overhead. Our general partner determines the amount of these expenses. In the omnibus agreement, Continental Resources, Inc. has agreed to continue to provide certain general and administrative services to us for two years after Hiland Partners’ initial public offering, at the lower of Continental Resources, Inc.’s cost to provide the services or $50,000 per year. During the third quarter of 2006, we hired a director of information technology and a director of human resources and transitioned these services away from Continental Resources, Inc. The remainder of general and administration services provided by Continental Resources, Inc. under this agreement expired on February 15, 2007.Please read “—Omnibus Agreement—Services” below. In addition, our general partner owns the 2% general partner interest and all of the incentive distribution rights. Our general partner is entitled to receive incentive distributions if the amount we distribute with respect to any quarter exceeds levels specified in our partnership agreement.

Compensation Committee Interlocks and Insider Participation

Harold Hamm serves as the chairman of our Compensation Committee. Mr. Hamm controls Continental Resources, Inc., and the required disclosure concerning related party transactions involving Mr. Hamm, Continental Resources Inc and us are set forth below.

Omnibus Agreement

Upon the closing of Hiland Partners initial public offering, they entered into an omnibus agreement with Continental Resources, Inc., Hiland Partners, LLC, Harold Hamm, Continental Gas Holdings, Inc. and its general partner that addressed the following matters:

•       Harold Hamm’s agreement not to compete and to cause his affiliates (including Continental Resources, Inc.) not to compete with us under certain circumstances;

•       an indemnity by Continental Resources, Inc., Hiland Partners, LLC and Continental Gas Holdings, Inc. for prior tax liabilities resulting from the assets contributed to the partnership;

•       an indemnity by Continental Resources, Inc. for liabilities associated with oil and gas properties conveyed by Continental Gas, Inc. to Continental Resources, Inc. by dividend; and

•       Hiland Partners’ two-year exclusive option to purchase the Bakken gathering system owned by Hiland Partners, LLC;

•       for a two-year period, Continental Resources, Inc. will provide certain general and administrative services;

Non-Competition

Harold Hamm will not, and will cause his affiliates not to engage in, whether by acquisition, construction, investment in debt or equity interests of any person or otherwise, the business of gathering,

treating, processing and transportation of natural gas in North America, the transportation and fractionation of NGLs in North America, and constructing, buying or selling any assets related to the foregoing businesses. This restriction does not apply to:

•       any business that is primarily related to the exploration for and production of oil or natural gas, including the sale and marketing of oil and natural gas derived from such exploration and production activities;

•       the purchase and ownership of not more than five percent of any class of securities of any entity engaged in the business described above;

•       any business conducted by Harold Hamm or his affiliates as of the date of the omnibus agreement;

•       any business that Harold Hamm or his affiliates acquires or constructs that has a fair market value or construction cost, as applicable, of less than $5.0 million;

•       any business that Harold Hamm or his affiliates acquires or constructs that has a fair market value or construction cost, as applicable, of $5.0 million or more if we have been offered the opportunity to purchase the business for the fair market value or construction cost, as applicable, and we decline to do so with the concurrence of the conflicts committee of our general partner; and

•       any business conducted by Harold Hamm or his affiliates, with the approval of the conflicts committee.

These non-competition obligations will terminate on the first to occur of the following events:

•       the first day on which the Hamm Parties no longer control us;

•       the death of Harold Hamm; and

•       February 15, 2010, the fifth anniversary of the closing of Hiland Partners’ initial public offering.

Indemnification

Continental Resources, Inc., Hiland Partners, LLC and Continental Gas Holdings, Inc. agreed to indemnify us for all federal, state and local income tax liabilities attributable to the operation of the assets contributed by such entities to us prior to the closing of Hiland Partners’ initial public offering. In addition, Continental Resources, Inc. agreed to indemnify us for a period of five years from the closing date of Hiland Partners’ initial public offering for liabilities associated with oil and gas properties conveyed by Continental Gas, Inc. to Continental Resources, Inc. by dividend.

Option to Purchase the Bakken Gathering System

The omnibus agreement also contained the terms under which we held an option to purchase the Bakken gathering system from Hiland Partners, LLC. Pursuant to the acquisition agreement described below, the omnibus agreement was amended to provide for the purchase of the membership interests in Hiland Partners, LLC instead of the Bakken gathering system, and in September 2005 we purchased all of the outstanding membership interests in Hiland Partners, LLC.

Acquisition Agreement

On September 9, 2005, Hiland Partners, through its operating company, entered into an acquisition agreement with Hiland Partners, LLC and its members pursuant to which they acquired the outstanding membership interests in Hiland Partners, LLC for approximately $92.7 million in cash, consisting of a cash payment of approximately $57.7 million to the former members of Hiland Partners, LLC and the repayment of approximately $35.0 million of bank indebtedness of Hiland Partners, LLC. The acquisition closed on September 26, 2005 and had an effective date of September 1, 2005. The membership interests in Hiland Partners, LLC acquired by us were owned 49% by Harold Hamm, 49% by the Hamm Trusts, and 2% by Equity Financial Services, Inc., whose sole shareholder, director and executive officer is Randy Moeder. Accordingly, Mr. Hamm, the Hamm Trusts and Equity Financial Services, Inc. received approximately $28.3 million, $28.3 million and $1.2 million, respectively, in connection with the transaction, subject to certain closing adjustments. A mutually-agreed-upon investment banking firm determined the fair market value of the Bakken gathering system, the principal asset of Hiland Partners, LLC, and the conflicts committee of the board of directors of Hiland Partners’ general partner, consisting of its independent directors, approved the transaction.

Services

Continental Resources, Inc. agreed to provide technology support and human resource functions to us for two years, at the lower of Continental Resources, Inc.’s cost to provide the services or $50,000 per year. During the third quarter of 2006, we hired a director of information technology and a director of human resources and transitioned these services away from Continental Resources, Inc.

Contracts with Continental Resources, Inc.

Compression Services Agreement

Prior to Hiland Partners’ initial public offering, Hiland Partners, LLC leased certain compression assets (which were contributed to us in connection with Hiland Partners’ initial public offering) to Continental Resources, Inc. Hiland Partners, LLC received $3.9 million and $3.3 million for the years ended December 31, 2004 and 2003, respectively under this arrangement. In connection with Hiland Partners’ initial public offering, they entered into a four-year compression services agreement with Continental Resources, Inc. as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Hiland Partners’ Contracts—Compression Services Agreement.” For the years ended December 31, 2006 and 2005, Hiland Partners received revenues of $4.8 million and $4.2 million, respectively from Continental Resources, Inc. under this arrangement.

Gas Purchase Contracts

Hiland Partners purchases natural gas and NGLs from Continental Resources, Inc. and its affiliates. Hiland Partners purchased natural gas and NGLs from Continental Resources, Inc. and its affiliates in the amount of approximately $50.3 million, $45.8 million and $27.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Badlands Purchase Contract

On November 8, 2005, Hiland Partners entered into a new 15-year definitive gas purchase agreement with Continental Resources, Inc. under which they will gather, treat and process additional natural gas, which is produced as a by-product of Continental Resources, Inc.’s secondary oil recovery operations, in the areas specified by the contract. In return, Hiland Partners will receive 50% of the proceeds attributable to residue gas and natural gas liquids sales as well as certain fixed fees associated with gathering and treating the natural gas, including a $0.60 per Mcf fee for the first 36 Bcf of natural gas gathered. The board of directors, as well as the conflicts committee of the board of directors, of Hiland Partners’ general partner has approved the agreement.

In order to fulfill the obligations under the agreement, Hiland Partners is in the process of expanding the Badlands gas gathering system and processing plant located in Bowman County, North Dakota. This expansion project will include the construction of a 40,000 Mcf/d nitrogen rejection plant, which is expected to be operational in the second quarter of 2007, and the expansion of the existing Badlands field-

gathering infrastructure. Hiland Partners intends to invest approximately $40.0 million in the expansion project by the first quarter of 2007, of which approximately $31.7 million had been invested as of December 31, 2006. Hiland Partners expects to invest an additional $9.5 million on this project later in 2007 to expand the system.

Other Agreements

Historically, Hiland Partners predecessor and Hiland Partners, LLC have contracted for down hole well services, fluid supply and oil field services from businesses in which Harold Hamm and members of his family have historically owned equity interests. Mr. Hamm and members of his family sold these businesses to Complete Production Services, Inc. in October 2004. Mr. Hamm is currently a director and stockholder of Complete Production Services. Payments made for these services by Hiland Partners predecessor and Hiland Partners, LLC on a combined basis were $219,000 and $257,000 during the years ended December 31, 2006 and 2005, respectively. Hiland Partners has continued to obtain services from these companies following the completion of its initial public offering. Based on various bids received by its general partner from unaffiliated third parties, its general partner believes that amounts paid for these services are comparable to amounts which would be charged by an unaffiliated third party.

In addition, Hiland Partners, LLC compensated Equity Financial Services, Inc., an entity wholly owned by our President, Randy Moeder, for management and administrative services. Total payments to Equity Financial Services were approximately $11,000 and $65,000 during the years ended December 31, 2005 and 2004, respectively. Following completion of Hiland Partners initial public offering, this service arrangement was terminated.

We lease office space under operating leases from an entity wholly owned by Harold Hamm. Rents paid under these leases totaled approximately $118,000, $51,000 and $47,000 for the years ended December 31, 2006, 2005 and 2004 respectively. These rates are consistent with the rates charged to other non-affiliated tenants in the building which we office.

In connection with the completion of our initial public offering, we adopted an ethics policy that requires related party transactions be reviewed to ensure that they are fair and reasonable to us. This requirement is also contained in our partnership agreement.

Item 14.                 Principal Accountant Fees and Services

Our audit committee has adopted an audit committee charter, which is available on our website at www.hilandpartners.com. The charter requires our audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. Our audit committee ratified Grant Thornton LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounts of Hiland Holdings GP, LP for the year ended December 31, 2006. Fees paid to Grant Thornton LLP include payments for our initial audit and annual audit, review of regulatory filings required in our initial public offering and review of our quarterly financial statements. Tax fees paid to Grant Thornton are for tax planning and tax compliance.

Audit Fees	$280,000
Audit Related Fees	—
Tax Fees	20,000
All other Fees	—
$300,000

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a) Financial Statements

The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.

(b) Other Information

None.

EXHIBITS

Exhibit Number	Description
1.1

Underwriting Agreement by and between Hiland Holdings GP, LP and Lehman Brothers Inc., as representative of the underwriters named therein dated as of September 19, 2006. (incorporated by reference to Exhibit 1.1 of Registrant’s quarterly report on Form 10-Q filed on November 13, 2006))

2.1

Contribution Agreement among Hiland Holdings GP, LP, Hiland Partners GP Holdings, LLC, Hiland Partners GP, Inc., Continental Gas Holdings, Inc., HHGP Holding, LLC, Harold Hamm DST Trust, Harold Hamm HJ Trust, Randy Moeder, Equity Financial Services, Inc. and Ken Maples dated May 24, 2006. (incorporated by reference to Exhibit 2.1 of Registrant’s Statement on Form S-1 filed May 26, 2006 (File No. 333-134491))

2.2

Acquisition Agreement by and among Hiland Operating, LLC, Hiland Partners, LLC and the members of Hiland Partners, LLC dated as of September 1, 2005 (incorporated by reference to Exhibit 2.2 of Hiland Partners, LP’s Form 8-K filed on September 29, 2005)

2.3

Amendment No. 1 dated September 12, 2006 to Contribution Agreement among Hiland Holdings GP, LP, Hiland Partners GP Holdings, LLC, Hiland Partners GP, Inc., Continental Gas Holdings, Inc., HHGP Holding, LLC, Harold Hamm DST Trust, Harold Hamm HJ Trust, Randy Moeder, Equity Financial Services, Inc. and Ken Maples dated May 24, 2006. (incorporated by reference to Exhibit 2.3 of Registrant’s Statement on Form S-1/A, filed September 13, 2006 (File No. 333-134491))

3.1	Certificate of Limited Partnership of Hiland Holdings GP, LP (incorporated by reference to Exhibit 3.1 of Registrant’s Statement on Form S-1 filed May 26, 2006 (File No. 333-134491))
3.2	Amended and Restated Agreement of Limited Partnership of Hiland Holdings GP, LP (incorporated by reference to Exhibit 3.1 of Registrant’s quarterly report on Form 10-Q filed on November 13, 2006))
3.3	Certificate of Formation of Hiland Partners GP Holdings, LLC (incorporated by reference to Exhibit 3.3 of Registrant’s Statement on Form S-1 filed May 26, 2006 (File No. 333-134491))
3.4

Amended and Restated Limited Liability Company Agreement of Hiland Partners GP Holdings, LLC(incorporated by reference to Exhibit 3.2 of Registrant’s quarterly report on Form 10-Q filed on November 13, 2006))

4.1	Specimen Unit Certificate for Common Units (incorporated by reference to Exhibit 4.1 of Registrant’s Statement on Form S-1/A, filed August 11, 2006 (File No. 333-134491))
10.1

Credit Agreement dated as of February 15, 2005 among Hiland Operating, LLC and MidFirst Bank (incorporated by reference to Exhibit 10.1 of Hiland Partners, LP’s annual report on Form 10-K filed on March 30, 2005)

10.2+	Hiland Partners, LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of Hiland Partners, LP’s Registration Statement on Form S-1/A, filed December 10, 2004 (File No. 333-134491))
10.3

Compression Services Agreement, effective as of January 28, 2005, by and among Hiland Partners, LP and Continental Resources, Inc. (incorporated by reference to Exhibit 10.3 of Hiland Partners, LP’s annual report on Form 10-K filed on March 30, 2005)

10.4

Gas Purchase Contract between Continental Resources, Inc. and Continental Gas, Inc. dated as of August 1, 1999 (incorporated by reference to Exhibit 10.4 of Registrant’s Registration Statement on Form S-1/A, filed August 30, 2006 (File No. 333-119908))

10.5†

Gas Purchase Contract between Chesapeake Energy Marketing, Inc. and Continental Gas, Inc. (incorporated by reference to Exhibit 10.5 of Hiland Partners, LP’s Registration Statement or Form S-1/A, filed December 10, 2004 (File No. 333-119908))

10.6†

Gas Purchase Contract between Magic Circle Energy Corporation and Magic Circle Gas (incorporated by reference to Exhibit 10.6 of Hiland Partners, LP’s Registration Statement on Form S-1/A, filed December 10, 2004 (File No. 333-119908))

10.7†

Gas Purchase Contract between Range Resources Corporation and Continental Gas, Inc. (incorporated by reference to Exhibit 10.7 of Hiland Partners, LP’s Registration Statement on Form S-1/A, filed December 10, 2004 (File No. 333-119908))

10.8+	Form of Unit Option Grant (incorporated by reference to Exhibit 10.9 of Hiland Partners, LP’s Registration Statement on Form S-1/A, filed December 10, 2004 (File No. 333-119908))
10.9

Omnibus Agreement among Continental Resources, Inc., Hiland Partners, LLC, Harold Hamm, Hiland Partners GP, LLC, Continental Gas Holdings, Inc., and Hiland Partners, LP effective as of February 15, 2005 (incorporated by reference to Exhibit 10.10 of Hiland Partners, LP’s annual report on Form 10-K filed on March 30, 2005)

10.10+	Director’s Compensation Summary (incorporated by reference to Exhibit 10.11 of Hiland Partners, LP’s annual report on Form 10-K filed on March 30, 2005)
10.11+	Form of Restricted Unit Grant Agreement (incorporated by reference to Exhibit 10.1 of Hiland Partners, LP’s Form 8-K filed on November 14, 2005)
10.12

First Amendment, dated as of September 26, 2005 to Credit Agreement dated as of February 15, 2005 among Hiland Operating, LLC and the lenders thereto (incorporated by reference to Exhibit 10.1 of Hiland Partners, LP’s Form 8-K filed on September 29, 2005)

10.13

Gas Purchase Agreement among Hiland Partners, LP and Continental Resources, Inc. dated November 8, 2005 (incorporated by reference to Exhibit 10.1 of Hiland Partners,  LP’s Form 8-K filed on November 10, 2005)

10.14+	Form of Hiland Holdings GP, LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 of Registrant’s Statement on Form S-1/A, filed August 11, 2006 (File No. 333-134491))
10.15

Credit Agreement dated as of May 1, 2006 between Hiland Partners GP, LLC and Midfirst Bank (incorporated by reference to Exhibit 10.17 of Registrant’s Statement on Form S-1, filed May 26, 2006 (File No. 333-134491))

10.16

Unit Purchase Agreement dated May 1, 2006 by and between Hiland Partners, LP and Hiland Partners GP, LLC (incorporated by reference to Exhibit 10.1 of Hiland Partners, LP’s Form 8-K filed on May 3, 2005)

10.17

Asset Purchase Agreement dated March 30, 2006 by and between Hiland Operating, LLC and Energy Gas Gathering, L.L.C. (incorporated by reference to Exhibit 10.2 of Hiland Partners, LP’s Form 8-K filed on May 3, 2005)

10.18

Second Amendment, dated as of June 8, 2006, to Credit Agreement dated as of February 15, 2005 among Hiland Operating, LLC and the lenders thereto (incorporated by reference to Exhibit 10.1 of Hiland Partners, LP’s Form 8-K filed on June 13, 2006)

10.19	Form of Restricted Unit Grant Agreement of Hiland Holdings GP, LP (incorporated by reference to Exhibit 10.19 of Registrant’s Statement on Form S-1/A, filed August 30, 2006 (File No. 333-134491))
10.20+	Form of Unit Option Grant Agreement of Hiland Holdings GP, LP (incorporated by reference to Exhibit 10.20 of Registrant’s Statement on Form S-1/A, filed August 11, 2006 (File No. 333-134491))
10.21+	Form of Phantom Unit Grant Agreement of Hiland Holdings GP, LP (incorporated by reference to Exhibit 10.21 of Registrant’s Statement on Form S-1/A, filed August 11, 2006 (File No. 333-134491))
10.22

Non-Competition Agreement dated September 25, 2006 (2006 by and among Hiland Partners, LP, Hiland Holdings GP, LP and Hiland Partners GP Holdings, LLC (incorporated by reference to Exhibit 10.22 of Hiland Partners, LP’s Form 8-K filed on September 29, 2006)

10.23

Credit Agreement dated as of September 25, 2006 between Hiland Holdings GP, LP and Midfirst Bank (incorporated by reference to Exhibit 10.23 of Registrant’s Statement on Form S-1/A, filed August 30, 2006 (File No. 333-134491))

10.24

Retention Agreement, dated as of March 14, 2007, by and among Randy Moeder, Hiland Partners GP, LLC, Hiland Partners GP Holdings, LLC and the other parties listed on the signature page thereto (incorporated by reference to exhibit 10.1 of Hiland Partners, LP’s Form 8K filed on March 15, 2007)

19.1	Code of Ethics for Chief Executive Officer and Senior Finance Officers
21.1	List of Subsidiaries of Hiland Holdings GP, LP (incorporated by reference to Exhibit 21.1 of Registrant’s Statement on Form S-1 (File No. 333-134491))
23.1	Consent of Grant Thornton LLP
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

+                Denotes a management contract or compensatory plan or arrangement.

†                    Portion of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Enid, Oklahoma, on the 20th day of March, 2007.

HILAND HOLDINGS GP, LP
By:	Hiland Partners GP Holdings, LLC, its general partner
By:	/s/ RANDY MOEDER
Randy Moeder
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 20th day of March, 2007.

Signature	Title
/s/ HAROLD HAMM	Chairman of the Board
Harold Hamm
/s/ RANDY MOEDER	Chief Executive Officer, President and
Randy Moeder	Director
/s/ KEN MAPLES	Chief Financial Officer, Vice President—Finance,
Ken Maples	Secretary and Director
/s/ MICHAEL L. GREENWOOD	Director
Michael L. Greenwood
/s/ EDWARD D. DOHERTY	Director
Edward D. Doherty
/s/ RAYFORD T. REID	Director
Rayford T. Reid
/s/ SHELBY E. ODELL	Director
Shelby E. Odell
/s/ DR. CHERYL L. EVANS	Director
Dr. Cheryl L. Evans
/s/ DR. BOBBY B.LYLE	Director
Dr. Bobby B. Lyle

Report of Independent Registered Public Accounting Firm

Board of Directors

Hiland Partners GP Holdings, LLC

We have audited the accompanying consolidated balance sheets of Hiland Holdings GP, LP and subsidiaries (the Partnership) as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows, and changes in owner’s equity and comprehensive income for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hiland Holdings GP, LP and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Partnership adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, on a modified prospective basis effective January 1, 2006.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 13, 2007

HILAND HOLDINGS GP, LP
Consolidated Balance Sheets

		Predecessor
	December 31,	December 31,
	2006	2005
	(in thousands, except unit amounts)
ASSETS
Current assets:
Cash and cash equivalents	$10,569	$6,318
Accounts receivable:
Trade	23,702	21,893
Affiliates	1,284	1,508
	24,986	23,401
Fair value of derivative assets	4,707	868
Other current assets	945	395
Total current assets	41,207	30,982
Property and equipment, net	257,003	120,715
Intangibles, net	53,094	41,179
Fair value of derivative assets	1,955	181
Other assets, net	1,939	1,028
Total assets	$355,198	$194,085
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$19,161	$13,349
Accounts payable—affiliates	4,412	5,819
Fair value of derivative liabilities	1,902	—
Accrued liabilities	1,459	1,426
Total current liabilities	26,934	20,594
Commitments and contingencies (Note 8)
Long-term debt	147,318	33,784
Fair value of derivative liabilities	291	—
Asset retirement obligation	2,196	1,024
Minority interests	137,302	135,892
Owners’ equity
Predecessor members’ equity	—	2,770
Common unitholders (21,600,000 units issued and outstanding)	38,590	—
Accumulated other comprehensive income	2,567	21
Total owners’ equity	41,157	2,791
Total liabilities and owners’ equity	$355,198	$194,085

The accompanying notes are an integral part of these consolidated financial statements.

HILAND HOLDINGS GP, LP
Consolidated Statements of Operations

		Predecessor
	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005	2004
	(in thousands, except unit amounts)
Revenues:
Midstream operations
Third parties	$210,732	$157,138	$95,019
Affiliates	4,135	5,246	3,277
Compression services, affiliate	4,819	4,217	—
Total revenues	219,686	166,601	98,296
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	105,884	87,247	54,962
Midstream purchases—affiliate (exclusive of items shown separately below)	50,309	45,842	27,570
Operations and maintenance	16,071	7,359	4,933
Depreciation, amortization and accretion	22,863	11,112	4,127
Gain on sale of assets	—	—	(19)
General and administrative expenses	5,299	2,542	1,082
Total operating costs and expenses	200,426	154,102	92,655
Operating income	19,260	12,499	5,641
Other income (expense):
Interest and other income	323	192	40
Amortization of deferred loan costs	(513)	(484)	(102)
Interest expense	(6,543)	(1,942)	(702)
Other income (expense), net	(6,733)	(2,234)	(764)
Income before minority interest in income of Hiland Partners, LP	12,527	10,265	4,877
Minority interest in income of Hiland Partners, LP	(10,164)	(9,380)	—
Net income from continuing operations	2,363	885	4,877
Discontinued operations, net	—	—	35
Net Income	2,363	$885	$4,912
Less income attributable to predecessor	(407)
Limited partners’ interest in net income	$1,956
Net income per limited partners’ unit—basic	$0.09
Net income per limited partners’ unit—diluted	$0.09
Weighted average limited partners’ units outstanding—basic	21,600
Weighted average limited partners’ units outstanding—diluted	21,601

The accompanying notes are an integral part of these consolidated financial statements.

HILAND HOLDINGS GP, LP
Consolidated Statements of Cash Flows
(in thousands)

		Predecessor
	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$2,363	$885	$4,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,797	11,083	4,170
Accretion of asset retirement obligation	66	8	23
Amortization of deferred loan cost	513	484	102
Gain on hedge ineffectiveness	(113)	—	—
Unit based compensation	522	99	—
Gain on sale of assets	—	—	(19)
Minority interest in income of Hiland Partners, LP	10,164	9,380	—
(Increase) decrease in current assets, net of acquisition effects:
Accounts receivable—trade	(1,809)	(17,507)	(1,831)
Accounts receivable—affiliates	709	(750)	(226)
Inventories	—	153	122
Other current assets	(550)	(213)	(113)
Increase (decrease) in current liabilities, net of acquisition effects:
Accounts payable	5,812	807	319
Accounts payable—affiliates	(2,175)	2,821	482
Accrued liabilities	321	909	16
Increase in other assets	(144)	—	—
Net cash provided by operating activities	38,476	8,159	7,957
Cash flows from investing activities:
Additions to property and equipment	(62,137)	(10,389)	(5,326)
Payments for Kinta Area gathering assets acquired	(96,400)	(64,559)	—
Proceeds from disposals of property and equipment	111	60	36
Net cash used in investing activities	(158,426)	(74,888)	(5,290)
Cash flows from financing activities:
Proceeds from public offering-net of underwriters discount	139,617	—	—
Minority interest proceeds from initial public offering of Hiland Partners, LP—net	—	48,128	—
Redemption of common units of Hiland Partners, LP from organizers	—	(6,278)	—
Distributions to organizers	—	(3,851)	—
Cash not contributed by organizers	—	(869)	—
Payment of initial public offering costs of Hiland Partners, LP	—	(2,249)	—
Proceeds from long-term borrowings	148,534	99,000	500
Payments on long-term borrowings	(35,000)	(89,167)	(2,428)
Increase in deferred offering costs of subsidiary	—	—	(1,012)
Debt issuance costs	(1,280)	(1,332)	(6)
Payment of initial public offering costs	(1,810)	—	—
Cash distribution to controlling members for contribution of units of Hiland Partners and member interest of Hiland Partners GP, LLC.	(101,812)	(26,980)	—
Capital contributions	501	1,490	—
Proceeds from secondary offering of Hiland Partners, LP	—	64,682	—
Payment of secondary public offering costs of Hiland Partners, LP	—	(607)	—
Proceeds from exercised unit options of Hiland Partners, LP	1,284	—	—
Minority interest cash distribution to unitholders of Hiland Partners, LP	(22,745)	(8,164)	—
Cash distribution to members of Hiland Partners GP, LLC	(1,750)	(973)	—
Cash distribution to controlling members	(1,053)	—	—
Cash distribution to unitholders	(285)	—	—
Net cash provided by (used in) financing activities	124,201	72,830	(2,946)
Increase (decrease) for the year	4,251	6,101	(279)
Beginning of year	6,318	217	496
End of year	$10,569	$6,318	$217
Supplementary information
Cash paid for interest, net of amounts capitalized	$6,408	$1,362	$787

The accompanying notes are an integral part of these consolidated financial statements.

HILAND HOLDINGS GP, LP
Consolidated Statements of Cash Flows (continued)
(in thousands)

Non-cash investing and financing activities:

May 10, 2006 purchase of limited partner common units of Hiland Partners, LP in excess of proportionate historical financial cost basis of Hiland Partners, LP allocated to property and equipment and intangible assets as follows:

Property and equipment	$4,488
Customer contracts	6,980
Excess of cost over proportionate equity interest	$11,468

Assumed asset retirement obligations of $1,106 on May 1, 2006 in connection with acquisition of Kinta Area gathering assets.

Fair value of net asset acquired from Hiland Partners, LLC on February 15, 2005
Accounts receivable and other current assets	$162
Property and equipment	31,600
Intangible assets	26,800
Other assets	105
Total assets acquired	58,667
Less accounts payable and other current liabilities assumed	(741)
Less current portion of long-term debt assumed	(8,879)
Less asset retirement obligation assumed	(398)
Fair value of net assets acquired	48,649
Contributed for minority interest in subsidiary by affiliates	(47,282)
Contributed for Hiland Partners GP, LLC	$1,367

Transfer to Continental Resources, Inc. on May 31, 2004 of oil and gas properties with a net book value of $2,489, accounts payable of $298 and asset retirement obligations of $50.

The accompanying notes are an integral part of these consolidated financial statements.

Hiland Holdings GP, LP
Consolidated Statement of Changes in Owners’ Equity and Comprehensive Income
For the Years Ended December 31, 2006, 2005 and 2004

	Predecessor Shareholders’ Equity	Predecessor Members’ Equity	Common Units	Accumulated Other Comprehensive Income	Total	Total Comprehensive Income
	(in thousands, except unit amounts)
Balance, January 1, 2004	$21,739	$—	$—	$—	$21,739
Net Income	4,912	—	—	—	4,912	$4,912
Transfer of oil and gas properties to Continental Resources, Inc.	(2,141)	—	—	—	(2,141)
Balance, December 31, 2004	24,510	—	—	—	24,510
Predecessor working capital distributed to shareholders at formation of Hiland Partners, LP	(9,972)	—	—	—	(9,972)
Net income from January 1, 2005 through February 14, 2005	493	—	—	—	493	$493
Allocation of predecessor net assets to Hiland Partners, LP at formation
Members equity	(422)	422	—	—	—
Minority interest	(14,609)	—	—	—	(14,609)
Contribution of certain net assets of Hiland Partners, LLC	—	1,367	—	—	1,367
Capital contributions	—	1,490	—	—	1,490
Cash distributions	—	(973)	—	—	(973)
Member compensation	—	72	—	—	72
Change in fair value of derivatives	—	—	—	21	21	21
Net income from February 15, 2005 through December 31, 2005	—	392	—	—	392	392
Comprehensive Income						$906
Balance, December 31, 2005	—	2,770	—	21	2,791
Capital contributions	—	501	—	—	501
Cash distributions	—	(1,750)	—	—	(1,750)
Member compensation	—	24	—	—	24
Net income from January 1, 2006 through September 25, 2006	—	407	—	—	407	407
Contribution of member interest in Hiland Partners GP, LLC	—	(1,952)	1,952	—	—
Proceeds from initial public offering, net of underwriter discount (8,050,000 common units)	—	—	139,617	—	139,617
Offering costs of initial public offering	—	—	(1,810)	—	(1,810)
Cash distribution to controlling members for contribution of units of Hiland Partners and member interest of Hiland Partners GP, LLC	—	—	(101,812)	—	(101,812)
Cash distributions to controlling members	—	—	(1,053)	—	(1,053)
Periodic cash distributions	—	—	(285)	—	(285)
Issuance of 12,000 restricted common units	—	—	16	—	16
Unit based compensation	—	—	9	—	9
Other comprehensive income reclassified to income on closed derivative transactions	—	—	—	(2,111)	(2,111)	(2,111)
Change in fair value of derivatives	—	—	—	4,657	4,657	4,657
Net income	—	—	1,956	—	1,956	1,956
Comprehensive income						$4,909
Balance December 31, 2006	$—	$—	$38,590	$2,567	$41,157

The accompanying notes are an integral part of this consolidated financial statement.

HILAND HOLDINGS GP, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(in thousands, except unit information or unless otherwise noted)

Note 1: Organization, Basis of Presentation and Principles of Consolidation

Unless the context requires otherwise, references to “we”, “our,” “us,” “Hiland Holdings” or “the Partnership” are intended to mean the consolidated business and operations of Hiland Holdings GP, LP. References to “Hiland Partners” are intended to mean the consolidated business and operations of Hiland Partners, LP and its subsidiaries.

Hiland Holdings GP, LP, a Delaware limited partnership was formed in May 2006 to own Hiland Partners GP, LLC, the general partner of Hiland Partners, LP and certain other common and subordinated units in Hiland Partners. Hiland Partners GP, LLC was formed in October 2004 to hold the 2% general partner ownership interest in Hiland Partners and serve as its general partner. Hiland Partners GP, LLC manages the operations of Hiland Partners. In connection with the closing of our initial public offering, all of the membership interests in Hiland Partners GP, LLC were contributed to us. Hiland Partners GP, LLC constitutes our predecessor.

Our general partner, Hiland Holdings GP, manages our operations and activities, including, among other things, paying our expenses and establishing the quarterly cash distribution levels for our common units and reserves that our general partner determines, in good faith, are necessary or appropriate to provide for the conduct of our business, to comply with applicable law, any of our debt instruments or other agreements or to provide for future distributions to our unitholders for any one or more of the upcoming four quarters.

Hiland Partners, a Delaware limited partnership, was formed in October 2004 to acquire and operate certain midstream natural gas plants, gathering systems and compression and water injection assets located in the states of Oklahoma, North Dakota, Wyoming, Texas and Mississippi that were previously owned by Continental Gas, Inc. and Hiland Partners, LLC. Hiland Partners commenced operations on February 15, 2005, and concurrently with the completion of its initial public offering, Continental Gas, Inc. contributed a substantial portion of its net assets to Hiland Partners.

Continental Gas, Inc. constitutes Hiland Partners’ predecessor. The transfer of ownership of net assets from Continental Gas, Inc. to Hiland Partners represented a reorganization of entities under common control and was recorded at historical cost. Accordingly, the consolidated financial statements include the historical operations of Continental Gas, Inc. prior to the transfer to Hiland Partners. Continental Gas, Inc. was formed in 1990 as a wholly owned subsidiary of Continental Resources, Inc.

Continental Gas, Inc. operated in one segment, midstream, which involved the gathering, compressing, dehydrating, treating, and processing of natural gas and fractionating natural gas liquids, or NGLs. Continental Gas, Inc. historically has owned all of Hiland Partners’ natural gas gathering, processing, treating and fractionation assets other than the Worland and Bakken gathering systems. Hiland Partners, LLC historically owned the Worland gathering system and compression services assets, which Hiland Partners acquired on February 15, 2005, and the Bakken gathering system. The net assets acquired by Hiland Partners on February 15, 2005 had a fair value of $48.6 million. Since its initial public offering, Hiland Partners has operated in midstream and compression services segments. On September 26, 2005, Hiland Partners acquired Hiland Partners, LLC, which at such time owned the Bakken gathering system, for $92.7 million, $35.0 million of which was used to retire outstanding Hiland Partners, LLC indebtedness.

On May 1, 2006, Hiland Partners acquired the Kinta Area gathering assets from Enogex Gas Gathering, L.L.C., consisting of certain eastern Oklahoma gas gathering assets, for $96.4 million.

Continental Gas, Inc. had minor interests in producing oil and gas properties located primarily in North Dakota. The properties were acquired over several years while Continental Gas, Inc. was a subsidiary of Continental Resources, Inc. Continental Gas, Inc. did not intend to pursue the exploration for and development of oil and natural gas and, accordingly, conveyed its interest in these properties effective May 31, 2004 to Continental Resources, Inc.. Therefore, this activity is presented as discontinued operations.

Principles of Consolidation

Because we own the general partner of Hiland Partners, the consolidated financial statements include our accounts, the accounts of Hiland Partners GP, LLC and the accounts of Hiland Partners and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The consolidated financial statements include the assets of Hiland Partners GP, LLC that were contributed to us concurrently with the completion of our initial public offering on September 25, 2006. Hiland Partners GP, LLC commenced operations on February 15, 2005, therefore amounts presented in these consolidated financial statements and accompanying notes for the period February 15, 2005 to September 25, 2006 relate to the consolidated accounts of Hiland Partners GP, LLC, Hiland Partners, its subsidiaries and its predecessor (Continental Gas, Inc.). The net assets and operations of Continental Gas, Inc. (Hiland Partners’ predecessor) are reflected for all periods prior to February 15, 2005. Certain assets of Hiland Partners, LLC that were contributed to Hiland Partners concurrently with the completion of its initial public offering are reflected beginning February 15, 2005 and the remaining net assets and operations of Hiland Partners, LLC acquired are reflected beginning September 1, 2005. Operations from the acquisition of the Kinta Area gathering assets are reflected only from May 1, 2006.

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

Property and Equipment

Our property and equipment are carried at cost. Depreciation and amortization of all equipment is determined under the straight-line method using various rates based on useful lives, 10 to 22 years for pipeline and processing plants, and 3 to 10 years for corporate and other assets. The cost of assets and related accumulated depreciation is removed from the accounts when such assets are disposed of, and any related gains or losses are reflected in current earnings. Maintenance, repairs and minor replacements are expensed as incurred. Costs of replacements constituting improvement are capitalized.

Intangible Assets

Intangible assets consist of the acquired value of customer relationships, existing contracts to sell natural gas and other NGLs and compression contracts, which do not have significant residual value. The customer relationships and the contracts are being amortized over estimated lives of ten years. We review intangible assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. If such a review should indicate that the carrying amount of intangible assets is not recoverable, we reduce the carrying amount of such assets to fair value based on the discounted probable cash flows of the intangible assets. No impairments of intangible assets were recorded during the years ended December 31, 2006, 2005 and 2004. Intangible assets consisted of the following:

	As of December 31,
	2006	2005
Gas sales contracts	$32,564	$25,585
Compression contracts	18,515	18,515
Customer relationships	10,492	—
	61,571	44,100
Less accumulated amortization	8,477	2,921
Intangible assets, net	$53,094	$41,179

On May 1, 2006 Hiland Partners acquired the Kinta Area gathering assets and recorded identifiable customer relationships of $10,492. On May 10, 2006, Hiland Partners GP, LLC purchased 761,714 common units and 15,545 general partner units of Hiland Partners for $35.0 million. Hiland Partners GP, LLC recorded an additional $6,979 in contracts to sell natural gas for a portion of the amount that the purchase price exceeded the proportionate interest in the underlying equity of Hiland Partners.

During the years ended December 31, 2006 and 2005 we recorded $5,556 and $2,921, respectively of amortization expense. There were no intangible assets prior to February 15, 2005. Estimated aggregate amortization expense for each of the five succeeding fiscal years is $6,157 from 2007 through 2011 and a total of $22,309 for all years thereafter.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we evaluate our long-lived assets of identifiable business activities for impairment when events or changes in circumstances indicate, in our management’s judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on our management’s estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value. For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is re-determined when related events or circumstances change.

When determining whether impairment of one of our long-lived assets has occurred, we must estimate the undiscounted cash flows attributable to the asset or asset group. Our estimate of cash flows is based on assumptions regarding the volume of reserves providing asset cash flow and future NGL product and natural gas prices. The amount of reserves and drilling activity are dependent in part on natural gas prices. Projections of reserves and future commodity prices are inherently subjective and contingent upon a number of variable factors, including, but not limited to:

•       changes in general economic conditions in regions in which Hiland Partners’ assets are located;

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

No impairment charges were recognized during each of the years ended December 31, 2006, 2005 and 2004

Accounting for Asset Retirement Obligations

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” we have recorded the fair value of liabilities for asset retirement obligations in the periods in which they are incurred and corresponding increases in the carrying amounts of the related long-lived assets. The asset retirement costs are subsequently allocated to expense using a systematic and rational method and the liabilities are accreted to measure the change in liability due to the passage of time. The provisions of this standard primarily apply to the dismantlement and site restoration of certain of our plants and pipelines. We have evaluated our asset retirement obligations as of December 31, 2006 and have determined that revisions in the carrying values are not necessary at this time.

The following table summarizes our activity related to asset retirement obligations for the indicated period:

Asset retirement obligation, January 1, 2005	619
Add: acquired form Hiland Partners, LLC on February 15, 2005	398
Add: accretion expense	27
Less: revisions	(20)
Asset retirement obligation, December 31, 2005	1,024
Add: acquired in Kinta Area asset acquisition on May 1, 2006	1,106
Add: accretion expense	66
Asset retirement obligation, December 31, 2006	$2,196

Other Assets

Unamortized deferred loan costs related to the long-term debt on our bank credit facility totaling $1,794 and $1,028 as of December 31, 2006 and 2005, respectively, are included in other noncurrent assets. The deferred loan costs are amortized using the straight-line method over the term of the debt for the bank credit facility.

Revenue Recognition

Revenues for sales and gathering of natural gas and NGLs are recognized at the time all gathering and processing activities are completed, the product is delivered and title, if applicable, is transferred. Revenues from oil and gas production (discontinued operations) are recorded in the month produced and title is transferred to the purchaser. Revenues related to our compression segment are recognized as monthly services are rendered under a four-year fixed-fee contract that Hiland Partners entered into concurrently with its initial public offering.

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

Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. However, if a derivative qualifies for hedge accounting, depending on the nature of the hedge, changes in fair value can be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings. To qualify for cash flow hedge accounting, the cash flows from the hedging instrument must be highly effective in offsetting changes in cash flows due to changes in the underlying item being hedged. In addition, all hedging relationships must be designated, documented, and reassessed periodically. SFAS No. 133 also provides that normal purchases and normal sales contracts are not subject to the statement. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold by the reporting entity over a reasonable period in the normal course of business. Our forward natural gas purchase and sales contracts are designated as normal purchases and sales. Substantially all of our forward contracts fall within a one to 24 month term.

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

Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which includes, but is not limited to, changes in the fair value of derivative financial instruments. Pursuant to SFAS No. 133, for derivatives qualifying as hedges, the effective portion of changes in fair value are recognized in owners’ equity as accumulated other comprehensive income and reclassified to earnings when the underlying hedged physical transaction closes, to the extent of our interest in Hiland Partners

Minority Interests

The minority interest on our consolidated balance sheet as of December 31, 2006 and 2005 reflects the outside ownership interest of Hiland Partners. Minority interest in income is calculated by multiplying the minority interest owners’ proportionate ownership of limited partner units in Hiland Partners by the limited partners’ allocation of Hiland Partners’ net income. Hiland Partners’ net income is allocated to its limited partners and its general partner based on the proportionate share of the contractually-determined cash distributions for the period, with adjustments made for incentive distributions specifically allocated to its general partner. All amounts we have received from Hiland Partners’ issuance and sale of limited partner units have been recorded as increases to the minority interest balance on the consolidated balance sheet.

Net Income per Limited Partner Unit

Net income per limited partners unit is computed based on the weighted-average number of common units outstanding during the period. The computation of diluted net income per limited partner unit further assumes the dilutive effect of unit options and restricted unit awards. Net income per limited partner unit is computed by dividing net income applicable to limited partners, after deducting net income prior to the contribution of membership interests in Hiland Partners GP, LLC (before September 25, 2006), by both the basic and diluted weighted-average number of limited partnership units outstanding.

Environmental Costs

Environmental costs are expensed if they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. Liabilities are recorded when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. Recoveries of environmental costs through insurance, indemnification arrangements or other sources are included in other assets to the extent such recoveries are considered probable.

Contributions to Subsidiary

The Partnership directly and indirectly owns all of the equity interests in Hiland Partners GP, LLC, the General Partner of Hiland Partners. Hiland Partners GP, LLC is required to make contributions to Hiland Partners each time Hiland Partners issues common units in order to maintain its 2% general partner ownership in Hiland Partners. Hiland Holdings or Hiland Partners GP, LLC prior to September 25, 2006 was required to contribute $738 and $7 for the years ended December 31, 2006 and 2005.

Income Taxes

As a partnership, we are not subject to income taxes. Therefore, there is no provision for income taxes included in our consolidated financial statements. Taxable income, gain, loss and deductions are allocated to the unitholders who are responsible for payment of any income taxes thereon.

Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the partnership agreement. Individual unitholders have different investment bases depending upon the timing and price of acquisition of their partnership units. Furthermore, each unitholder’s tax accounting, which is partially dependent upon the unitholder’s tax position, differs from the accounting followed in the consolidated financial statements. Accordingly, the aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined because information regarding each unitholder’s tax attributes in our partnership is not available to us.

Transportation and Exchange Imbalances

In the course of transporting natural gas and NGLs for others, we may receive for redelivery different quantities of natural gas or NGLs than the quantities actually redelivered. These transactions result in transportation and exchange imbalance receivables or payables that are recovered or repaid through the receipt or delivery of natural gas or NGLs in future periods, if not subject to cashout provisions. Imbalance receivables are included in accounts receivable and imbalance payables are included in accounts payable on the balance sheets and marked-to-market using current market prices in effect for the reporting period of the outstanding imbalances. Changes in market value and the settlement of any such imbalance at a price greater than or less than the recorded imbalance results in either an upward or downward adjustment, as appropriate, to the cost of natural gas sold. As of December 31, 2006 we had imbalance receivables of $1,028 and no imbalance payables. As of December 31, 2005, we had no imbalance receivables or payables.

Share-Based Compensation

Hiland Holdings GP, LP Long Term Incentive Plan

Hiland Holdings GP, the general partner of Hiland Holdings, adopted the Hiland Holdings GP, LP Long-Term Incentive Plan for its employees and directors of its general partner and employees of its affiliates. The long-term incentive plan consists of three components: unit options, restricted units and phantom units. The long-term incentive plan limits the number of units that may be delivered pursuant to awards to 2,160,000 units. The plan is administered by the board of directors of our general partner or the compensation committee of the board of directors of our general partner. The plan will expire upon the first to occur of its termination by the board of directors or the compensation committee, the date when no units remain available under the plan for awards or the tenth anniversary of the date the plan is approved by our unitholders. Awards then outstanding will continue pursuant to the terms of their grants.

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

In October 1995, the FASB issued SFAS No. 123, “Share-Based Payment,” which was revised in December 2004 (“SFAS 123R”). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that cost be measured based on the fair value of the equity or liability instruments issued. We adopted SFAS 123R effective January 1, 2006 and have used the permitted modified prospective method beginning as of the same date.

No options are outstanding for the year ended December 31, 2006.

Upon completion of our initial public offering, we granted 2,000 restricted common units to each of our six independent directors. A restricted unit is a common unit that is subject to forfeiture. Upon vesting, the grantee receives a common unit that is not subject to forfeiture. The restricted units vest over a four-year period from the date of issuance. The weighted average fair value at grant date was $20.00 per unit. Periodic distributions on the restricted units are held in trust by our general partner until the units vest. As of December 31, 2006, none of the restricted units had vested.

As provided for in the long-term incentive plan, each non-employee board member of Hiland Partners GP Holdings, LLC on each anniversary date of the initial reward is entitled to receive an additional 1,000 restricted common units.

The following table summarizes information about our restricted units for the year ended December 31, 2006:

Restricted Units	Units	Weighted Average Fair Value At Grant Date ($)
Non-vested at September 25, 2006	—	$—
Granted	12,000	$20.00
Vested	—	$—
Non-vested at December 31, 2006	12,000	$20.00

Compensation expense related to the 12,000 restricted units issued is to be recognized over their respective four-year vesting period on a straight-line basis. During the year ended December 31, 2006, we recorded $16 of expense related to the 12,000 restricted units issued and will expense another $224 over the next four years.

On February 15, 2005, Hiland Partners GP, LLC issued member based compensation awards with a fair value of $118 to two of its members as compensation for services to be rendered exclusively for Hiland Partners GP, LLC’s benefit. These Class B member interests were contributed to us in connection with the closing of our initial public offering. The Class B common units vest over a three-year period from the date of issuance. The Class B common units have substantially the same rights as the common units and, upon vesting, will become convertible at the election of the holder into common units. Member based compensation expense related to the Class B common units was $33, $72 and $0 for years ended December 31, 2006, 2005 and 2004, respectively.

Hiland Partners, LP Long Term Incentive Plan

Hiland Partners GP, LLC, the general partner of Hiland Partners adopted the Hiland Partners, LP Long-Term Incentive Plan for its employees and directors of its general partner and employees of its affiliates. The long-term incentive plan currently permits an aggregate of 680,000 of Hiland Partners common units to be issued with respect to unit options, restricted units, and phantom units granted under the plan. No more than 225,000 of the 680,000 common units may be issued with respect to vested restricted or phantom units. The plan is administered by the compensation committee of Hiland Partners GP, LLC’s board of directors. The plan will continue in effect until the earliest of (i) the date determined by the board of directors of the general partner; (ii) the date that common units are no longer available for payment of awards under the plan; or (iii) the tenth anniversary of the plan.

Hiland Partners GP, LLC’s board of directors or compensation committee may, in their discretion, terminate, suspend or discontinue the long-term incentive plan at any time with respect to any units for which a grant has not yet been made. Hiland Partners GP, LLC’s board of directors or its compensation committee also has the right to alter or amend the long-term incentive plan or any part of the plan from time to time, including increasing the number of units that may be granted, subject to unitholder approval if required by the exchange upon which the common units are listed at that time. No change in any outstanding grant may be made, however, that would materially impair the rights of the participant without the consent of the participant. Under the unit option grant agreement, granted options of common units will vest and become exercisable in one-third increments on the anniversary of the grant date over three years. Vested options are exercisable within the option’s contractual life of ten years after the grant date.

SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that cost be measured based on the fair value of the equity or liability instruments issued. Hiland Partners adopted SFAS 123R as of January 1, 2006 and applied SFAS 123R using the permitted modified prospective method beginning as of the same date. Hiland Partners expects no change to its cash flow presentation from the adoption of SFAS 123R since no tax benefits are recognized by them as a pass through entity. Hiland Partners’ compensation expense for these awards is recognized on the graded vesting attribution method. Units to be issued under Hiland Partners’ unit incentive plan may be from newly issued units. Prior to Hiland Partners’ adoption of SFAS 123R on January 1, 2006, Hiland Partners applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for their unit-based compensation awards. Accordingly, no compensation expense was recognized in 2005 for Hiland Partners’ unit options granted during 2005. The following pro forma data was calculated as if compensation cost for their unit-based compensation awards during the year ended December 31, 2005 was determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123.

Year Ended
December 31, 2005
Net income as reported	$885
Share based compensation adjustment	(20)
Pro forma net income	$865

The fair value of each option granted was estimated on the date of grant using the American Binomial option pricing model that used the assumptions noted below. Expected and weighted-average volatility is based on Hiland Partners’ peer group volatility averages as determined on the option grant dates. Expected volatility of options granted ranged from 16% to 31% and weighted-average volatility ranged from 18% to 30%. For options granted in 2006 and 2005, expected lives of 6.0 years are calculated by the simplified method as prescribed under SEC Staff Accounting Bulletin 107 and represents the period of time that unit options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The exercise price of the options granted equaled the market price of the units on the grant date.

	Year Ended December 31, Year Ended
	2006	2005
Expected volatility	16.1% - 20.2%	20.2% - 31.0%
Weighted-average volatility	18.0%	29.4%
Expected dividend yield	6.4%	5.2%
Risk-free interest rate	4.5%	4.5%

The following table summarizes information about outstanding options with respect to Hiland Partners’ common units for the year ended December 31, 2006:

Options	Units	Weighted Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at January 1, 2006	167,500	$24.70
Granted	28,000	$39.78
Exercised	(52,699)	$24.40		$876
Forfeited or expired	(14,333)	$23.53
Outstanding at December 31, 2006	128,468	$28.24	8.4	$2,355
Exercisable at December 31, 2006	2,801	$28.79	8.1	$50

The weighted average grant date fair value of the 55,500 unit options vested during the year ended December 31, 2006 was $5.15 per unit. The weighted average grant date fair value of the 28,000 unit options granted during the year ended December 31, 2006 was $4.33 per unit. The weighted average grant date fair value of 167,500 unit options granted during the year ended December 31, 2005 was $5.30 per unit. As of December 31, 2006, there was $214 of total unrecognized compensation cost related to unvested unit based option awards granted under Hiland Partners’ Plan. This cost is expected to be recognized over a weighted-average period of 1.2 years.

On April 14, 2006, 13,333 of the unit options issued on February 10, 2005, were forfeited. Hiland Partners assumed no forfeitures in its fair value calculations, as Hiland Partners believes this forfeiture is an isolated incident and is not indicative of the future. Compensation expense for the year ended December 31, 2006 has been reduced by $21 as a result of the forfeiture.

As a result of adopting SFAS 123R on the modified prospective basis beginning on January 1, 2006, Hiland Partners expensed $354 related to unit options that were awarded in both 2006 and 2005. Hiland Partners recognized no unit option compensation expense in 2005.

The following table summarizes information about Hiland Partners’ restricted units for the year ended December 31, 2006:

Restricted Units	Units	Weighted Average Fair Value At Grant Date ($)
Non-vested at January 1, 2006	8,000	$39.69
Granted	13,000	$46.17
Vested	(2,000)	$39.69
Forfeited	—
Non-vested at December 31, 2006	19,000	$44.12

During 2006, Hiland Partners issued (i) 1,000 units each to four non-employee board members of its general partner on their one-year anniversary dates, (ii) 2,000 units each on August 11, 2006 to two newly elected non-employee board members of its general partner, (iii) 3,000 units to an executive officer of its general partner and (iv) 2,000 units to certain employees of its general partner.

Also during 2006, one fourth, or 2,000, of the 8,000 Hiland Partners’ restricted units we issued to non-employee board members of its general partner in 2005 vested and were converted to common units. The weighted average grant date fair value of Hiland Partners’ restricted units issued in 2005 was $39.69 per unit.

A restricted unit is a common unit that is subject to forfeiture. The restricted units vest over a four-year period from the date of issuance. Periodic distributions on the restricted units are held in trust by Hiland Partners GP, LLC until the units vest. Upon vesting, the grantee receives a common unit that is not subject to forfeiture. Each non-employee board member of Hiland Partners GP, LLC is entitled to receive an additional 1,000 restricted common units on each anniversary date of the initial award.

Total compensation expense related to restricted units was $119 and $28 for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, there was $770 of total unrecognized compensation cost related to Hiland Partners’ unvested restricted units. This cost is expected to be recognized over a weighted average period of 3.3 years.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not decided if we will early adopt SFAS No. 159 or if we will choose to measure any eligible financial assets and liabilities at fair value.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.”  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) such as fair value hierarchy used to classify the source of information used in fair value measurements (i.e., market based or non-market based) and expands disclosure about fair value measurements based on their level in the hierarchy. This Statement applies to derivatives and other financial instruments, which Statement 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires be measured at fair value at initial recognition and for all subsequent periods. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We will apply the provisions of the Statement prospectively in our first interim period in the fiscal year beginning on January 1, 2008 and we do not expect a change in our methodologies of fair value measurements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the “roll-over” and “iron curtain” method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. We applied the methodology consistent with SAB 108 in connection with the preparation of these annual financial statements for the year ending December 31, 2006 and did not record an adjustment.

Note 2: Initial Public Offering

On May 26, 2006, a Registration Statement on Form S-1 was filed with the United States Securities and Exchange Commission (the “SEC”) relating to a proposed initial public offering of limited partnership interests in Hiland Holdings.

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

In connection with the closing of our initial public offering, all of the membership interests in Hiland Partners GP, LLC (which owns the 2% general partner interest and all of the incentive distribution rights in Hiland Partners), 1,301,471 Hiland Partners common units (including 761,714 Hiland Partners common units previously owned by Hiland Partners GP, LLC) and 4,080,000 subordinated units of Hiland Partners were contributed to us, resulting in our ownership of a 57.0% limited partner interest in Hiland Partners. Contributions of Hiland Partners GP, LLC’s assets are reflected at their historical carrying basis because the contributions are from a related party. As consideration for this contribution, substantially all of the net proceeds from our initial public offering, after the retirement of $36.0 million of outstanding debt and accrued interest of Hiland Partners GP, LLC, were distributed to Harold Hamm, The Harold Hamm DST Trust, The Harold Hamm HJ Trust, Randy Moeder and Ken Maples (the “Contributing Parties”) and 13,550,000 common units and Class B common units in us were issued to the Contributing Parties.

Note 3: Hiland Partners Equity Transactions and Contribution of Assets

The assets and liabilities of Continental Gas, Inc., excluding certain working capital assets, were contributed to Hiland Partners in exchange for 271,082 Hiland Partners common units, after redemption of 195,991 common units, and 2,646,749 of its subordinated units. Existing bank debt of Continental Gas, Inc. was repaid from a portion of the proceeds of Hiland Partners’ initial public offering. The assets of Continental Gas, Inc. transferred to Hiland Partners were recorded at historical cost, as it was considered to be a reorganization of entities under common control, and Continental Gas, Inc. was considered Hiland Partners’ accounting predecessor. The following table presents the assets and liabilities of Continental Gas, Inc. immediately prior to contributing assets to Hiland Partners:

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

In consideration for the contribution, the former owners of Continental Gas, Inc. received 467,073 of Hiland Partners’ common units and 2,646,749 of the subordinated units. Immediately following the closing of Hiland Partners’ initial public offering, 195,991 of the common units were redeemed for approximately $4.1 million.

In connection with Hiland Partners’ formation and its initial public offering on February 15, 2005, certain assets and liabilities of Hiland Partners, LLC excluding the Bakken assets were contributed to them on that date. In consideration for the contribution, the non-managing members of Hiland Partners, LLC received 247,868 of Hiland Partners’ common units and 1,404,586 of Hiland Partners’ subordinated units.

Immediately following the closing of the offering, 104,009 of the common units were redeemed for approximately $2.2 million. The managing member of Hiland Partners, LLC also received 5,059 of Hiland Partners’ common units and 28,665 of Hiland Partners’ subordinated units, none of which were redeemed. The acquisition of the assets of Hiland Partners, LLC was accounted for as a purchase and, as a result, these assets were recorded at their fair value at the time of purchase. The following table presents the fair value of the assets and liabilities acquired from Hiland Partners, LLC on February 14, 2005.

Accounts receivable and other current assets	$162
Property and equipment	31,600
Intangible assets	26,800
Other assets	105
Total assets acquired	58,667
Less accounts payable and other current liabilities assumed	(741)
Less current portion of long-term debt assumed	(8,879)
Less asset retirement obligation assumed	(398)
Fair value of net assets acquired	$48,649

Note 4: Acquisitions

On May 1, 2006, Hiland Partners acquired certain gas gathering assets from Enogex Gas Gathering, L.L.C. for $96.4 million cash, including certain closing costs, financed with borrowings under its credit facility and an additional note payable to a bank. We refer to these assets as the Kinta Area gathering assets. A determination was made by our management of the fair value of these assets and liabilities primarily using current replacement cost for the acquired gas gathering assets and related equipment less estimated accumulated depreciation on such replacement costs and estimated discounted cash flows arising from future renegotiated customer contracts. The acquired assets, which are located in the eastern Oklahoma Arkoma Basin, have approximately 672 wellhead receipt points and include five separate low pressure natural gas gathering systems consisting of 569 miles of natural gas gathering pipelines and 23 compressor units capable of nearly 40,000 horsepower of compression. The natural gas gathering systems operate under contracts with producers that provide for services under fixed-fee arrangements. Hiland Partners operates the Kinta Area gathering assets substantially differently than they were operated by the previous owner. Since there was no sufficient continuity of the Kinta Area gathering assets’ operations prior to and after the acquisition, disclosure of prior financial information would not be material to an understanding of future operations. Therefore, the acquisition has been recorded as a purchase of assets and not a business, and no pro forma financial information is required to be presented. The following table presents the resulting allocation to the net assets acquired and liabilities assumed on May 1, 2006:

Pipelines, including right of ways	$56,175
Compressors	22,221
Other equipment and buildings	8,618
Customer relationships	10,492
97,506
Asset retirement obligation assumed	1,106
Net assets acquired	$96,400

The Kinta Area gathering assets and operations are included in the consolidated financial statements from May 1, 2006 forward.

On September 26, 2005, Hiland Partners completed its acquisition of Hiland Partners, LLC for approximately $92.7 million in cash, $35.0 million of which was used to retire outstanding Hiland Partners,

LLC indebtedness. The effective date of the acquisition was September 1, 2005. Hiland Partners, LLC’s principal asset was the Bakken gathering system located in Richland County, Montana. At the time of the acquisition, the Bakken gathering system consisted of approximately 256 miles of gas gathering pipeline, a natural gas processing plant, two compressor stations and one fractionation facility. The Bakken processing plant and a portion of the gathering system became operational on November 8, 2004. To facilitate the closing of the acquisition, Hiland Partners amended its senior secured revolving credit facility to increase its borrowing capacity under the facility from $55.0 million to $125.0 million. Hiland Partners used a portion of this increased capacity to fund the acquisition.

To the extent of Hiland Partners’ non-controlling ownership, the acquisition was accounted for using the purchase method of accounting under SFAS No. 141, “Business Combinations.” As of the date of the acquisition, Hiland Partners, LLC was an entity partially owned by an affiliate who, at the time, was Hiland Partners GP, LLC’s controlling member. Accordingly, 49% of the Bakken gathering system assets, for which estimated fair value was in excess of historical basis, have been recorded at historical cost and 51% of the Bakken gathering system assets have been recorded at fair value. A cash distribution of $27.0 million made to this affiliate and $0.8 million made to Hiland Partners GP, LLC, as reported as a reduction of owners’ equity, reflects the difference in the purchase price paid to this affiliate and his cost basis in the net assets of Hiland Partners, LLC. The fair value of the assets acquired has also been reduced by imputed interest expense from September 1, 2005, the effective date of the acquisition, through the closing date, September 26, 2005. The following table presents the resulting allocation to the net assets acquired and liabilities assumed at the effective date of acquisition:

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

	For the Year Ended December 31,
	2005	2004
Revenues as reported	$166,601	$98,296
Revenues from acquired interests	18,648	14,335
Pro forma revenues	$185,249	$112,631
Income before minority interest, as reported	$10,265	$4,877
Loss from acquired interests	(4,176)	(1,867)
Pro forma income before minority interest	6,089	3,010
Minority interest in income of Hiland Partners	(5,288)	—
Pro forma income from continuing operations	801	3,010
Discontinued operations, net	—	35
Pro forma net income	$801	$3,045

Note 5: Property and Equipment

	As of December 31,
	2006	2005
Land	$255	$225
Construction in progress	48,610	3,676
Midstream pipeline, plants and compressors	230,645	122,927
Compression and water injection equipment	19,270	19,264
Other	2,471	1,689
	301,251	147,781
Less: accumulated depreciation and amortization	44,248	27,066
	$257,003	$120,715

On May 10, 2006, Hiland Partners GP, LLC purchased 761,714 common units and 15,545 general partner units of Hiland Partners for $35.0 million. Hiland Partners GP, LLC recorded additional pipeline and processing plant cost of $4,488 for a portion of the amount that the unit purchase price exceeded the proportionate interest in the underlying equity of Hiland Partners.

We capitalized interest of $1,467 and $32 during the year ended December 31, 2006 and 2005, respectively.

Depreciation charged to expense, including discontinued operations in 2004, totaled $17,241, $8,162 and $4,170 for the years ended December 31, 2006, 2005 and 2004.

Note 6: Derivatives

Hiland Partners has entered into certain financial swap instruments that are classified as cash flow hedges in accordance with SFAS No. 133, as amended, and relate to forecasted sales in 2006, 2007 and 2008. Hiland Partners entered into these instruments to hedge forecasted natural gas and natural gas liquids (NGLs) sales or purchases against the variability in expected future cash flows attributable to changes in commodity prices. Under all but one of these contractual swap agreements with Hiland Partners’ counterparties, Hiland Partners receives a fixed price and pays a floating price based on certain indices for the relevant contract period as the underlying natural gas or NGL is sold. In one agreement, Hiland Partners pays a fixed price and receives a floating price based on certain indices for the relevant contract period as the underlying natural gas is purchased.

Hiland Partners formally documents all relationships between hedging instruments and the items being hedged, including its risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas and NGL futures, the “sold fixed for floating price” or “buy fixed for floating price” contracts, to the forecasted transactions. Hiland Partners assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items. A derivative is deemed to be highly effective when changes in its cash flows correlate within a range of 80% to 125% to offsetting cash flows of the hedged transaction. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in natural gas or NGL reference prices under a hedging instrument and actual natural gas or NGL prices, Hiland Partners will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings. Hiland Partners assesses effectiveness using regression analysis and ineffectiveness using the dollar offset method.

Derivatives are recorded on our consolidated balance sheet as assets or liabilities at fair value. For derivatives qualifying as hedges, the effective portion of changes in fair value are recognized in owners’ equity as accumulated other comprehensive income and reclassified to earnings when the underlying hedged physical transaction closes. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, changes in fair value are recognized in earnings as they occur. Actual amounts that will be reclassified will vary as a result of future changes in prices. Hedge ineffectiveness is recorded in income while the hedge contract is open and may increase or decrease until settlement of the contract. Realized cash gains and losses on closed/settled instruments are reflected in the contract month being hedged as an adjustment to midstream revenues.

During the year ended December 31, 2006 we reclassified net gains of $2,111 on closed/settled hedge transactions to midstream revenues out of other comprehensive income and also recorded $4,657 to other comprehensive income for the favorable change in fair value of open derivatives. Included in minority interest on the balance sheet is $761 of the changes in the net fair value of derivatives during the year ended December 31, 2006 attributable to minority interest. During the years ended December 31, 2006, Hiland Partners recorded gains of $113, on the ineffective portions of our qualifying open derivative transactions. At December 31, 2006 our accumulated other comprehensive income related to derivatives was $2,567. Of this amount we anticipate $1,623 will be reclassified to earnings during the next 12 months and $944 will be reclassified to earnings in subsequent periods. Actual amounts that will be reclassified will vary as a result of future changes in prices. Ineffective gains or losses are recorded in income while the hedge contract is open and may increase or decrease until settlement of the contract. Realized gains and losses on these instruments are reflected in the contract month being hedged as an adjustment to Hiland Partners’ midstream revenue. Hiland Partners’ first entered into derivative transactions in October 2005 and had no closed/settled hedge transactions or ineffective portions of qualifying  open derivative transactions during the year ended December 31, 2005. The fair value of derivative assets and liabilities are as follows for the indicated periods:

	As of December 31,
	2006	2005
Fair value of derivative assets—current	$4,707	$868
Fair value of derivative assets—long term	1,955	181
Fair value of derivative liabilities—current	(1,902)	—
Fair value of derivative liabilities—long term	(291)	—
Net fair value of derivatives	$4,469	$1,049

The terms of our derivative contracts currently extend out as far as December 2008. Our counterparty to all of our derivative contracts is BP Corporation North America. Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at December 31, 2006.

Description and Production Period	Volume (MMBtu)	Average Fixed Price (per MMBtu)	Fair Value Asset (Liability)
Natural Gas—Sold Fixed for Floating Price Swaps
January 2007 - December 2007	1,620,000	$8.03	$4,634
January 2008 - March 2008	1,620,000	$8.00	1,955
			$6,589
	(MMBtu)	(per MMBtu)
Natural Gas—Buy Fixed for Floating Price Swaps
January 2007 - December 2007	600,000	$8.87	$(1,625)
January 2008 - March 2008	150,000	$8.87	(194)
			$(1,819)
	(Bbls)	(per Gallon)
Natural Gas Liquids—Sold Fixed for Floating Price Swaps
January 2007 - December 2007	152,652	$1.13	$(204)
January 2008 - March 2008	38,163	$1.13	(97)
			$(301)

Note 7: Long-Term Debt

	As of December 31,
	2006	2005
Hiland Partners-Revolving Credit Facility	$147,064	$33,784
Hiland Holdings-Revolving Credit Facility	254	—
Long-Term Debt	$147,318	$33,784

Hiland Partners

On February 15, 2005, concurrently with the closing of Hiland Partners’ initial public offering, Hiland Partners entered into a three-year $55.0 million senior secured revolving credit facility. The credit facility consisted of a $47.5 million senior secured revolving credit facility to be used for funding acquisitions and other capital expenditures, issuance of letters of credit and general corporate purposes (the “revolving acquisition facility”) and a $7.5 million senior secured revolving credit facility to be used for working capital and to fund distributions (the “revolving working capital facility”).

On September 26, 2005, concurrently with the acquisition of Hiland Partners, LLC, Hiland Partners amended their credit facility to increase borrowing capacity under the facility from $55.0 million to $125.0 million, consisting of a $117.5 million acquisition facility and a $7.5 million working capital facility. On September 26, 2005, Hiland Partners incurred $93.7 million of indebtedness under the credit facility in connection with the acquisition of Hiland Partners, LLC.

On November 21, 2005, Hiland Partners completed their second public offering of common units. Hiland Partners used $65.2 million of the $66.1 million net proceeds from the offering to repay a majority of the credit facility borrowings used to fund the acquisition of Hiland Partners, LLC.

On June 8, 2006, Hiland Partners entered into a second amendment to their credit facility to, among other things, increase borrowing base to $200 million and revise certain covenants. The facility currently consists of a $191.0 million senior secured revolving credit facility to be used for funding acquisitions and other capital expenditures, issuance of letters of credit and general corporate purposes (the “revolving acquisition facility”); and a $9.0 million senior secured revolving credit facility to be used for working capital and to fund distributions (the “revolving working capital facility”).

In addition, the credit facility provides for an accordion feature, which permits Hiland Partners, if certain conditions are met, to increase the size of the revolving acquisition facility by up to $150 million and allows for the issuance of letters of credit of up to $15.0 million in the aggregate. The credit facility will mature in May 2011. At that time, the agreement will terminate and all outstanding amounts thereunder will be due and payable.

Hiland Partners’ obligations under the credit facility are secured by substantially all of its assets and guaranteed by Hiland Partners, and all of its subsidiaries, other than Hiland Operating, LLC its operating company, which is the borrower under the credit facility.

Indebtedness under the credit facility bears interest, at Hiland Partners’ option, at either (i) an alternate base rate plus an applicable margin ranging from 50 to 125 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 150 to 225 basis points per annum based on our ratio of consolidated funded debt to EBITDA. The Alternate Base Rate is a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the Federal Funds effective rate in effect on such day plus ½ of 1%. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 1.0%. An unused commitment fee ranging from 25 to 50 basis points per annum based on our ratio of consolidated funded debt to EBITDA will be payable on the unused portion of the credit facility. During any step-up period, the applicable margin with respect to loans under the credit facility will be increased by 35 basis points per annum and the unused commitment fee will be increased by 12.5 basis points per annum.

The credit facility prohibits Hiland Partners from making distributions to unitholders if any default or event of default, as defined in the credit facility, has occurred and is continuing or would result from the distribution. In addition, the credit facility contains various covenants that limit, among other things, subject to certain exceptions and negotiated “baskets,” our ability to incur indebtedness, grant liens, make certain loans, acquisitions and investments, make any material changes to the nature of its business, amend its material agreements, including its Omnibus Agreement, which contains non-compete and indemnity provisions with affiliates, or enter into a merger, consolidation or sale of assets.

The credit facility also contains covenants requiring Hiland Partners to maintain a maximum consolidated funded debt to EBITDA ratio of 4.0:1.0, provided that in the event Hiland Partners makes certain permitted acquisitions or capital expenditures, the credit facility allows this ratio to increase to 4.75:1.0 for the following three fiscal quarters (a “step-up period”) and a minimum interest coverage ratio of 3.0:1.0.

The credit facility defines EBITDA as Hiland Partners’ consolidated net income, plus income tax expense, interest expense, depreciation and amortization expense, amortization of intangibles and organizational costs, non-cash unit based compensation expense, and adjustments for non-cash gains and losses on specified derivative transactions and for other extraordinary items.

Upon the occurrence of an event of default as defined in the credit facility, the lenders may, among other things, be able to accelerate the maturity of the credit facility and exercise other rights and remedies as set forth in the credit facility.

The credit facility limits distributions to Hiland Partners’ unitholders to available cash, as defined by the agreement, and borrowings to fund such distributions are only permitted under the revolving working capital facility. The revolving working capital facility is subject to an annual “clean-down” period of 15 consecutive days in which the amount outstanding under the revolving working capital facility is reduced to zero.

As of December 31, 2006, Hiland Partners had $147.1 million outstanding under this credit facility and was in compliance with its financial covenants.

Hiland Partners GP, LLC

On May 1, 2006 Hiland Partners GP, LLC entered into an unsecured credit agreement under which it borrowed $35.0 million to purchase 761,714 common units and 15,545 general partner units from Hiland Partners. The loan was guaranteed by all Hiland Partners GP, LLC’s members and matured and was paid in full upon the completion of our initial public offering on September 25, 2006. Hiland Partners GP, LLC’s board of directors, as well as the conflicts committee of its board of directors, consisting of independent directors, approved the transaction.

Hiland Holdings

On September 25, 2006, concurrently with the closing of our initial public offering, the Partnership entered into a three-year $25.0 million secured revolving credit facility. The facility will permit us, if certain conditions are met, to increase borrowing capacity by up to an additional $25.0 million. The facility is secured by all of our ownership interests in Hiland Partners and its general partner, other than the 2% general partner interest and the incentive distribution rights.

The facility will mature on September 25, 2009 at which time all outstanding amounts thereunder become due and payable.

Indebtedness under the facility bears interest, at our option, at either (i) an alternate base rate plus an applicable margin ranging from 100 to 150 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 200 to 250 basis points per annum in each case based on our ratio of consolidated funded debt to EBITDA. The alternate base rate is equal to the greatest of (a) the prime rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the federal funds effective rate in effect on such day plus 1/2 of 1%. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the facility at a percentage per annum equal to 2.0%. A commitment fee ranging from 25 to 50 basis points per annum based on our ratio of consolidated funded debt to EBITDA will be payable on the average daily unused portion of the facility for the quarter most recently ended.

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

The amount we may borrow under the facility is limited to the lesser of: (i) 50% of the sum of the value of the Hiland Partners common and subordinated units and certain other assets held by us and certain of our subsidiaries at the end of each fiscal quarter and (ii) the maximum available amount of the facility (currently $25.0 million).

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

As of December 31, 2006, we had $0.3 million outstanding under this credit facility and were in compliance with our financial covenants.

Note 8: Commitments and Contingencies

Hiland Partners has executed various natural gas fixed price physical forward sales contracts on approximately 115,000 MMBtu per month for 2007 and 100,000 MMBtu per month for 2008 with fixed prices ranging from $4.49 to $9.13 per MMBtu in 2007 and $8.43 per MMBtu in 2008. These contracts have been designated as normal sales under SFAS No. 133 and are therefore not marked to market as derivatives. A summary of the fixed price physical forward sales contracts is presented in the table below:

Production Period	(MMBtu)	Average Fixed Price (per MMBtu)
January 2007 - December 2007	1,380,000	$6.92
January 2007 - December 2008	1,200,000	$8.43

We maintain a defined contribution retirement plan for our employees under which we make discretionary contributions to the plan based on a percentage of eligible employees’ compensation. Contributions to the plan are 5.0% of eligible employees’ compensation and resulted in expenses for the years ended December 31, 2006, 2005 and 2004 of $201, $111 and $70, respectively.

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

We lease office space from a related entity (Note 10). We lease certain facilities, vehicles and equipment under operating leases, most of which contain annual renewal options. For the years ended 2006, 2005 and 2004, rent expense was $994, $224 and $198, respectively, under these leases.

On November 8, 2005, Hiland Partners entered into a new 15-year definitive gas purchase agreement with Continental Resources, Inc. under which Hiland Partners will gather, treat and process additional natural gas, which is produced as a by-product of Continental Resources, Inc.’s secondary oil recovery operations. In order to fulfill the obligations under the agreement, Hiland Partners is expanding its Badlands gas gathering system and processing. This expansion project includes the construction of a 40,000 Mcf/d nitrogen rejection plant and the expansion of its existing Badlands field-gathering infrastructure. Hiland Partners intends to invest approximately $40.0 million in the expansion project by the second quarter of 2007, of which approximately $31.7 million had been invested as of December 31, 2006. Hiland Partners plans to invest an additional $9.5 million during the second half of 2007 to expand the system.

Hiland Partners is in the process of installing four amine-treating facilities at several of its Kinta Area gathering system locations to remove excess carbon dioxide levels from the natural gas. Hiland Partners is also installing additional compression facilities to expand the current capacity by approximately 8,000 Mcf/d on these gathering systems. Hiland Partners will invest approximately $6.0 million on these projects and expect that all of the projects will be completed by the end of the first quarter of 2007.

A summary of contractual cash obligations as of December 31, 2006, including obligations related to the Badlands and Kinta Area projects, minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year, and leases renewed and entered into subsequent to year end but prior to financial statement issuance, is presented below:

	Payment Due by Period
Type of Obligation	Total Obligation	Due in 2007	Due in 2008	Due in 2009	Due in 2010	Due in 2011	Thereafter
	(in thousands)
Hiland Holdings’ revolving credit facility	$254	$—	$—	$254	$—	$—	$—
Hiland Partners’ revolving credit facility	147,064	—	—	—	—	147,064	—
Contracts on internal expansion projects	12,532	11,203	326	325	326	325	27
Operating leases and service agreements	1,423	774	278	138	83	49	101
Total contractual cash obligations	$161,273	$11,977	$604	$717	$409	$147,438	$128

Note 9: Significant Customers and Suppliers

All of Hiland Partners’ revenues are domestic revenues. The following table presents Hiland Partners’ top midstream customers as a percent of total revenue for the periods indicated:

	For the Year Ended December 31,
	2006	2005	2004
Customer 1	20%	16%	29%
Customer 2	15%	—	—
Customer 3	14%	6%	—
Customer 4	13%	13%	33%
Customer 5	11%	4%	—
Customer 6	8%	8%	10%
Customer 7	4%	23%	—

All of Hiland Partners’ purchases are from domestic sources. The following table presents Hiland Partners’ top midstream suppliers as a percent of total midstream purchases for the periods indicated:

	For the Year Ended December 31,
	2006	2005	2004
Supplier 1 (affiliated company)	32%	34%	33%
Supplier 2	24%	28%	33%
Supplier 3	13%	6%	—
Supplier 4	6%	13%	17%
Supplier 5	4%	2%	—

Note 10: Related Party Transactions

Hiland Partners purchases natural gas and NGLs from affiliated companies. Purchases of product from affiliates totaled $50.3 million, $45.8 million and $27.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. Hiland Partners also sells natural gas and NGLs to affiliated companies. Sales of product to affiliates totaled $4.1 million, $5.2 million and $3.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Compression revenues from affiliates were $4.8 million and $4.2 million for the years ended December 31, 2006 and 2005. There were no compression revenues in 2004.

Accounts receivable-affiliates of $1,284 and $1,508 at December 31, 2006 and 2005, respectively, includes $1,260 and $1,451 from one affiliate for midstream sales.

Accounts payable-affiliates of $4,412 and $5,819 at December 31, 2006 and 2005, respectively, includes $3,819 and $5,684 due to one affiliate for midstream purchases.

We utilize affiliated companies to provide services to our plants and pipelines and certain administrative costs. The total amount paid to these companies was $353, $336, and $183 during the years ended December 31, 2006, 2005 and 2004, respectively.

We lease office space under operating leases directly or indirectly from an affiliate. Rents paid associated with these leases totaled $118, $75, and $51 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 11: Reportable Segments

On February 15, 2005, certain assets and liabilities of Hiland Partners, LLC were contributed to Hiland Partners in conjunction with its initial public offering. As a result of this transaction, Hiland Partners has distinct operating segments for which additional financial information must be reported. Prior to February 15, 2005, Hiland Partners did not have operating segments. Hiland Partners’ operations are now classified into two reportable segments:

(1)   Midstream, which is the gathering, compressing, dehydrating, treating and processing of natural gas and fractionating NGLs.

(2)   Compression, which is providing air compression and water injection services for Continental Resources, Inc.’s oil and gas secondary recovery operations that are ongoing in North Dakota.

These segments reflect the way Hiland Partners manages its operations. Hiland Partners’ operations are conducted in the United States. General and administrative costs, which consist of executive management, accounting and finance, operations and engineering, marketing and business development, are allocated to the individual segments based on revenues.

Midstream assets totaled $323,813 and $159,191 at December 31, 2006 and 2005. On the same dates, assets attributable to compression operations totaled $31,385 and $34,894, respectively. All but $72 of the total capital expenditures of $62,137 and Kinta Area gathering assets acquired of $96,400 for the year ended December 31, 2006 was attributable to midstream operations. Capital expenditures of $10,389 for the year ended December 31, 2005 were entirely related to the midstream segment. There was not a compression segment prior to February 15, 2005

The tables below present information for the reportable segments for the years ended December 31, 2006 and 2005.

	For the Year Ended December 31,
	2006			2005
	Midstream	Compression	Total	Midstream	Compression	Total
Revenues	$214,867	$4,819	$219,686	$162,384	$4,217	$166,601
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	156,193	—	156,193	133,089	—	133,089
Operations and maintenance	15,228	843	16,071	6,800	559	7,359
Depreciation and amortization	19,292	3,571	22,863	7,921	3,191	11,112
General and administrative expenses	5,189	110	5,299	2,479	63	2,542
Total operating costs and expenses	195,902	4,524	200,426	150,289	3,813	154,102
Operating income	$18,965	$295	19,260	$12,095	$404	12,499
Other income (expense):
Interest and other income			323			192
Amortization of deferred loan costs			(513)			(484)
Interest expense			(6,543)			(1,942)
Minority interest in income of Hiland Partners, LP			(10,164)			(9,380)
Net income			$2,363			$885

Note 12: Discontinued Operations

During the first quarter of 2004, Continental Gas, Inc. determined it would no longer pursue its interests in direct production of oil and gas. Amounts for oil and gas income and expense are presented in these statements as discontinued operations. Effective May 31, 2004, Continental Gas, Inc. transferred all its interests in its oil and gas properties to Continental Resources, Inc.

A summary of oil and gas operations discontinued during the year ended December 31, 2004 is presented below:

Revenues	$266
Expenses	(165)
Depreciation and amortization	(66)
Net income	$35

The May 31, 2004 transfer, recorded at carrying value, included the following:

Leasehold costs	$67
Capitalized intangible costs	3,063
Lease and well equipment	1,689
Asset retirement cost	41
Accounts payable	(298)
Accumulated amortization	(1,623)
Accumulated depreciation	(748)
Asset retirement obligation	(50)
$2,141

Continental Gas, Inc. followed the “successful efforts” method of accounting for its oil and gas properties. Under the successful efforts method, costs of acquiring undeveloped oil and gas leasehold acreage, including lease bonuses, brokers’ fees and other related costs are capitalized. Provisions for impairment of undeveloped oil and gas leases are based on periodic evaluations. Annual lease rentals and exploration expenses, including geological and geophysical expenses and exploratory dry hole costs, are charged against income as incurred. Costs of drilling and equipping productive wells, including development dry holes and related production facilities, are capitalized. Depreciation and depletion of oil and gas production equipment and properties are determined under the unit-of-production method based on estimated proved recoverable oil and gas reserves.

Note 13: Selected Quarterly Financial Data-Unaudited

The following is a summary of selected quarterly financial data for the years ended December 31, 2006 and 2005:

	2006 Quarter
	1st	2nd	3rd	4th
Revenues	$53,409	52,739	57,267	56,271
Operating income	$4,126	5,002	5,230	4,902
Net income (loss)	$378	184	(24)	1,825
Income (loss) attributable to predecessor	$378	184	(155)	—
Limited partners interest in net income	$—	—	131	1,825
Net income per limited partner unit—basic and diluted			$0.01	0.08
	2005 Quarter
	1st	2nd	3rd	4th
Revenues	$25,778	30,603	41,925	68,295
Operating income	$1,959	1,941	3,261	5,338
Net income	$507	15	46	317

Note 14: Net Income per Limited Partner Unit

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

	For the Year Ended December 31, 2006
	Income Available to Limited Partners	Limited Partner Units	Per Unit
	(Numerator)	(Denominator)	Amount
	(in thousands)
Income per limited partner unit—basic:
Income available to limited unitholder	$1,956		$0.09
Weighted average limited partner units outstanding		21,600
Income per limited partner unit—diluted:
Restricted units		1
Income available to common unitholders	$1,956	21,601	$0.09

Note 15: Partners’ Capital and Cash Distributions

Hiland Holdings

Hiland Holdings unitholders (limited partners) have only limited voting rights on matters affecting our operations and activities and, therefore, limited ability to influence our management’s decisions regarding our business. Unitholders did not select our general partner or elect the board of directors of our general partner and effectively have no right to select our general partner or elect its board of directors in the future. Unitholders’ voting rights are further restricted by our partnership agreement, which provides that any units held by a person that owns 20% or more of any class of units then outstanding, other than the general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot be voted on any matter. In addition, our partnership agreement contains provisions limiting the ability of our unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting a unitholders’ ability to influence the manner or direction of our management.

Our partnership agreement requires that we distribute all of our cash on hand at the end of each quarter less reserves established at our general partner’s discretion. We refer to this as “available cash.” Initially our only cash-generating assets are our interests in Hiland Partners from which we receive quarterly distributions. The amount of available cash may be greater than or less than the minimum quarterly distributions.

On October 24, 2006, the Board of Directors of Hiland Holdings GP, our general partner announced our cash distribution for the third quarter of 2006. The declared 3rd quarter distribution was $0.2025 per unit (an annualized rate of $0.81 per unit). This distribution is prorated for the portion of the third quarter we were a public company and was paid on February 19, 2007 to unitholders of record on February 5, 2007.On January 25, 2007, the Board of Directors of Hiland Holdings GP, our general partner announced our cash distribution for the fourth quarter of 2006. The declared 4th quarter distribution was $0.2075 per unit (an annualized rate of $0.83 per unit). This cash distribution was paid on February 19, 2007 to all unitholders of record on February 5, 2007.

Hiland Partners

The unitholders (limited partners) of Hiland Partners have only limited voting rights on matters affecting its operations and activities and, therefore, limited ability to influence its management’s decisions regarding its business. Unitholders did not select Hiland Partners GP, LLC as general partner or elect its board of directors and effectively have no right to select a general partner or elect its board of directors in the future. Unitholders’ voting rights are further restricted by Hiland Partners’ partnership agreement, which provides that any units held by a person that owns 20% or more of any class of units then outstanding, other than the general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of Hiland Partners GP, LLC’s board of directors, cannot be voted on any matter. In addition, Hiland Partners’ partnership agreement contains provisions limiting the ability of its unitholders to call meetings or to acquire information about its operations, as well as other provisions limiting a unitholder’s ability to influence the manner or direction of Hiland Partners’ management.

Hiland Partners’ partnership agreement requires that it distribute all of its cash on hand at the end of each quarter, less reserves established at Hiland Partners GP, LLC’s discretion. We refer to this as “available cash.” The amount of available cash may be greater than or less than the minimum quarterly distributions described below. In general, Hiland Partners will pay any cash distribution made each quarter in the following manner:

•       first, 98% to the common units, pro rata, and 2% to Hiland Partners GP, LLC, until each common unit has received a minimum quarterly distribution of $0.45 plus any arrearages from prior quarters;

•       second, 98% to the subordinated units, pro rata, and 2% to Hiland Partners GP, LLC, until each subordinated unit has received a minimum quarterly distribution of $0.45; and

•       third, 98% to all units, pro rata, and 2% to Hiland Partners GP, LLC, until each unit has received a distribution of $0.495.

If cash distributions per unit exceed $0.495 in any quarter, Hiland Partners GP, LLC as general partner will receive increasing percentages, up to a maximum of 50% of the cash Hiland Partners distributes in excess of that amount. We refer to these distributions as “incentive distributions.”

The distributions on the subordinated units may be reduced or eliminated if necessary to ensure the common units receive their minimum quarterly distribution. Subordinated units will not accrue arrearages.

The subordination period will end once Hiland Partners meets certain financial tests, but not before March 31, 2010. These financial tests require Hiland Partners to have earned and paid the minimum quarterly distribution on all of its outstanding units for three consecutive four-quarter periods. When the subordination period ends, all remaining subordinated units will convert into common units on a one-for-one basis and the common units will no longer be entitled to arrearages. As of December 31, 2006 we own 4,080,000 subordinated units, which is all of, Hiland Partners’ subordinated units.

All distributions paid by Hiland Partners to common and subordinated unitholders, including amounts paid to affiliate owners and regular and incentive distributions paid to Hiland Partners GP, LLC were as follows (in thousands, except per unit amounts):

	Per Unit Cash
	Distribution	Common	Subordinated	General Partner(b)		Total Cash
Date Cash Distribution Paid	Amount	Units(b)	Units(b)	Regular	Incentive	Distribution
05/13/05	$0.2250	$612	$918	$31	$—	$1,561
08/12/05	0.4625	1,258	1,887	64	—	3,209
11/14/05	0.5125	1,398	2,091	72	18	3,579
02/14/06	0.6250	2,724	2,550	112	249	5,635
05/15/06	0.6500	2,858	2,652	119	315	5,944
08/14/06	0.6750	3,485	2,754	136	414	6,789
11/14/06	0.7000	3,623	2,856	145	637	7,261
02/14/07(a)	0.7125	3,694	2,907	150	749	7,500
	$4.5625	$19,652	$18,615	$829	$2,382	$41,478

This cash distribution was announced on January 25, 2007 and was paid on February 14, 2007 to all unitholders of record as of February 5, 2007.

Distributions paid by Hiland Partners to us and Hiland Partners GP, LLC were as follows (in thousands, except per unit amounts):

	Per Unit Cash
	Distribution	Common	Subordinated	General Partner		Total Cash
Date Cash Distribution Paid	Amount	Units	Units	Regular	Incentive	Distribution
05/13/05	$0.2250	$—	$—	$31	$—	$31
08/12/05	0.4625	—	—	64	—	64
11/14/05	0.5125	—	—	72	18	90
02/14/06	0.6250	—	—	112	249	361
05/15/06	0.6500	—	—	119	315	434
08/14/06	0.6750	514	—	136	414	1,064
11/14/06	0.7000	557	186	145	637	1,525
02/14/07(a)	0.7125	927	2,907	150	749	4,733
	$4.5625	$1,998	$3,093	$829	$2,382	$8,302

Note 16: Subsequent Event (unaudited)

On January 23, 2007 Hiland Partners, along with Hiland Partners Finance Corp., its wholly owned subsidiary, filed an S-3/A registration statement with the Securities and Exchange Commission to register unit and debt securities with a maximum aggregate offering price of $500,000. The securities Hiland Partners may offer include common units representing limited partnership interests in them; and debt securities, which may be either senior debt securities or subordinated debt securities.