Form 10-Q
period 2007-03-31
Hiland Holdings GP, LP
filed 2007-05-10
CIK 1363381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2007

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

The number of the registrant’s outstanding equity units at May 4, 2007 was 21,600,000 common units.

HILAND HOLDINGS GP, LP

HILAND HOLDINGS GP, LP

Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(unaudited)
	(in thousands, except unit amounts)
ASSETS
Current assets:
Cash and cash equivalents	$8,648	$10,569
Accounts receivable:
Trade	24,485	23,702
Affiliates	1,191	1,284
	25,676	24,986
Fair value of derivative assets	3,647	4,707
Other current assets	841	945
Total current assets	38,812	41,207

Property and equipment, net	268,071	257,003
Intangibles, net	51,555	53,094
Fair value of derivative assets	1,267	1,955
Other assets, net	1,971	1,939

Total assets	$361,676	$355,198

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$19,748	$19,161
Accounts payable—affiliates	4,542	4,412
Fair value of derivative liabilities	2,067	1,902
Accrued liabilities	1,414	1,459
Total current liabilities	27,771	26,934

Commitments and contingencies (Note 7)
Long-term debt	159,418	147,318
Fair value of derivative liabilities	274	291
Asset retirement obligation	2,215	2,196
Minority interests	135,455	137,302

Owners’ equity
Common unitholders (21,600,000 units issued and outstanding at March 31, 2007)	35,140	38,590
Accumulated other comprehensive income	1,403	2,567
Total owners’ equity	36,543	41,157

Total liabilities and owners’ equity	$361,676	$355,198

The accompanying notes are an integral part of these consolidated financial statements.

HILAND HOLDINGS GP, LP

Consolidated Statements of Operations

For the Three Months Ended (Unaudited)

	March 31,	March 31,
	2007	2006
		Predecessor
	(in thousands, except unit amounts)
Revenues:
Midstream operations
Third parties	$58,860	$50,886
Affiliates	989	1,318
Compression services, affiliate	1,205	1,205
Total revenues	61,054	53,409

Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	31,881	27,155
Midstream purchases—affiliate (exclusive of items shown separately below)	11,734	14,380
Operations and maintenance	4,970	2,574
Depreciation, amortization and accretion	7,028	4,137
General and administrative expenses	2,045	1,038
Total operating costs and expenses	57,658	49,284
Operating income	3,396	4,125

Other income (expense):
Interest and other income	127	75
Amortization of deferred loan costs	(110)	(123)
Interest expense	(2,091)	(535)
Other income (expense), net	(2,074)	(583)

Income before minority interest in income of Hiland Partners, LP	1,322	3,542
Minority interest in income of Hiland Partners, LP	(574)	(3,164)
Limited partners’ interest in net income	$748	$378

Net income per limited partners’ unit—basic	$0.03

Net income per limited partners’ unit—diluted	$0.03

Weighted average limited partners’ units outstanding—basic	21,600

Weighted average limited partners’ units outstanding—diluted	21,605

The accompanying notes are an integral part of these consolidated financial statements.

HILAND HOLDINGS GP, LP

Consolidated Statements of Cash Flows

For the Three Months Ended (Unaudited)

	March 31,	March 31,
	2007	2006
		Predecessor
	(in thousands)
Cash flows from operating activities:
Net income	$748	$378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,009	4,127
Accretion of asset retirement obligation	19	10
Amortization of deferred loan cost	110	123
Gain on derivative transactions	(69)	(82)
Unit based compensation	464	115
Minority interest in income of Hiland Partners, LP	574	3,164
(Increase) decrease in current assets:
Accounts receivable—trade	(783)	6,126
Accounts receivable—affiliates	93	318
Other current assets	104	(202)
Increase (decrease) in current liabilities:
Accounts payable—trade	587	(3,511)
Accounts payable—affiliates	130	(1,367)
Accrued liabilities	(45)	(164)
Net cash provided by operating activities	8,941	9,035

Cash flows from investing activities:
Additions to property and equipment	(16,538)	(11,178)
Net cash used in investing activities	(16,538)	(11,178)

Cash flows from financing activities:
Proceeds from long-term borrowings	12,100	8,000
Debt issuance costs	—	(11)
Offering costs	(142)	(17)
Proceeds from Hiland Partners, LP unit options exercise	969	892
Minority interest cash distribution to unitholders of Hiland Partners, LP	(2,767)	(5,274)
Cash distribution to members of Hiland Partners GP, LLC	—	(302)
Cash distribution to unitholders	(4,484)	—
Net cash provided by financing activities	5,676	3,288

Increase (decrease) for the period	(1,921)	1,145
Beginning of period	10,569	6,318
End of period	$8,648	$7,463

Supplementary information
Cash paid for interest, net of amounts capitalized	$2,072	$505

The accompanying notes are an integral part of these consolidated financial statements.

Hiland Holdings GP, LP

Consolidated Statement of Changes in Owners’ Equity and Comprehensive Income

For the Three Months Ended March 31, 2007 (Unaudited)

		Accumulated
		Other		Total
	Common	Comprehensive		Comprehensive
	Units	Income	Total	Income
	(in thousands, except unit amounts)

Balance, January 1, 2007	$38,590	$2,567	$41,157

Periodic cash distributions	(4,484)	—	(4,484)

Unit based compensation	286	—	286

Other comprehensive income reclassified to income on closed derivative transactions	—	(332)	(332)	$(332)

Change in fair value of derivatives	—	(832)	(832)	(832)

Net income	748	—	748	748

Comprehensive income (loss)				$(416)

Balance March 31, 2007	$35,140	$1,403	$36,543

The accompanying notes are an integral part of this consolidated financial statement.

HILAND HOLDINGS GP, LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2007 AND 2006

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

Our general partner, Hiland Partners GP Holdings, LLC manages our operations and activities, including, among other things, paying our expenses and establishing the quarterly cash distribution levels for our common units and reserves that our general partner determines, in good faith, are necessary or appropriate to provide for the conduct of our business, to comply with applicable law, any of our debt instruments or other agreements or to provide for future distributions to our unitholders for any one or more of the upcoming four quarters.

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

Continental Gas, Inc. operated in one segment, midstream, which involved the gathering, compressing, dehydrating, treating, and processing of natural gas and fractionating natural gas liquids, or NGLs. Continental Gas, Inc. historically has owned all of Hiland Partners’ natural gas gathering, processing, treating and fractionation assets other than the Worland and Bakken gathering systems. Hiland Partners, LLC historically owned the Worland gathering system and compression services assets, which Hiland Partners acquired on February 15, 2005, and the Bakken gathering system. The net assets acquired by Hiland Partners on February 15, 2005 had a fair value of $48.6 million. Since its initial public offering, Hiland Partners has operated in midstream and compression services segments. On September 26, 2005, Hiland Partners acquired Hiland Partners, LLC, which at such time owned the Bakken gathering system, for $92.7 million, $35.0 million of which was used to retire outstanding Hiland Partners, LLC indebtedness. On May 1, 2006, Hiland Partners acquired the Kinta Area gathering assets from Enogex Gas Gathering, L.L.C., consisting of certain eastern Oklahoma gas gathering assets, for $96.4 million.  Hiland Partners financed this acquisition with $61.2 million of borrowings from its credit facility and $35.0 million of proceeds from the issuance to Hiland Partners GP, LLC, its general partner, of 761,714 common units and 15,545 general partner equivalent units, both at $45.03 per unit.

The unaudited financial statements for the three months ended March 31, 2007 and 2006 included herein have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, which are in the opinion of our management, necessary for a fair presentation of our results for the interim periods. Such adjustments are considered to be of a normal recurring nature. Results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2007.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2006.

Principles of Consolidation

Because we own the general partner of Hiland Partners, the consolidated financial statements include our accounts, the accounts of Hiland Partners GP, LLC and the accounts of Hiland Partners and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The consolidated financial statements include the assets of Hiland Partners GP, LLC that were contributed to us concurrently with the completion of our initial public offering on September 25, 2006. Hiland Partners GP, LLC commenced operations on February 15, 2005, therefore amounts presented in these consolidated financial statements and accompanying notes for the period January 1, 2006 to September 25, 2006 relate to the consolidated accounts of Hiland Partners GP, LLC, Hiland Partners and its subsidiaries

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Our financial instruments, which require fair value disclosure, consist primarily of cash and cash equivalents, accounts receivable, financial derivatives, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values, due to the short maturity of these instruments. Derivative instruments are reported in the accompanying consolidated financial statements at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Fair value of our derivative instruments is determined based on management estimates through utilization of market data including forecasted forward natural gas and natural gas liquids (NGL) prices as a function of forward New York Mercantile Exchange (“NYMEX”) natural gas and light crude prices. The fair value of long-term debt approximates its carrying value due to the variable interest rate feature of such debt.

Commodity Risk Management

We engage in price risk management activities in order to minimize the risk from market fluctuation in the prices of natural gas and NGLs. To qualify as a hedge, the price movements in the commodity derivatives must be highly correlated with the underlying hedged commodity. Gains and losses related to commodity derivatives which qualify as hedges are recognized in income when the underlying hedged physical transaction closes and are included in the consolidated statements of operations as revenues from midstream operations. Gains and losses related to commodity derivatives that are not designated as hedges or do not qualify as hedges are recognized in income immediately, and are included in midstream revenues in the consolidated statement of operations.

Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. However, if a derivative does qualify for hedge accounting, depending on the nature of the hedge, changes in fair value can be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings. To qualify for cash flow hedge accounting, the cash flows from the hedging instrument must be highly effective in offsetting changes in cash flows due to changes in the underlying item being hedged. In addition, all hedging relationships must be designated, documented, and reassessed periodically. SFAS No. 133 also provides that normal purchases and normal sales contracts are not subject to the statement. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold by the reporting entity over a reasonable period in the normal course of business. Our fixed price physical forward natural gas purchase and sales contracts in which we have contracted to purchase or sale natural gas quantities at fixed prices are designated as normal purchases and sales. Substantially all forward contracts fall within a one to 24 month term.

Currently, our derivative financial instruments that qualify for hedge accounting are designated as cash flow hedges. The cash flow hedge instruments hedge the exposure of variability in expected future cash flows that is attributable to a particular risk. The effective portion of the gain or loss on these derivative instruments is recorded in accumulated other comprehensive income in owners’ equity and reclassified into earnings in the same period in which the hedged transaction closes. The asset or liability related to the derivative instruments is recorded on the balance sheet as fair value of derivative assets or liabilities. Any ineffective portion of the gain or loss is recognized in earnings immediately.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and other comprehensive income, which includes, but is not limited to, changes in the fair value of derivative financial instruments. Pursuant to SFAS No. 133, for derivatives qualifying as hedges, the effective portion of changes in fair value are recognized in owners’ equity as accumulated other comprehensive income and reclassified to earnings when the underlying hedged physical transaction closes, to the extent of our interest in Hiland Partners. Our comprehensive income for the three months ended March 31, 2007 and 2006 is presented in the table below:

	For the Three Months Ended March 31,
	2007	2006
Net income	$748	$378
Other comprehensive income reclassified to income on closed derivative transactions	(332)	—
Change in fair value of derivatives	(832)	4
Comprehensive income (loss)	$(416)	$382

Net Income per Limited Partners’ Unit

Net income per limited partners’ unit is computed based on the weighted-average number of common units outstanding during the period. The computation of diluted net income per limited partner unit further assumes the dilutive effect of restricted unit awards. Net income per limited partners’ unit is computed by dividing net income applicable to limited partners by both the basic and diluted weighted-average number of limited partnership units outstanding.

Intangible Assets

Intangible assets consist of the acquired value of customer relationships, existing contracts to sell natural gas and other NGLs and compression contracts, which do not have significant residual value. The customer relationships and the contracts are being amortized over their estimated lives of ten years. We review intangible assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. If such a review should indicate that the carrying amount of intangible assets is not recoverable, we reduce the carrying amount of such assets to fair value based on the discounted probable cash flows of the intangible assets. No impairments of intangible assets were recorded during the three months ended March 31, 2007 or 2006. On May 1, 2006 Hiland Partners acquired the Kinta Area gathering assets and recorded identifiable customer relationships of $10,492. On May 10, 2006, Hiland Partners GP, LLC purchased 761,714 common units and 15,545 general partner units of Hiland Partners for $35.0 million. Hiland Partners GP, LLC recorded an additional $6,979 in contracts to sell natural gas for a portion of the amount that the purchase price exceeded the proportionate interest in the underlying equity of Hiland Partners.

Intangible assets consisted of the following at March 31, 2007 and December 31, 2006:

	As of	As of
	March 31,	December 31,
	2007	2006
Gas sales contracts	$32,564	$32,564
Compression contracts	18,515	18,515
Customer relationships	10,492	10,492
	61,571	61,571
Less accumulated amortization	10,016	8,477
Intangible assets, net	$51,555	$53,094

During the three months ended March 31, 2007 and 2006 we recorded $1,539 and $1,103, respectively of amortization expense. Estimated aggregate amortization expense for the remainder of 2007 is $4,618 and $6,157 for each of the four succeeding fiscal years from 2008 through 2011 and a total of $22,309 for all years thereafter.

Accounting for Asset Retirement Obligations

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” we have recorded the fair value of liabilities for asset retirement obligations in the periods in which they are incurred and corresponding increases in the carrying amounts of the related long-lived assets. The asset retirement costs are subsequently allocated to expense using a systematic and rational method and the liabilities are accreted to measure the change in liability due to the passage of time. The provisions of this standard primarily apply to dismantlement and site restoration of certain of our plants and pipelines. We have evaluated our asset retirement obligations as of March 31, 2007 and have determined that revisions in the carrying values are not necessary at this time. Our asset retirement obligations totaling $2,196 at January 1, 2007 increased to $2,215 at March 31, 2007 as a result of accreting the obligation by $19.

Minority Interests

The minority interest on our consolidated balance sheets as of March 31, 2007 and December 31, 2006 reflects the outside ownership interest of Hiland Partners. Minority interest in income is calculated by multiplying the minority interest owners’ proportionate ownership of limited partner units in Hiland Partners by the limited partners’ allocation of Hiland Partners’ net income. Hiland Partners’ net income is allocated to its limited partners and its general partner based on the proportionate share of the contractually-determined cash distributions for the period, with adjustments made for incentive distributions specifically allocated to its general partner. All amounts we have received from Hiland Partners’ issuance and sale of limited partner units have been recorded as increases to the minority interest balance on the consolidated balance sheet.

Contributions to Subsidiary

The Partnership directly and indirectly owns all of the equity interests in Hiland Partners GP, LLC, the general partner of Hiland Partners. Hiland Partners GP, LLC is required to make contributions to Hiland Partners each time Hiland Partners issues common units in order to maintain its 2% general partner ownership in Hiland Partners. Hiland Holdings or Hiland Partners GP, LLC was required to contribute $19 and $18 for the three months ended March 31, 2007 and 2006.

Share-Based Compensation

Hiland Holdings GP, LP Long Term Incentive Plan

Hiland Holdings GP, the general partner of Hiland Holdings, adopted the Hiland Holdings GP, LP Long-Term Incentive Plan for its employees and directors of its general partner and employees of its affiliates. The long-term incentive plan consists of three components: unit options, restricted units and phantom units. The long-term incentive plan limits the number of units that be delivered pursuant to awards to 2,160,000 units. The plan is administered by the board of directors of our general partner or the compensation committee of the board of directors of our general partner. The plan will expire upon the first to occur of its termination by the board of directors or the compensation committee, the date when no units remain available under the plan for awards or the tenth anniversary of the date the plan is approved by our unitholders. Awards then outstanding will continue pursuant to the terms of their grants.

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

No options are outstanding for the three months ended March 31, 2007.

We issued no restricted units during the three months ended March 31, 2007. As of March 31, 2007 and December 31, 2006, we had 12,000 restricted common units with a weighted average fair value at grant date of $20.00 per restricted unit outstanding. A restricted unit is a common unit that is subject to forfeiture. Upon vesting, the grantee receives a common unit that is not subject to forfeiture. The restricted units vest over a four-year period from the date of issuance. Periodic distributions on the restricted units are held in trust by our general partner until the units vest. As provided for in the long-term incentive plan, each non-employee board member of Hiland Partners GP Holdings, LLC on each anniversary date of the initial reward is entitled to receive an additional 1,000 restricted common units. As of March 31, 2007, none of the restricted units had vested. Compensation expense related to the 12,000 restricted units issued is to be recognized over their respective four-year vesting period on the graded vesting attribution method. During the three months ended March 31, 2007, we recorded $32 of expense related to the 12,000 restricted units issued and will expense another $192 over the next four years.

On February 15, 2005, Hiland Partners GP, LLC issued member based compensation awards with a fair value of $118 to two of its members, Randy Moeder, our former Chief Executive Officer, President and director of our general partner and Ken Maples, our Chief Financial Officer, Vice President-Finance, Secretary and director of our general partner as compensation for services to be rendered exclusively for Hiland Partners GP, LLC’s benefit. In connection with the closing of our initial public offering, these Class B member interests were exchanged for a calculated number of our Class B common units, which had equal fair value. The Class B common units vest over a three-year period from the date of issuance. The Class B common units have substantially the same rights as the common units and, upon vesting, become convertible at the election of the holder into common units. Member based compensation expense related to the Class B common units was $3 and $8 for three months ended March 31, 2007 and 2006, respectively.

On March 14, 2007, Mr. Moeder announced his intention to resign. In connection with Mr. Moeder’s resignation we, our general partner and Mr. Moeder entered into a retention agreement that allowed Mr. Moeder to continue his employment for a mutually agreeable period of time, but no longer than six months. Under the agreement, as long as Mr. Moeder continued his employment, a pro rata portion of his 72,249 unvested Class B common units in us will vest. The Class B common units that are not vested will be forfeited to Hiland Holdings and distributed pro rata to Harold Hamm, The Harold Hamm DST Trust, The Harold Hamm HJ Trust and Ken Maples. Accordingly, as required by SFAS 123R “Share-Based Payment,” as amended, on March 14, 2007 we recalculated the fair value of the remaining unvested Class B common units as a modification of the units awarded to Mr. Moeder on February 15, 2005. We used the American Binomial option pricing model and recalculated the fair value of the unvested Class B common units at $30.32 per unit.

On April 16, 2007, Mr. Moeder resigned and 11,877 of his 72,249 unvested Class B common units vested and converted to common units. As a result of the recalculated fair value of $30.32 per unit, we recorded an additional $251 of expense for the period from March 15, 2007 through March 31, 2007 and will record another $92 for the period from April 1, 2007 through April 16, 2007. On the same day, Mr. Moeder forfeited the remaining 60,372 unvested Class B common units.

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

There were no unit options granted during the three months ended March 31, 2007. The fair value of each option granted during the three months ended March 31, 2006 were estimated on the date of grant using the American Binomial option pricing model that used expected volatility ranges from 16.1% to 20.2%, a weighted-average volatility of 18.0%, an expected dividend yield of 5.2% and a risk-free interest rate of 4.5%. Expected and weighted-average volatility was based on peer group volatility averages as determined on the option grant dates. Expected lives of 6.0 years are calculated by the simplified method as prescribed under SEC Staff Accounting Bulletin 107 and represented the period of time that unit options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The exercise price of the options granted equaled the market price of the units on the grant date.

The following table summarizes information about outstanding options with respect to Hiland Partners’ common units for the three months ended March 31, 2007:

			Weighted-
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Units	Price ($)	Term	($)
Outstanding at January 1, 2007	128,468	$28.24
Granted	—	$—
Exercised	(39,930)	$24.26		$1,260
Forfeited or expired	—	$—
Outstanding at March 31, 2007	88,538	$30.03	8.2	$2,454

Exercisable at March 31, 2007	14,636	$16.02	8.2	$611

In connection with Mr. Moeder’s resignation, on March 14, 2007, (see Hiland Holdings GP, LP Long Term Incentive Plan above) Mr. Moeder’s 10,666 unvested Hiland Partners’ options to purchase Hiland Partners common units would vest pro rata as long as Mr. Moeder continued his employment. Accordingly, as required by SFAS 123R “Share-Based Payment,” as amended, on March 14, 2007 Hiland Partners recalculated the fair value of the remaining unvested options to purchase Hiland partners common units as a modification of the options awarded to Mr. Moeder on February 10, 2005. The recalculated fair value of the options of $33.65 per unit, determined by using the American Binomial option pricing model, equaled the difference between Hiland Partners’ closing price of $56.15 per unit on March 14, 2007 and the Hiland Partners’ exercise price of $22.50 per unit granted to Mr. Moeder on February 10, 2005.

On April 16, 2007, Mr. Moeder resigned and 1,899 of his 10,666 unvested Hiland Partners’ options to purchase Hiland Partners’ common units vested. As a result of the recalculated fair value of $33.65 per unit, Hiland Partners recorded an additional $18 of expense for the period from March 15, 2007 through March 31, 2007 and will record another $6 for the period from April 1, 2007 through April 16, 2007. On the same day, Mr. Moeder forfeited his remaining 8,767 unvested Hiland Partners unit options. The forfeiture of Mr. Moeder’s 8,767 unvested unit options will reduce compensation expense for the period from April 1, 2007 through April 16, 2007 by $16. On April 19, 2007, Mr. Moeder exercised his 1,899 vested options to purchase Hiland Partners common units.

As a result of adopting SFAS 123R on the modified prospective basis beginning on January 1, 2006, during the three months ended March 31, 2007 and 2006, Hiland Partners expensed $58 and $87, respectively, related to unit options that were awarded in both 2006 and 2005.

Hiland Partners issued no restricted units during the three months ended March 31, 2007.  As of March 31, 2007 and December 31, 2006, Hiland Partners had 19,000 restricted common units with a weighted average fair value at grant date of $44.12 per restricted unit outstanding. A restricted unit is a common unit that is subject to forfeiture. The restricted units vest over a four-year period from the date of issuance. Periodic distributions on the restricted units are held in trust by Hiland Partners GP, LLC until the units vest. Upon vesting, the grantee receives a common unit that is not subject to forfeiture. Each non-employee board member of Hiland Partners GP, LLC is entitled to receive an additional 1,000 restricted common units on each anniversary date of the initial award.

Total compensation expense related to restricted units was $120 and $20 for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, there was $651 of total unrecognized compensation cost related to Hiland Partners’ unvested restricted units. This cost is expected to be recognized over a weighted average period of 3.1 years.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not decided if we will choose to measure any eligible financial assets and liabilities at fair value.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.”  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) such as fair value hierarchy used to classify the source of information used in fair value measurements (i.e., market based or non-market based)

and expands disclosure about fair value measurements based on their level in the hierarchy. This Statement applies to derivatives and other financial instruments, which Statement 133,  Accounting for Derivative Instruments and Hedging Activities , as amended, requires be measured at fair value at initial recognition and for all subsequent periods. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We will apply the provisions of the Statement prospectively in our first interim period in the fiscal year beginning on January 1, 2008 and we do not expect a change in our methodologies of fair value measurements.

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

Note 3: Acquisition

Kinta Area Gathering System.   On May 1, 2006, Hiland Partners acquired certain gas gathering assets from Enogex Gas Gathering, L.L.C. for $96.4 million cash, including certain closing costs, financed with borrowings under its credit facility and an additional note payable to a bank. We refer to these assets as the Kinta Area gathering assets. A determination was made by our management of the fair value of these assets and liabilities primarily using current replacement cost for the acquired gas gathering assets and related equipment less estimated accumulated depreciation on such replacement costs and estimated discounted cash flows arising from future renegotiated customer contracts. The acquired assets, which are located in the eastern Oklahoma Arkoma Basin, have approximately 672 wellhead receipt points and include five separate low pressure natural gas gathering systems consisting of 569 miles of natural gas gathering pipelines and 23 compressor units capable of nearly 40,000 horsepower of compression. The natural gas gathering systems operate under contracts with producers that provide for services under fixed-fee arrangements. Hiland Partners operates the Kinta Area gathering assets substantially differently than they were operated by the previous owner. Since there was no sufficient continuity of the Kinta Area gathering assets’ operations prior to and after the acquisition, disclosure of prior financial information would not be material to an understanding of future operations. Therefore, the acquisition has been recorded as a purchase of assets and not a business, and no pro forma financial information is required to be presented.

The following table presents the resulting allocation to the net assets acquired and liabilities assumed on May 1, 2006:

Pipelines, including right of ways	$56,175
Compressors	22,221
Other equipment and buildings	8,618
Customer relationships	10,492
97,506
Asset retirement obligation assumed	1,106
Net assets acquired	$96,400

The Kinta Area gathering assets and operations are included in the consolidated financial statements from May 1, 2006 forward.

Note 4: Property and Equipment

	As of	As of
	March 31,	December 31,
	2007	2006
Land	$267	$255
Construction in progress	51,449	48,610
Midstream pipeline, plants and compressors	244,107	230,645
Compression and water injection equipment	19,270	19,270
Other	2,696	2,471
	317,789	301,251
Less: accumulated depreciation and amortization	49,718	44,248
	$268,071	$257,003

On May 10, 2006, Hiland Partners GP, LLC purchased 761,714 common units and 15,545 general partner units of Hiland Partners for $35.0 million. Hiland Partners GP, LLC recorded additional pipeline and processing plant cost of $4,488 for a portion of the amount that the unit purchase price exceeded the proportionate interest in the underlying equity of Hiland Partners.

During the three months ended March 31, 2007 and 2006, we capitalized interest of $669 and $101, respectively.

Note 5: Derivatives

Hiland Partners has entered into certain financial swap instruments that are classified as cash flow hedges in accordance with SFAS No. 133, as amended, and relate to forecasted sales in 2007, 2008 and 2009. Hiland Partners entered into these instruments to hedge forecasted natural gas and natural gas liquids (NGLs) sales or purchases against the variability in expected future cash flows attributable to changes in commodity prices. Under all but one of these contractual swap agreements with Hiland Partners’ counterparties, Hiland Partners receives a fixed price and pays a floating price based on certain indices for the relevant contract period as the underlying natural gas or NGL is sold. In one agreement, Hiland Partners pays a fixed price and receives a floating price based on certain indices for the relevant contract period as the underlying natural gas is purchased. Hiland Partners has also entered into one financial swap instrument that currently does not qualify for hedge accounting as discussed below.

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

Derivatives are recorded on our consolidated balance sheet as assets or liabilities at fair value. For derivatives qualifying as hedges, the effective portion of changes in fair value are recognized in owners’ equity as accumulated other comprehensive income and reclassified to earnings when the underlying hedged physical transaction closes. Changes in fair value of non-qualifying derivatives and the ineffective portion of qualifying derivatives are recognized in earnings as they occur. Actual amounts that will be reclassified will vary as a result of future changes in prices. Hedge ineffectiveness is recorded in income while the hedge contract is open and may increase or decrease until settlement of the contract. Realized cash gains and losses on closed/settled instruments and hedge ineffectiveness are reflected in the contract month being hedged as an adjustment to midstream revenues.

On March 15, 2007 Hiland Partners entered into two separate financial swap instruments with BP Energy Company that relate to forecasted sales in 2009. In one instrument Hiland Partners receives a fixed price and pays a floating price based on certain indices for the relevant contract period as the underlying natural gas is sold. This financial swap instrument is classified as a cash flow hedge in accordance with SFAS No. 133, as amended. In the other instrument, currently designated as an open trade, Hiland Partners receives a NYMEX index price less a basis differential and pays a floating price based on certain indices for the relevant contract period as the underlying natural gas is sold. The open trade financial swap instrument has not been designated as a hedge. The forecasted non-cash unrealized gain on the open trade financial swap instrument has been recorded as an increase in midstream revenues in the current period.

During the three months ended March 31, 2007 we reclassified net gains of $332 on closed/settled hedge transactions to midstream revenues out of accumulated other comprehensive income and also recorded $832 out of accumulated other comprehensive income for the decrease in fair value of open derivatives. Included in minority interest on the balance sheet is $800 of the changes in the net fair value of derivatives during the three months ended March 31, 2007 attributable to minority interest. During the three months ended March 31, 2007, Hiland Partners recorded a gain of $83, on the non-qualifying open trade financial instrument and losses of $14 on the ineffective portions of qualifying open derivative transactions. At March 31, 2007 our accumulated other comprehensive income related to derivatives was $1,403. Of this amount we anticipate $869 will be reclassified to earnings during the next 12 months and $534 will be reclassified to earnings in subsequent periods.

During the three months ended March 31, 2006 we recorded $4 into accumulated other comprehensive income for the favorable change in fair value of open derivatives. For the same period, we recorded $180 to minority interest on the consolidated balance sheet related to changes in the net fair value of open derivatives. Included in midstream revenues from third parties for the three months ended March 31, 2006 is a realized non-cash gain of $82 resulting from the ineffective portions of our qualifying open derivative transactions. At March 31, 2006 our accumulated other comprehensive income related to derivatives was $25.

The fair value of derivative assets and liabilities are as follows for the indicated periods:

	As of	As of
	March 31,	December 31,
	2007	2006
Fair value of derivative assets—current	$3,647	$4,707
Fair value of derivative assets—long term	1,267	1,955
Fair value of derivative liabilities—current	(2,067)	(1,902)
Fair value of derivative liabilities—long term	(274)	(291)
Net fair value of derivatives	$2,573	$4,469

The terms of our derivative contracts currently extend out as far as December 2009. Our counterparty to all of our derivative contracts are BP Energy Company and BP Corporation North America, Inc. Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at March 31, 2007.

			Fair Value
		Average	Asset
Description and Production Period	Volume	Fixed Price	(Liability)

Natural Gas—Sold Fixed for Floating Price Swaps
	(MMBtu)	(per MMBtu)
April 2007 - March 2008	1,620,000	$8.02	$3,647
April 2008-December 2008	1,215,000	8.00	1,184
January 2009 - December 2009	1,068,000	$7.06	(274)
			$4,557
Natural Gas - Sold Open for Floating Price Swaps
	(MMBtu)	(per MMBtu)
January 2009 - December 2009	1,068,000	$7.42	$83

Natural Gas—Buy Fixed for Floating Price Swaps
	(MMBtu)	(per MMBtu)
April 2007 - March 2008	600,000	$8.87	$(783)

Natural Gas Liquids—Sold Fixed for Floating Price Swaps
	(Bbls)	(per Gallon)
April 2007 - March 2008	152,652	$1.13	$(1,284)

Note 6: Long-Term Debt

	As of	As of
	March 31,	December 31,
	2007	2006
Hiland Partners-Revolving Credit Facility	$159,064	$147,064
Hiland Holdings-Revolving Credit Facility	354	254
Long-Term Debt	$159,418	$147,318

Hiland Partners

On June 8, 2006, Hiland Partners entered into a second amendment to their credit facility to, among other things, increase its borrowing base from February 15, 2005 original borrowing base of $55.0 million, first amended on September 26, 2005 to $125.0 million, to $200 million and revise certain covenants. The facility currently consists of a $191.0 million senior secured revolving credit facility to be used for funding acquisitions and other capital expenditures, issuance of letters of credit and general corporate purposes (the “revolving acquisition facility”); and a $9.0 million senior secured revolving credit facility to be used for working capital and to fund distributions (the “revolving working capital facility”).

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

Indebtedness under the credit facility will bear interest, at Hiland Partners’ option, at either (i) an alternate base rate plus an applicable margin ranging from 50 to 125 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 150 to 225 basis points per annum based on our ratio of consolidated funded debt to EBITDA. The Alternate Base Rate is a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the Federal Funds effective rate in effect on such day plus ½ of 1%. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 1.0%. An unused commitment fee ranging from 25 to 50 basis points per annum based on our ratio of consolidated funded debt to EBITDA will be payable on the unused portion of the credit facility. During any step-up period, the applicable margin with respect to loans under the credit facility will be increased by 35 basis points per annum and the unused commitment fee will be increased by 12.5 basis points per annum. At March 31, 2007, the interest rate on outstanding borrowings from Hiland Partners’ credit facility was 7.32%.

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

As of March 31, 2007, Hiland Partners had $159.1 million outstanding under this credit facility and was in compliance with its financial covenants.

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

Indebtedness under the facility bears interest, at our option, at either (i) an alternate base rate plus an applicable margin ranging from 100 to 150 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 200 to 250 basis points per annum in each case based on our ratio of consolidated funded debt to EBITDA. The alternate base rate is equal to the greatest of (a) the prime rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the federal funds effective rate in effect on such day plus  1/2  of 1%. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the facility at a percentage per annum equal to 2.0%. A commitment fee ranging from 25 to 50 basis points per annum based on our ratio of consolidated funded debt to EBITDA will be payable on the average daily unused portion of the facility for the quarter most recently ended. At March 31, 2007, the interest rate on outstanding borrowings from our credit facility was 7.32%.

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

As of March 31, 2007, we had $0.4 million outstanding under this credit facility and were in compliance with our financial covenants.

Note 7: Commitments and Contingencies

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

		Average
		Fixed Price
Production Period	(MMBtu)	(per MMBtu)

April 2007 - March 2008	1,335,000	$7.26
April 2008 - December 2008	900,000	$8.43

We maintain a defined contribution retirement plan for our employees under which we make discretionary contributions to the plan based on a percentage of eligible employees’ compensation. Contributions to the plan are 5.0% of eligible employees’ compensation and resulted in expenses for the three months ended March 31, 2007 and 2006 of $63 and $41, respectively.

Prior to January 1, 2007 we jointly participated with other affiliated companies in a self-insurance pool (the “Pool”) covering health and workers’ compensation claims made by employees up to the first $150 and $500, respectively, per claim. Any amounts paid above these were reinsured through third party providers. Premiums charged to us were based on estimated costs per employee of the Pool. Effective January 1, 2007, we obtained our own health and workers’ compensation insurance through third-party providers Property and general liability insurance is also maintained through third-party providers with a $100 deductible on each policy.

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

Although there are no significant regulatory proceedings in which we are currently involved, periodically we may be a party to regulatory proceedings. The results of regulatory proceedings cannot be predicted with certainty; however, our management believes that we presently do not have material potential liability in connection with regulatory proceedings that would have a significant financial impact on our consolidated financial condition, results of operations or cash flows.

We lease office space from a related entity (Please read Note 9). We lease certain facilities, vehicles and equipment under operating leases, most of which contain annual renewal options. For the three months ended March 31, 2007 and 2006, rent expense was $514 and $159, respectively, under these leases.

On November 8, 2005, Hiland Partners entered into a new 15-year definitive gas purchase agreement with Continental Resources, Inc. under which Hiland Partners will gather, treat and process additional natural gas, which is produced as a by-product of Continental Resources, Inc.’s secondary oil recovery operations, in the areas specified by the contract. In order to fulfill the obligations under the agreement, Hiland Partners intends to expand the Badlands gas gathering system and processing plant located in Bowman County, North Dakota. This expansion project will include the construction of a 40,000 Mcf/d nitrogen rejection plant and the expansion of the existing Badlands field gathering infrastructure. The expansion project, now targeted to begin operations in June 2007, is expected to reach a total cost of approximately $49.5 million, including an additional $9.5 million to be invested by the third quarter of 2007 to further expand the system. Hiland Partners is currently funding this expansion project using its existing bank credit facility. As of March 31, 2007, Hiland Partners has invested $40.7 million in the expansion project.

Note 8: Significant Customers and Suppliers

All of Hiland Partners’ revenues are domestic revenues. The following table presents Hiland Partners’ top midstream customers as a percent of total revenue for the periods indicated:

	For the Three
	Months Ended
	March 31,
	2007	2006
Customer 1	29%	19%
Customer 2	16%	18%
Customer 3	14%	13%
Customer 4	9%	—
Customer 5	7%	7%

All of Hiland Partners’ purchases are from domestic sources. The following table presents Hiland Partners’ top midstream suppliers as a percent of total midstream purchases for the periods indicated:

	For the Three
	Months Ended
	March 31,
	2007	2006
Supplier 1 (affiliated company)	27%	34%
Supplier 2	26%	23%
Supplier 3	15%	14%
Supplier 4	5%	4%
Supplier 5	4%	9%

Note 9: Related Party Transactions

Hiland Partners purchases natural gas and NGLs from affiliated companies. Purchases of product from affiliates totaled $11.7 million and $14.4 million for the three months ended March 31, 2007 and 2006, respectively. Hiland Partners also sells natural gas and NGLs to affiliated companies. Sales of product to affiliates totaled $1.0 million and $1.3 million for the three months ended March 31, 2007 and 2006, respectively. Compression revenues from affiliates were $1.2 million for each of the three months ended March 31, 2007 and 2006.

Accounts receivable-affiliates of $1,191 at March 31, 2007 include $1,111 from one affiliate for midstream sales. Accounts receivable-affiliates of $1,284 at December 31, 2006, includes $1,260 from one affiliate for midstream sales.

Accounts payable-affiliates of $4,542 at March 31, 2007 include $4,238 due to one affiliate for midstream purchases. Accounts payable-affiliates of $4,412 at December 31, 2006 include $3,819 payable to the same affiliate for midstream purchases

We utilize affiliated companies to provide services to our plants and pipelines and certain administrative services. The total amount paid to these companies was $94 and $54 during the three months ended March 31, 2007 and 2006, respectively.

We lease office space under operating leases directly or indirectly from an affiliate. Rents paid associated with these leases totaled $32 and $25 for the three months ended March 31, 2007 and 2006, respectively.

Note 10: Reportable Segments

Hiland Partners has distinct operating segments for which additional financial information must be reported Hiland Partners’ operations are classified into two reportable segments:

(1)   Midstream, which is the gathering, compressing, dehydrating, treating and processing of natural gas and fractionating NGLs.

(2)   Compression which is providing air compression and water injection services for Continental Resources, Inc.’s oil and gas secondary recovery operations that are ongoing in North Dakota.

These segments reflect the way Hiland Partners manages its operations. Hiland Partners’ operations are conducted in the United States. General and administrative costs, which consist of executive management, accounting and finance, operations and engineering, marketing and business development, are allocated to the individual segments based on revenues.

Midstream assets totaled $331,171 at March 31, 2007. Assets attributable to compression operations totaled $30,505. All but $15 of the total capital expenditures of $16,538 for the three months ended March 31, 2007 was attributable to midstream operations.

The tables below present information for the reportable segments for the three months ended March 31, 2007 and 2006.

	For the Three Months Ended March 31,
	2007			2006
	Midstream	Compression	Total	Midstream	Compression	Total
Revenues	$59,849	$1,205	$61,054	$52,204	$1,205	$53,409
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	43,615	—	43,615	41,535	—	41,535
Operations and maintenance	4,802	168	4,970	2,386	188	2,574
Depreciation and amortization	6,135	893	7,028	3,244	893	4,137
General and administrative expenses	2,005	40	2,045	1,015	23	1,038
Total operating costs and expenses	56,557	1,101	57,658	48,180	1,104	49,284
Operating income	$3,292	$104	3,396	$4,024	$101	4,125
Other income (expense):
Interest and other income			127			75
Amortization of deferred loan costs			(110)			(123)
Interest expense			(2,091)			(535)
Minority interest in income of Hiland Partners, LP			(574)			(3,164)
Net income			$748			$378

Total assets	$331,171	$30,505	$361,676	$164,092	$34,067	$198,159
Capital expenditures	$16,523	$15	$16,538	$11,110	$68	$11,168

Note 11: Net Income per Limited Partners’ Unit

The computation of basic net income per limited partner unit is based on the weighted-average number of common units outstanding during the period. The computation of diluted earnings per unit further assumes the dilutive effect of restricted units. Net income per unit applicable to limited partners is computed by dividing net income applicable to limited partners by the weighted-average number of limited partnership units outstanding. The following is a reconciliation of the limited partner units used in the calculations of income per limited partner unit—basic and income per limited partner unit—diluted assuming dilution for the three months ended March 31, 2007:

	For the Three Months Ended March 31, 2007
	Income Available to Limited Partners	Limited Partner Units	Per Unit
	(Numerator)	(Denominator)	Amount
Income per limited partner unit—basic:
Income available to limited unitholder	$748		$0.03
Weighted average limited partner units outstanding		21,600
Income per limited partner unit—diluted:
Restricted units		5
Income available to common unitholders	$748	21,605	$0.03

Note 12: Owners’ Capital and Cash Distributions

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

All distributions paid by Hiland Holdings to common unitholders, including amounts paid to affiliate owners were as follows (in thousands, except per unit amounts):

	Per Unit Cash
	Distribution	Total Cash
Date Cash Distribution Paid	Amount	Distribution
02/19/07	$0.0132	$285
02/19/07	0.2075	4,484
05/18/07 (a)	0.2075	4,484
	$0.4282	$9,253

(a)          This cash distribution was announced on April 25, 2007 and will be paid on May 18, 2007 to all unitholders of record as of May 4, 2007.

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

The distributions on the subordinated units may be reduced or eliminated if necessary to ensure the common units receive their minimum quarterly distribution. Subordinated units will not accrue arrearages. The subordination period will end once Hiland Partners meets certain financial tests, but not before March 31, 2010. These financial tests require Hiland Partners to have earned and paid the minimum quarterly distribution on all of its outstanding units for three consecutive four-quarter periods. When the subordination period ends, all remaining subordinated units will convert into common units on a one-for-one basis and the common units will no longer be entitled to arrearages. As of March 31, 2007 we own 4,080,000 subordinated units, which is all of, Hiland Partners’ subordinated units.

Presented below are cash distributions to Hiland Partners, common and subordinated unitholders, including amounts to affiliate owners and regular and incentive distributions to Hiland Partners GP, LLC paid by Hiland Partners from January 1, 2006 forward (in thousands, except per unit amounts):

	Per Unit Cash
	Distribution	Common	Subordinated	General Partner		Total Cash
Date Cash Distribution Paid	Amount	Units	Units	Regular	Incentive	Distribution
02/14/06	$0.6250	$2,724	$2,550	$112	$249	$5,635
05/15/06	0.6500	2,858	2,652	119	315	5,944
08/14/06	0.6750	3,485	2,754	136	414	6,789
11/14/06	0.7000	3,623	2,856	145	637	7,261
02/14/07	0.7125	3,694	2,907	150	749	7,500
05/15/07 (a)	0.7125	3,724	2,907	151	752	7,534
	$4.0750	$20,108	$16,626	$813	$3,116	$40,663

(a)          This cash distribution was announced on April 25, 2007 and will be paid on May 15, 2007 to all unitholders of record as of May 4, 2007.

Presented below are cash distributions by Hiland Partners to us and Hiland Partners GP, LLC from January 1, 2006 forward (in thousands, except per unit amounts):

	Per Unit Cash
	Distribution	Common	Subordinated	General Partner		Total Cash
Date Cash Distribution Paid	Amount	Units	Units	Regular	Incentive	Distribution
02/14/06	$0.6250	$—	$—	$112	$249	$361
05/15/06	0.6500	—	—	119	315	434
08/14/06	0.6750	514	—	136	414	1,064
11/14/06	0.7000	557	186	145	637	1,525
02/14/07	0.7125	927	2,907	150	749	4,733
5/15/07(a)	0.7125	927	2,907	151	752	4,737
	$4.0750	$2,925	$6,000	$813	$3,116	$12,854

(a)          This cash distribution was announced on April 25, 2007 and will be paid on May 15, 2007 to all unitholders of record as of May 4, 2007.

Note 13: Subsequent Event

On April 24, 2007, Hiland Partners entered into an agreement to construct and operate gathering pipelines and related facilities associated with the development of an additional portion of acreage owned by Continental Resources, Inc. in the Woodford Shale Play in the Arkoma Basin of southeastern Oklahoma. This additional acreage dedication consists of approximately 12,000 gross acres that are contiguous with the 23,000 gross acres that were dedicated from Continental Resources, Inc. in December 2006. The dedicated 35,000 gross acres are located in Hughes County. We estimate the capital investment related to this additional acreage dedication in the first year to be approximately $6.5 million and totaling up to approximately $13 million over the next four years. The initial term of the agreement is 10 years. The agreement grants Hiland Partners the right to process the gas and further provides that Hiland Partners will receive certain fixed fees for the dehydration, gathering and compression of the gas.

With the dedication of this additional acreage, Hiland Partners’ total capital investment in the Woodford Shale Play over the next fours years is estimated to be approximately $36 million. Plans also include building a 40,000 Mcf/d refrigeration processing plant and the installation of field gathering, compression and associated equipment.

On April 16, 2007, the board of directors of our general partner formally accepted Randy Moeder’s (our President and Chief Executive Officer, and director of our general partner) resignation effective immediately.  Mr. Harold Hamm, chairman of the board of directors of our general partner was appointed interim President and Chief Executive Officer until a successor is named.

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

•         the prices and market demand for, and the relationship between, natural gas and natural gas liquids, or (NGLs);

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

•         risks associated with the construction of new pipelines and treating and processing facilities or additions to Hiland Partners’ existing pipelines and facilities; and

•         the ability to successfully replace Randy Moeder as Chief Executive Officer, President and director of our general partner.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Our future results will depend upon various other risks and uncertainties, including but not limited to those described above. Other unknown or unpredictable factors also could have material adverse effects on our future results. You should not put undue reliance on any forward-looking statements.

All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. We undertake no duty to update our forward-looking statements to reflect the impact of events or circumstances after the date of the forward-looking statements.

Overview of Hiland Holdings

We are a Delaware limited partnership formed in May 2006 to own Hiland Partners GP, LLC, the general partner of Hiland Partners, and certain other common and subordinated units in Hiland Partners We reflect our ownership interest in Hiland Partners on a consolidated basis, which means that our financial results are combined with Hiland Partners’ financial results. The non-controlling limited partner interest in Hiland Partners is reflected as an expense in our results of operations and as a liability on our consolidated balance sheet. Hiland Partners GP, LLC’s results of operations principally reflect the results of operations of Hiland Partners and are adjusted for non-controlling partners’ interests in Hiland Partners’ net income.

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

Hiland Partners is required by its partnership agreement to distribute all of its cash on hand at the end of each quarter, after establishing reserves to provide for the proper conduct of its business or to provide funds for future distributions. Hiland Partners announced its quarterly distribution to $0.7125 per unit for the quarter ended March 31, 2007. This distribution will be paid on May 15, 2007 to unitholders of record on May 4, 2007.

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

Cash Distributions.   The following table sets forth the distributions that we have received from Hiland Partners during the periods indicated.

	Hiland Holdings GP, LP	Hiland Partners GP, LLC (Predecessor)
	Three Months Ended March 31,
	2007(a)	2006

Distributions on Hiland Partners’ common units	$927	$—
Distributions on Hiland Partners’ subordinated units	2,907	—
Distributions from ownership interest in Hiland Partners’ general partner	150	112
Distributions from Hiland Partners’ incentive distribution rights	749	249
Total	$4,733	$361

(a)               Because we own Hiland Partners GP, LLC the distributions to us include the distributions made to Hiland Partners GP, LLC and to us in 2007.

Overview of Hiland Partners

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

Hiland Partners manages its business and analyzes and reports its results of operations on a segment basis. Hiland Partners’ operations are divided into two business segments:

•         Midstream Segment, which is engaged in gathering and processing of natural gas primarily in the Mid-Continent and Rocky Mountain regions. Within this segment, Hiland Partners also provides certain related services for compression, dehydrating, and treating of natural gas and the fractionation of NGLs. The midstream segment generated 93.1% and 89.9%of the total segment margin for the three months ended March 31, 2007 and 2006, respectively.

•         Compression Segment, which is engaged in providing air compression and water injection services for oil and gas secondary recovery operations that are ongoing in North Dakota. The compression segment generated 6.9% and 10.1%of the total segment margin for the three months ended March 31, 2007 and 2006, respectively.

Hiland Partners’ midstream assets currently consist of 13 natural gas gathering systems with approximately 1,863 miles of gas gathering pipelines, five natural gas processing plants, three natural gas treating facilities and three NGL fractionation facilities. Hiland Partners’ compression assets consist of two air compression facilities and a water injection plant.

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

Recent Events

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

On September 25, 2006 we completed our initial public offering of 8,050,000 common units receiving net proceeds of $139.6 million, net of $9.3 million of underwriting commissions. In connection with the closing of our initial public offering, all of the membership interests in Hiland Partners GP, LLC (which owns the 2% general partner interest and all of the incentive distribution rights in Hiland Partners), 1,301,471 Hiland Partners common units (including 761,714 Hiland Partners common units previously owned by Hiland Partners GP, LLC) and 4,080,000 subordinated units of Hiland Partners were contributed to us, resulting in our ownership of a 57.0% limited partner interest in Hiland Partners. Contributions of Hiland Partners GP, LLC’s assets are reflected at their historical carrying basis because the contributions are from a related party. As consideration for this contribution, substantially all of the net proceeds from our initial public offering, after the retirement of $36.0 million of outstanding debt and accrued interest of Hiland Partners GP, LLC, were distributed to Harold Hamm, The Harold Hamm DST Trust, The Harold Hamm HJ Trust, Randy Moeder and Ken Maples (the “Contributing Parties”) and 13,550,000 common units and Class B common units in us were issued to the Contributing Parties.

On April 16, 2007, the board of directors of our general partner formally accepted Randy Moeder’s (our President, Chief Executive Officer, and director of our general partner) resignation effective immediately.  Mr. Harold Hamm, chairman of the board of directors of our general partner was appointed interim President and Chief Executive Officer until a successor is named.

Historical Results of Operations

Our historical results of operations for the periods presented may not be comparable, either from period to period or going forward, for the reasons described below.

Our historical financial information for periods prior to September 25, 2006 reflects the financial results of Hiland Partners GP, LLC our predecessor. Accordingly, the discussion of our financial position and results of operations in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the operating activities and results of operations of us beginning September 25, 2006.

Hiland Partners acquisition of the Kinta Area gathering assets from Enogex Gas Gathering, L.L.C. on May 1, 2006 was accounted for as a purchase of assets.  Results of operations from the Kinta Area gathering assets are only reflected from May 1, 2006.

Our Results of Operations

The results of our operations discussed below principally reflect the activities of Hiland Partners. Because our consolidated financial statements include the results of Hiland Partners, our financial statements are substantially similar to the financial statements of Hiland Partners. However, our consolidated balance sheet includes a minority interest amount that reflects the proportion of Hiland Partners owned by its unitholders other than us. Similarly, the ownership interests in Hiland Partners held by its unitholders other than us are reflected in our consolidated income statement as minority interest. The minority interest amounts are not reflected on Hiland Partners’ financial statements.

Set forth in the tables below are financial and operating data for us and our predecessor, Hiland Partners GP, LLC. for the periods indicated.

	Three Months Ended March 31,
	2007	2006
	Hiland Holdings GP, LP	Hiland Partners GP, LLC (Predecessor)
	(in thousands)
Total Segment Margin Data:
Midstream revenues	$59,849	$52,204
Midstream purchases	43,615	41,535
Midstream segment margin	16,234	10,669
Compression revenues(1)	1,205	1,205
Total segment margin(2)	$17,439	$11,874
Summary of Operations Data:
Midstream revenues	$59,849	$52,204
Compression revenues	1,205	1,205
Total revenues	61,054	53,409
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	43,615	41,535
Operations and maintenance expenses	4,970	2,574
Depreciation, amortization and accretion	7,028	4,137
General and administrative expenses	2,045	1,038
Total operating costs and expenses	57,658	49,284
Operating income	3,396	4,125
Other income (expense), net	(2,074)	(583)
Income before minority interest in Hiland Partners, LP	1,322	3,542
Minority interest in income of Hiland Partners, LP	(574)	(3,164)
Net income	$748	$378

Hiland Partners Operating Data:
Natural gas sales (MMBtu/d)	74,521	59,627
NGL sales (Bbls/d)	3,986	3,245
Natural gas gathered (MMBtu/d) (3)	120,770	—

(1) Compression revenues and compression segment margin are the same. There are no compression purchases associated with the compression segment.

(2) Reconciliation of total segment margin to operating income:

	Three Months Ended March 31,
	2007	2006
	Hiland Holdings GP, LP	Hiland Partners GP, LLC (Predecessor)
	(in thousands)

Operating income	$3,396	$4,125
ADD:
Operations and maintenance expenses	4,970	2,574
Depreciation, amortization and accretion	7,028	4,137
General and administrative expenses	2,045	1,038
Total segment margin	$17,439	$11,874

(3) Natural gas gathered for fee (MMBtu/d) represents natural gas volumes gathered associated with the Kinta Area gathering assets acquired on May 1, 2006 in which Hiland Partners does not take title to the gas.

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

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006

Revenues.   Total revenues (midstream and compression) were $61.1 million for the three months ended March 31, 2007 compared to $53.4 million for the three months ended March 31, 2006, an increase of $7.7 million, or 14.3%. This $7.7 million increase was due to increased natural gas sales volumes of 14,894 MMBtu/d (MMBtu per day) primarily related to the acquisition of the Kinta Area gathering assets effective May 1, 2006 and increased NGL sales volumes of 741 Bbl/day (Bbls per day) largely attributable to the Bakken and Eagle Chief gathering systems, both of which were offset by lower average realized natural gas and NGL sales prices in 2007 as compared to the same period in 2006.  Revenues from compression assets were the same for both periods.

Midstream revenues were $59.8 million for the three months ended March 31, 2007 compared to $52.2 million for the three months ended March 31, 2006, an increase of $7.6 million, or 14.6%. Of this increase, $19.8 million was attributable to residue natural gas sales and gathering volumes from the Kinta Area gathering assets acquisition effective May 1, 2006 and increased natural gas and NGL sales volumes at the Bakken and Eagle Chief gathering systems.  The increase of $19.8 million attributable to increased natural gas, NGL and gathering fee volumes was reduced by $12.1 million due to lower average realized natural gas and NGL sales prices.

Natural gas sales volumes were 74,521 MMBtu/d for the three months ended March 31, 2007 compared to 59,627 MMBtu/d for the three months ended March 31, 2006, an increase of 14,894 MMBtu/d, or 25.0%.  Of the 14,894 MMBtu/d increase, 11,441, or 76.8% was attributable to the natural gas volumes as a result of the Kinta gathering system acquisition effective May 1, 2006. The NGL sales volumes were 3,986 Bbls/d for the three months ended March 31, 2007 compared to 3,245 Bbls/d for the three months ended March 31, 2006, an increase of 741 Bbls/d, or 22.8%.  Of the 741 Bbls/d increase, 660 Bbls/d, or 89.1% was attributable to increased NGL sales volumes at the Bakken and Eagle Chief gathering systems.

The average realized natural gas sales prices were $6.19 per MMBtu for the three months ended March 31, 2007 compared to $7.20 per MMBtu for the three months ended March 31, 2006, a decrease of $1.01 per MMBtu, or 14.0%.  In addition, average realized NGL sales prices were $0.94 per gallon for the three months ended March 31, 2007 compared to $1.00 per gallon for the three months ended March 31, 2006, a decrease of $0.06 per gallon or 6.0%.  The change in average realized natural gas and NGL sales prices was primarily a result of lower index prices due to a softening of supply and demand fundamentals for energy, which caused crude oil and natural gas prices to fall during the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Cash received from Hiland Partners’ counterparty on cash flow swap contracts that began on May 1, 2006 for natural gas derivative transactions that closed during the three months ended March 31, 2007 totaled $0.6 million. This gain increased average realized natural gas sales prices to $6.19 per MMBtu from $6.10 per MMBtu, an increase of $0.09 per MMBtu, or 1.5%. There were no closed derivative transactions during the three months ended March 31, 2006.

Fees earned from 120,770 MMBtu/d of natural gas gathered, in which Hiland Partners does not take title to the gas, relates to the Kinta Area gathering assets acquired on May 1, 2006 were $2.6 million for the three months ended March 31, 2007. There were no similar fees from natural gas gathering during the three months ended March 31, 2006.

Our compression revenues were $1.2 million for the each of the three months ended March 31, 2007 and 2006

Midstream Purchases.   Midstream purchases were $43.6 million for the three months ended March 31, 2007 compared to $41.5 million for the three months ended March 31, 2006, an increase of $2.1 million, or 5.0%. The $2.1 million increase primarily consists of $4.9 million attributable to purchased residue gas from the Kinta Area gathering assets and $2.2 million attributable to increased purchased residue gas volumes at the Bakken and Eagle Chief gathering systems. The combined increase of $7.1 million was primarily offset by $5.0 million in reduced payments to producers due to lower natural gas and NGL purchases prices, which generally are closely related to fluctuations in natural gas and NGL sales prices.

Operations and Maintenance.   Operations and maintenance expense totaled $5.0 million for the three months ended March 31, 2007 compared with $2.6 million for the three months ended March 31, 2006, an increase of $2.4 million, or 93.1%. Of this increase, $1.7 million, or 70.6% was attributable to operations and maintenance at the Kinta Area gathering system and $0.5 million, or 18.4%, was attributable to increased operations at the Bakken and Eagle Chief gathering systems.

Depreciation, Amortization and Accretion.   Depreciation, amortization and accretion expense totaled $7.0 million for the three months ended March 31, 2007 compared with $4.1 million for the three months ended March 31, 2006, an increase of $2.9 million, or 69.9%. Of this increase, $2.0 million, or 69.8% was attributable to depreciation and amortization on the Kinta Area gathering system. The increase is also attributable to additional depreciation of $0.6 million, or 21.5% at the Bakken and Eagle Chief gathering systems.

General and Administrative.   General and administrative expense totaled $2.0 million for the three months ended March 31, 2007 compared with $1.0 million for the three months ended March 31, 2006, an increase of 1.0 million, or 97.0%. The increase is attributable to increased salaries and additional staffing, as well as, the cost of being a new public company, including the costs of audit and tax preparation fees. The increase is also attributable to the expense relating to the recalculated fair value of the remaining unvested Class B common units.

Other Income (Expense).   Other income (expense) totaled ($2.1) million for the three months ended March 31, 2007 compared with ($0.6) million for the three months ended March 31, 2006, an increase in expense of $1.5 million. The increase is primarily attributable to additional interest expense from borrowings relating to the acquisition of the Kinta Area gathering assets effective May 1, 2006.

Minority Interest.   Minority interest in income of Hiland Partners, which represents the allocation of Hiland Partners earnings to its limited partner interests not owned by Hiland Holdings, totaled $0.6 million for the three months ended March 31, 2007 compared to $3.2 million for the three months ended March 31, 2006. This $2.6 million decrease is attributable to the increase in ownership of Hiland Partners. At March 31, 2007 Hiland Holdings’ aggregate ownership interest in Hiland Partners consisted of the 2% general partner interest; 100% of the incentive distribution rights; and 1,301,471 common units and 4,080,000 subordinated units of Hiland Partners, representing a 57.8% limited partner interest in Hiland Partners as compared to March 31, 2006, at which time Hiland Partners GP, LLC’s aggregate ownership interest in Hiland Partners consisted of the 2% general partner interest in Hiland Partners and 100% of the incentive distribution rights in Hiland Partners.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We rely on distributions from Hiland Partners to fund cash requirements for our operations. Cash generated from operations, borrowings under Hiland Partners’ credit facility and funds from private or public equity and future debt offerings are Hiland Partners’ primary sources of liquidity. We believe that funds from these sources should be sufficient to meet both Hiland Partners’ short-term working capital requirements and its long-term capital expenditure requirements. Hiland Partners’ ability to pay distributions to unitholders, to fund planned capital expenditures and to make acquisitions depends upon Hiland Partners’ future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in Hiland Partners’ industry and financial, business and other factors, many of which are beyond Hiland Partners’ control.

Cash Flows from Operating Activities

 Cash flows from operating activities decreased by $0.1 to $8.9 million for the three months ended March 31, 2007 from $9.0 million for the three months ended March 31, 2006. During the three months ended March 31, 2007 we received cash flows from customers of approximately $60.5 million attributable to increased natural gas and NGLs volumes offset by lower natural gas and NGL sales prices, had cash payments to our suppliers and employees of approximately $49.5 million and payment of interest expense of $2.1 million, net of amounts capitalized, resulting in cash received from our operating activities of $8.9 million. During the same three month period in 2006, we received cash flows from customers of approximately $59.7 million attributable to increased volumes of natural gas and NGLs and increased natural gas and NGL sales prices, had cash payments to our suppliers and employees of approximately $50.2 million and payment of interest expense of $0.5 million, net of amounts capitalized, resulting in cash received from our operating activities of $9.0 million. Changes in cash receipts and payments are primarily due to the timing of collections at the end of our reporting periods. We collect and pay large receivables and payables at the end of each calendar month. The timing of these payments and receipts may vary by a day or two between month-end periods and cause fluctuations in cash received or paid. Natural gas and NGL volumes from our Kinta Area gathering assets acquired effective May 1, 2006 and increased volumes from our Bakken and Eagle chief gathering systems, offset by lower natural gas and natural gas liquids sales prices contributed to increases in accounts receivable, accrued midstream revenues, accounts payable and accrued midstream purchases during the three months ended March 31, 2007. Working capital items, exclusive of cash, contributed $0.1 million and $1.2 million to cash flows from operating activities during the three months ended March 31, 2007 and 2006, respectively. Net income for the three months ended March 31, 2007 was $0.7 million, an increase of $0.3 million from a net income of $0.4 million for the three months ended March 31, 2006.  Depreciation increased by $2.8 million to $7.0 million for the three months ended March 31, 2007 from $4.1 million for the three months ended March 31, 2006.

Cash Flows Used for Investing Activities

Cash flows used in investing activities, which represent investments in property and increased by $5.3 million to $16.5 million for the three months ended March 31, 2007 from $11.2 million for the three months ended March 31, 2006 largely due to the ongoing progress on the Badlands expansion project and continued growth at the Bakken gathering system.

Cash Flows from Financing Activities

Cash flows from financing activities increased to $5.7 million for the three months ended March 31, 2007 from $3.3 million for the three months ended March 31, 2006. During the three months ended March 31, 2007, Hiland Partners borrowed $12.0 million under its credit facility to fund its internal expansion projects and received $1.0 million from issuing Hiland Partners common units as a result of  the exercise of 39,930 vested unit options. During the three months ended March 31, 2007, we made a distribution of $4.5 million to our unitholders and Hiland Partners distributed $2.8 million to its minority interest unitholders. During the three months ended March 31, 2006, Hiland Partners borrowed $8.0 million under its credit facility to fund its internal expansion projects and received $0.9 million from issuing Hiland Partners common units as a result of the exercise of 39,633 vested unit options. Hiland Partners distributed $5.3 million to minority interest unitholders and Hiland Partners GP, LLC distributed $0.3 million to its members.

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

Badlands Expansion Project

On November 8, 2005, Hiland Partners entered into a new 15-year definitive gas purchase agreement with Continental Resources, Inc. under which Hiland Partners will gather, treat and process additional natural gas, which is produced as a by-product of Continental Resources, Inc.’s secondary oil recovery operations, in the areas specified by the contract. In order to fulfill the obligations under the agreement, Hiland Partners intends to expand the Badlands gas gathering system and processing plant located in Bowman County, North Dakota. This expansion project will include the construction of a 40,000 Mcf/d nitrogen rejection plant and the expansion of the existing Badlands field gathering infrastructure. The expansion project, now targeted to begin operations in June 2007, is expected to reach a total cost of approximately $49.5 million, including an additional $9.5 million to be invested by the third quarter of 2007 to further expand the system. Hiland Partners is currently funding this expansion project using its existing bank credit facility. As of March 31, 2007, Hiland Partners has invested $40.7 million in the expansion project. The cost to expand the system may exceed our expected costs if our assumptions as to construction costs or other factors are incorrect or as a result of other events that are beyond our control.

Financial Derivatives and Commodity Hedges.

Hiland Partners has entered into certain financial derivative instruments that are classified as cash flow hedges in accordance with SFAS No. 133, as amended, and relate to forecasted sales in 2007, 2008 and 2009. Hiland Partners entered into these instruments to hedge the forecasted natural gas and natural gas liquid sales or purchases against the variability in expected future cash flows attributable to changes in market prices. The swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas or natural gas liquids are sold or purchased. Under these swap agreements, we either receive or pay a monthly net settlement that is determined by the difference between a fixed price and a floating price based on certain indices for the relevant contract period for the agreed upon volumes. One financial swap instrument currently does not qualify for hedge accounting.

The following table provides information about these financial derivative instruments for the periods indicated:

			Fair Value
		Average	Asset
Description and Production Period	Volume	Fixed Price	(Liability)

Natural Gas—Sold Fixed for Floating Price Swaps
	(MMBtu)	(per MMBtu)
April 2007 - March 2008	1,620,000	$8.02	$3,647
April 2008-December 2008	1,215,000	8.00	1,184
January 2009 - December 2009	1,068,000	$7.06	(274)
			$4,557
Natural Gas - Sold Open for Floating Price Swaps
	(MMBtu)	(per MMBtu)
January 2009 - December 2009	1,068,000	$7.42	$83

Natural Gas—Buy Fixed for Floating Price Swaps
	(MMBtu)	(per MMBtu)
April 2007 - March 2008	600,000	$8.87	$(783)

Natural Gas Liquids—Sold Fixed for Floating Price Swaps
	(Bbls)	(per Gallon)
April 2007 - March 2008	152,652	$1.13	$(1,284)

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

		Average
		Fixed Price
Production Period	(MMBtu)	(per MMBtu)

April 2007 - March 2008	1,335,000	$7.26
April 2008 - December 2008	900,000	$8.43

Off-Balance Sheet Arrangements.

We had no significant off-balance sheet arrangements as of March 31, 2007.

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

The facility will mature on September 25, 2009, at which time all outstanding amounts thereunder become due and payable.

Loans under the facility will bear interest, at our option, at either (i) an alternate base rate plus an applicable margin ranging from 100 to 150 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 200 to 250 basis points per annum in each case based on our ratio of consolidated funded debt to EBITDA. The alternate base rate is equal to the greatest of (a) the prime rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the federal funds effective rate in effect on such day plus 1/2 of 1%. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the facility at a percentage per annum equal to 2.0%. A commitment fee ranging from 25 to 50 basis points per annum based on our ratio of consolidated funded debt to EBITDA will be payable on the average daily unused portion of the facility for the quarter most recently ended. At March 31, 2007, the interest rate on outstanding borrowings from our credit facility was 7.32%.

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

As of March 31, 2007, we had $0.4 million outstanding under this credit facility and were in compliance with our financial covenants.

Hiland Partners

On June 8, 2006, Hiland Partners entered into a second amendment to its credit facility to, among other things, increase its borrowing base from the February 15, 2005 original borrowing base of $55.0 million, first amended on September 26, 2005 to $125.0 million, to $200.0 million and revise certain covenants. The facility currently consists of a $191.0 million senior secured revolving credit facility to be used for funding acquisitions and other capital expenditures, issuance of letters of credit and general corporate purposes (the “revolving acquisition facility”); and a $9.0 million senior secured revolving credit facility to be used for working capital and to fund distributions (the “revolving working capital facility”).

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

Indebtedness under the credit facility will bear interest, at Hiland Partners option, at either (i) an Alternate Base Rate plus an applicable margin ranging from 50 to 125 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 150 to 225 basis points per annum based on Hiland Partners ratio of consolidated funded debt to EBITDA. The Alternate Base Rate is a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the Federal Funds effective rate in effect on such day plus 1/2 of 1%. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 1.0%. An unused commitment fee ranging from 25 to 50 basis points per annum based on our ratio of consolidated funded debt to EBITDA will be payable on the unused portion of the credit facility. During any step-up period, the applicable margin with respect to loans under the credit facility will be increased by 35 basis points per annum and the unused commitment fee will be increased by 12.5 basis points per annum. At March 31, 2007, the interest rate on outstanding borrowings from Hiland Partners’ credit facility was 7.32%.

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

The credit facility defines EBITDA as our consolidated net income, plus income tax expense, interest expense, depreciation and amortization expense, amortization of intangibles and organizational costs, non-cash unit based compensation expense, and adjustments for non-cash gains and losses on specified derivative transactions and for other extraordinary items.

Upon the occurrence of an event of default as defined in the credit facility, the lenders may, among other things, be able to accelerate the maturity of the credit facility and exercise other rights and remedies as set forth in the credit facility.

The credit facility limits distributions to Hiland Partners unitholders to available cash, as defined by the agreement, and borrowings to fund such distributions are only permitted under the revolving working capital facility. The revolving working capital facility is subject to an annual “clean-down” period of 15 consecutive days in which the amount outstanding under the revolving working capital facility is reduced to zero.

As of March 31, 2007, Hiland Partners had $159.1 million outstanding under the credit facility and were in compliance with its financial covenants.

Impact of Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the periods presented.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not decided if we will choose to measure any eligible financial assets and liabilities at fair value.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.”  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) such as fair value hierarchy used to classify the source of information used in fair value measurements (i.e., market based or non-market based) and expands disclosure about fair value measurements based on their level in the hierarchy. This Statement applies to derivatives and other financial instruments, which Statement 133,  Accounting for Derivative Instruments and Hedging Activities , as amended, requires be measured at fair value at initial recognition and for all subsequent periods. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We will apply the provisions of the Statement prospectively in our first interim period in the fiscal year beginning on January 1, 2008 and we do not expect a change in our methodologies of fair value measurements.

Significant Accounting Policies and Estimates

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

We estimate the fair value of each option granted on the date of grant using the American Binomial option-pricing model. In estimating the fair value of each option, we use our peer group volatility averages as determined on the option grant dates. We calculate expected lives of the options under the simplified method as prescribed by the SEC Staff Accounting Bulletin 107 and have used a risk free interest rate based on the applicable U.S. Treasury yield in effect at the time of grant. Our compensation expense for these awards is recognized on the graded vesting attribution method. Units to be issued under our unit incentive plan may be from newly issued units. Prior to Hiland Partners adoption of SFAS 123R onJanuary 1, 2006, they applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the unit-based compensation awards.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is commodity price risk for natural gas and NGLs. We also incur, to a lesser extent, risks related to interest rate fluctuations.

We do not engage in commodity energy trading activities.

Commodity Price Risks.   Our profitability is affected by volatility in prevailing NGL and natural gas prices. Historically, changes in the prices of most NGL products have generally correlated with changes in the price of crude oil. NGL and natural gas prices are volatile and are impacted by changes in the supply and demand for NGLs and natural gas, as well as market uncertainty. Our cash flow is affected by the volatility of natural gas and NGL product prices, which could adversely affect our ability to make distributions to unitholders. To illustrate the impact of changes in prices for natural gas and NGLs on our operating results, we have provided the table below, which reflects, for the three months ended March 31, 2007, the impact on our total segment margin of a $0.01 per gallon change (increase or decrease) in NGL prices coupled with a $0.10 per MMBtu change (increase or decrease) in the price of natural gas. The magnitude of the impact on total segment margin of changes in natural gas and NGL prices presented may not be representative of the magnitude of the impact on total segment margin for different commodity prices or contract portfolios. Natural gas prices can also affect our profitability indirectly by influencing the level of drilling activity and related opportunities for our services.

	For the Three Months Ended March 31, 2007
	Natural Gas Price Change ($/MMBtu)
		$0.10	$(0.10)
NGL Price	$0.01	$120,000	$41,000
Change ($/gal)	$(0.01)	$(41,000)	$(121,000)

We manage this commodity price exposure through an integrated strategy that includes management of our contract portfolio, optimization of our assets and the use of derivative contracts. As a result of these derivative contracts, we have hedged a portion of our expected exposure to natural gas prices and natural gas liquid prices in 2007, 2008 and 2009. We continually monitor our hedging and contract portfolio and expect to continue to adjust our hedge position as conditions warrant. The following table provides information about our derivative instruments for the periods indicated:

			Fair Value
		Average	Asset
Description and Production Period	Volume	Fixed Price	(Liability)

Natural Gas—Sold Fixed for Floating Price Swaps
	(MMBtu)	(per MMBtu)
April 2007 - March 2008	1,620,000	$8.02	$3,647
April 2008-December 2008	1,215,000	8.00	1,184
January 2009 - December 2009	1,068,000	$7.06	(274)
			$4,557
Natural Gas - Sold Open for Floating Price Swaps
	(MMBtu)	(per MMBtu)
January 2009 - December 2009	1,068,000	$7.42	$83

Natural Gas—Buy Fixed for Floating Price Swaps
	(MMBtu)	(per MMBtu)
April 2007 - March 2008	600,000	$8.87	$(783)

Natural Gas Liquids—Sold Fixed for Floating Price Swaps
	(Bbls)	(per Gallon)
April 2007 - March 2008	152,652	$1.13	$(1,284)

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

		Average
		Fixed Price
Production Period	(MMBtu)	(per MMBtu)

April 2007 - March 2008	1,335,000	$7.26
April 2008 - December 2008	900,000	$8.43

Interest Rate Risk.   We are exposed to changes in interest rates as a result of our credit facilities, which have floating interest rates. As of March 31, 2007 we had approximately $0.4 million of indebtedness outstanding under our credit facility which was used to finance the costs related to the closing of our $25.0 million secured revolving credit facility. As of March 31, 2007, Hiland Partners had approximately $159.1 million of indebtedness outstanding under its credit facility. The impact of a 100 basis point increase or decrease in interest rates on the amount of current debt would result in an increase or decrease in interest expense and a corresponding decrease or increase in net income of approximately $1.6 million annually.

Credit Risk.   Counterparties pursuant to the terms of their contractual obligations expose us to potential losses as a result of nonperformance. Hiland Partners’ four largest customers for the three months ended March 31, 2007 accounting for approximately 29%, 16%, 14% and 9%, respectively, of revenues. Consequently, changes within one or more of these companies’ operations have the potential to impact, both positively and negatively, our credit exposure. Our counterparty for all of our derivative instruments as of March 31, 2007 is BP Energy Co. and BP Corporation North America, Inc.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our interim principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q.  Based on that evaluation, the principal interim executive officer and principal financial officer concluded that the design and operation of our disclosure controls and procedures are effective in ensuring that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Although there are no significant regulatory proceedings in which we are currently involved, periodically we may be a party to regulatory proceedings. The results of regulatory proceedings cannot be predicted with certainty; however, our management believes that we presently do not have material potential liability in connection with regulatory proceedings that would have a significant financial impact on our consolidated financial condition, results of operations or cash flows.

Item 1A. Risk Factors

Our failure to replace Randy Moeder, our current Chief Executive Officer, with an individual with the required level of experience and expertise in a timely manner, could have an adverse impact on our operations and business strategy.

On March 14, 2007, Randy Moeder announced his intension to resign as Chief Executive Officer and director of both our general partner and the general partner of Hiland Partners to pursue other career opportunities. On April 16, 2007, the board of directors of our general partner formally accepted Mr. Moeder’s resignation. Mr. Moeder has served as the Chief Executive Officer of Hiland Partners’ general partner since its inception in October 2004 and has been involved with the predecessor businesses since April 1998. Mr. Harold Hamm, Chairman of the board of directors of our general partner was appointed interim President and Chief Executive Officer until a successor is named. Mr. Hamm is also heading up a committee to secure a replacement for Mr. Moeder. However, if we are unsuccessful in replacing Mr. Moeder with an individual with the required level of experience and expertise in a timely manner, our operations and business strategy could be materially and adversely affected.

We have adopted certain valuation methodologies that may result in a shift of income, gain, loss and deduction between the general partner and the unitholders.  The IRS may challenge this treatment, which could adversely affect the value of the common units.

When we issue additional units or engage in certain other transactions, we determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner.  Our methodology may be viewed as understating the value of our assets.  In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the general partner, which may be unfavorable to such unitholders.  Moreover, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets.  The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between the general partner and certain of our unitholders.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Matters

None

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Enid, Oklahoma, on the 10th day of May, 2007.

HILAND HOLDINGS GP, LP
By:	Hiland Partners GP Holdings, LLC, its general partner
By:	/s/ HAROLD HAMM
Harold Hamm
Interim Chief Executive Officer, President and Director

By:	/s/ KEN MAPLES
Ken Maples
Chief Financial Officer, Vice President-Finance, Secretary and Director