Form 10-Q/A
period 2007-03-31
Hiland Holdings GP, LP
filed 2007-06-06
CIK 1363381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE:

Due to an inadvertent typographical error on Exhibit 32.2, we have filed an Amendment.  The original Exhibit 32.2 made reference to the quarterly report on Form 10-Q for the three months ended March 31, 2006.  Exhibit 32.2 now references the quarterly report on Form 10-Q for the three months ended March 31, 2007.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Enid, Oklahoma, on the 6th day of June, 2007.

HILAND HOLDINGS GP, LP

By:	Hiland Partners GP Holdings, LLC, its general partner

By:	/s/ HAROLD HAMM
Harold Hamm
Interim Chief Executive Officer, President and Director

By:	/s/ KEN MAPLES
Ken Maples
Chief Financial Officer, Vice President-Finance, Secretary and Director