Form 10-Q
period 2007-09-30
Hiland Holdings GP, LP
filed 2007-11-09
CIK 1363381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2007

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

The number of the registrant’s outstanding equity units at November 2, 2007 was 21,603,000 common units.

HILANDHOLDINGS GP, LP

HILAND HOLDINGS GP, LP

Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(unaudited)
	(in thousands, except unit amounts)
ASSETS
Current assets:
Cash and cash equivalents	$8,928	$10,569
Accounts receivable:
Trade	23,213	23,702
Affiliates	905	1,284
	24,118	24,986
Fair value of derivative assets	4,144	4,707
Other current assets	861	945
Total current assets	38,051	41,207

Property and equipment, net	313,093	257,003
Intangibles, net	48,477	53,094
Fair value of derivative assets	1,177	1,955
Other assets, net	2,233	1,939
Total assets	$403,031	$355,198

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$22,115	$19,161
Accounts payable—affiliates	5,087	4,412
Fair value of derivative liabilities	3,660	1,902
Accrued liabilities and other	2,259	1,459
Total current liabilities	33,121	26,934

Commitments and contingencies (Note 7)
Long-term debt	206,608	147,318
Fair value of derivative liabilities	347	291
Asset retirement obligation	2,573	2,196
Minority interests	131,036	137,302

Owners’ equity
Common unitholders (21,603,000 units issued and outstanding)	28,933	38,590
Accumulated other comprehensive income	413	2,567
Total owners’ equity	29,346	41,157

Total liabilities and owners’ equity	$403,031	$355,198

 The accompanying notes are an integral part of these consolidated financial statements.

HILAND HOLDINGS GP, LP

Consolidated Statements of Operations

For the Three and Nine Months Ended (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		Predecessor		Predecessor
	(in thousands, except per unit amounts)
Revenues:
Midstream operations
Third parties	$65,777	$55,137	$189,301	$156,606
Affiliates	654	925	2,390	3,194
Compression services, affiliate	1,205	1,205	3,615	3,615
Total revenues	67,636	57,267	195,306	163,415

Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	31,267	26,480	98,056	78,389
Midstream purchases -affiliate (exclusive of items shown separately below)	14,522	13,129	39,264	39,576
Operations and maintenance	6,157	4,569	16,108	11,140
Depreciation, amortization and accretion	7,870	6,462	22,222	16,256
General and administrative expenses	2,054	1,397	6,383	3,695
Total operating costs and expenses	61,870	52,037	182,033	149,056
Operating income	5,766	5,230	13,273	14,359

Other income (expense):
Interest and other income	105	68	325	221
Amortization of deferred loan costs	(136)	(170)	(357)	(402)
Interest expense	(3,133)	(2,387)	(7,538)	(4,649)
Other income (expense), net	(3,164)	(2,489)	(7,570)	(4,830)

Income before minority interest in income of Hiland Partners, LP	2,602	2,741	5,703	9,529
Minority interest in income of Hiland Partners, LP	(867)	(2,765)	(2,080)	(8,991)
Net income (loss)	1,735	(24)	3,623	538

Less income (loss) attributable to predecessor	—	(155)	—	407
Limited partners’ interest in net income	$1,735	$131	$3,623	$131

Net income per limited partners’ unit - basic	$0.08	$0.01	$0.17	$0.01

Net income per limited partners’ unit - diluted	$0.08	$0.01	$0.17	$0.01

Weighted average limited partners’ units outstanding - basic	21,600	21,600	21,600	21,600

Weighted average limited partners’ units outstanding - diluted	21,609	21,600	21,610	21,600

The accompanying notes are an integral part of these consolidated financial statements.

HILAND HOLDINGS GP, LP

Consolidated Statements of Cash Flows

For the Nine Months Ended (Unaudited)

	September 30,	September 30,
	2007	2006
		Predecessor
	(in thousands)
Cash flows from operating activities:
Net income	$3,623	$538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,141	16,209
Accretion of asset retirement obligation	81	47
Amortization of deferred loan cost	357	402
Gain on derivative transactions	(510)	(133)
Unit based compensation	1,033	364
Minority interest in income of Hiland Partners, LP	2,080	8,991
(Increase) decrease in current assets:
Accounts receivable—trade	489	4,057
Accounts receivable—affiliates	379	864
Other current assets	84	(94)
Increase (decrease) in current liabilities:
Accounts payable—trade	(2,543)	692
Accounts payable—affiliates	675	(1,658)
Accrued liabilities and other	286	231
Increase in other assets	—	(144)
Net cash provided by operating activities	28,175	30,366

Cash flows from investing activities:
Additions to property and equipment	(61,940)	(47,989)
Payments for businesses acquired, less cash received	—	(96,400)
Proceeds from disposals of property and equipment	—	111
Net cash used in investing activities	(61,940)	(144,278)

Cash flows from financing activities:
Proceeds from public offering-net of underwriters discount	—	139,617
Proceeds from long-term borrowings	54,100	135,535
Payments on long-term borrowings	—	(35,000)
Payments on capital lease obligations	(178)	—
Debt issuance costs	(494)	(1,280)
Offering costs	(157)	(1,772)
Cash distribution to controlling members for net assets of Hiland Partners GP, LLC	—	(101,812)
Capital Contributions	—	501
Proceeds from Hiland Partners, LP unit options exercise	1,024	1,094
Minority interest cash distribution to unitholders of Hiland Partners, LP	(8,447)	(16,509)
Cash distribution to members of Hiland Partners GP, LLC	—	(1,750)
Cash distribution to unitholders	(13,724)	—
Net cash provided by financing activities	32,124	118,624

Increase (decrease) for the period	(1,641)	4,712
Beginning of period	10,569	6,318
End of period	$8,928	$11,030

Supplementary information
Cash paid for interest, net of amounts capitalized	$7,489	$4,649

Non-cash investing and financing activities:

Property and equipment financed under capital lease obligations	$5,881

May 10, 2006 purchase of limited partner common units of Hiland Partners, LP in excess of proportionate historical financial cost basis of Hiland Partners, LP allocated to property and equipment and intangible assets as follows:

Property and equipment		4,488
Customer contracts		6,980
Excess of cost over proportionate equity interest		$11,468

The accompanying notes are an integral part of these consolidated financial statements.

Hiland Holdings GP, LP

Consolidated Statement of Changes in Owners’ Equity and Comprehensive Income

For the Nine Months Ended September 30, 2007 (Unaudited)

		Accumulated
		Other		Total
	Common	Comprehensive		Comprehensive
	Units	Income	Total	Income
	(in thousands)

Balance, January 1, 2007	$38,590	$2,567	$41,157

Periodic cash distributions	(13,724)	—	(13,724)

Unit based compensation	444	—	444

Other comprehensive income reclassified to income on closed derivative transactions	—	(1,346)	(1,346)	$(1,346)

Change in fair value of derivatives	—	(808)	(808)	(808)

Net income	3,623	—	3,623	3,623

Comprehensive income				$1,469

Balance September 30, 2007	$28,933	$413	$29,346

The accompanying notes are an integral part of this consolidated financial statement.

HILAND HOLDINGS GP, LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

The unaudited financial statements for the three and nine months ended September 30, 2007 and 2006 included herein have been prepared in accordance with the instructions for interim reporting as prescribed by the United States Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, which are in the opinion of our management, necessary for a fair presentation of our results for the interim periods. Such adjustments are considered to be of a normal recurring nature. Results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2007.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2006.

Principles of Consolidation

Because we own the general partner of Hiland Partners, the consolidated financial statements include our accounts, the accounts of Hiland Partners GP, LLC and the accounts of Hiland Partners and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The consolidated financial statements include the assets of Hiland Partners GP, LLC that were contributed to us concurrently with the completion of our initial public offering on September 25, 2006. Hiland Partners GP, LLC commenced operations on February 15, 2005, therefore amounts presented in these consolidated financial statements and accompanying notes for the period January 1, 2006 to September 25, 2006 relate to the consolidated accounts of Hiland Partners GP, LLC, Hiland Partners and its subsidiaries.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Our financial instruments, which require fair value disclosure, consist primarily of cash and cash equivalents, accounts receivable, financial derivatives, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values, due to the short maturity of these instruments. Derivative instruments are reported in the accompanying consolidated financial statements at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Fair value of our derivative instruments is determined based on management estimates through utilization of market data including forecasted forward natural gas and natural gas liquid (NGL) prices as a function of forward New York Mercantile Exchange (“NYMEX”) natural gas and light crude prices. The fair value of long-term debt approximates its carrying value due to the variable interest rate feature of such debt.

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

SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. However, if a derivative does qualify for hedge accounting, depending on the nature of the hedge, changes in fair value can be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings. To qualify for cash flow hedge accounting, the cash flows from the hedging instrument must be highly effective in offsetting changes in cash flows due to changes in the underlying item being hedged. In addition, all hedging relationships must be designated, documented, and reassessed periodically. SFAS No. 133 also provides that normal purchases and normal sales contracts are not subject to the statement. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold by the reporting entity over a reasonable period in the normal course of business. Our fixed price physical forward natural gas purchase and sales contracts in which we have contracted to purchase or sell natural gas quantities at fixed prices are designated as normal purchases and sales. Substantially all forward contracts fall within a one to 24 month term.

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

Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which includes, but is not limited to, changes in the fair value of derivative financial instruments. Pursuant to SFAS No. 133, for derivatives qualifying as hedges, the effective portion of changes in fair value are recognized in owners’ equity as accumulated other comprehensive income and reclassified to earnings when the underlying hedged physical transaction closes, to the extent of our interest in Hiland Partners. Our comprehensive income for the three and nine months ended September 30, 2007 and 2006 is presented in the table below:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$1,735	$(24)	$3,623	$538
Closed derivative transactions reclassified to income	(511)	(1,275)	(1,346)	(1,424)
Change in fair value of derivatives	(15)	3,933	(808)	4,116
Comprehensive Income	$1,209	$2,634	$1,469	$3,230

Net Income per Limited Partners’ Unit

Net income per limited partners’ unit is computed based on the weighted-average number of common units outstanding during the period. The computation of diluted net income per limited partner unit further assumes the dilutive effect of restricted units awarded. Net income per limited partners’ unit is computed by dividing net income applicable to limited partners by both the basic and diluted weighted-average number of limited partnership units outstanding.

Intangible Assets

Intangible assets consist of the acquired value of customer relationships, existing contracts to sell natural gas and other NGLs and compression contracts, which do not have significant residual value. The customer relationships and the contracts are being amortized over their estimated lives of ten years. We review intangible assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. If such a review should indicate that the carrying amount of intangible assets is not recoverable, we reduce the carrying amount of such assets to fair value based on the discounted probable cash flows of the intangible assets. No impairments of intangible assets were recorded during the nine months ended September 30, 2007 or 2006. On May 1, 2006, Hiland Partners acquired the Kinta Area gathering assets and recorded identifiable customer relationships of $10,492. On May 10, 2006, Hiland Partners GP, LLC purchased 761,714 common units and 15,545 general partner units of Hiland Partners for $35.0 million. Hiland Partners GP, LLC recorded an additional $6,979 in contracts to sell natural gas for a portion of the amount that the purchase price exceeded the proportionate interest in the underlying equity of Hiland Partners.

Intangible assets consisted of the following for the periods indicated:

	As of	As of
	September 30,	December 31,
	2007	2006
Gas sales contracts	$32,564	$32,564
Compression contracts	18,515	18,515
Customer relationships	10,492	10,492
	61,571	61,571
Less accumulated amortization	13,094	8,477
Intangible assets, net	$48,477	$53,094

During the three months ended September 30, 2007 and 2006, we recorded amortization expense of $1,539 and $1,451, respectively, and during the nine months ended September 30, 2007 and 2006, we recorded amortization expense of $4,617 and $3,928, respectively. Estimated aggregate amortization expense for the remainder of 2007 is $1,540 and $6,157 for each of the four succeeding fiscal years from 2008 through 2011 and a total of $22,309 for all years thereafter.

Accounting for Asset Retirement Obligations

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” we have recorded the fair value of liabilities for asset retirement obligations in the periods in which they are incurred and corresponding increases in the carrying amounts of the related long-lived assets. The asset retirement costs are subsequently allocated to expense using a systematic and rational method and the liabilities are accreted to measure the change in liability due to the passage of time. The provisions of this standard primarily apply to dismantlement and site restoration of certain of our plants and pipelines. During the nine months ended September 30, 2007, we incurred asset retirement obligations on new and existing plant and compressor locations under lease. We have also evaluated existing asset retirement obligations and have made revisions in the carrying values as of September 30, 2007.

The following table summarizes our activity related to asset retirement obligations for the indicated period:

Asset retirement obligation, January 1, 2007	$2,196
Add: additions on leased locations	588
Revisions of prior estimates	(292)
Add: accretion expense	81
Asset retirement obligation, September 30, 2007	$2,573

Minority Interests

The minority interest on our consolidated balance sheets as of September 30, 2007 and December 31, 2006 reflects the outside ownership interest of Hiland Partners. Minority interest in income is calculated by multiplying the minority interest owners’ proportionate ownership of limited partner units in Hiland Partners by the limited partners’ allocation of Hiland Partners’ net income. Hiland Partners’ net income is allocated to its limited partners and its general partner based on the proportionate share of the contractually-determined cash distributions for the period, with adjustments made for incentive distributions specifically allocated to its general partner. All amounts we have received from Hiland Partners’ issuance and sale of limited partner units have been recorded as increases to the minority interest balance on the consolidated balance sheet.

Contributions to Subsidiary

The Partnership directly and indirectly owns all of the equity interests in Hiland Partners GP, LLC, the general partner of Hiland Partners. Hiland Partners GP, LLC may elect to make contributions to Hiland Partners each time Hiland Partners issues common units in order to maintain its 2% general partner ownership in Hiland Partners. Hiland Partners GP, LLC contributed to Hiland Partners $6 and $10 for the three months ended September 30, 2007 and 2006, respectively and $27 and $30 for the nine months ended September 30, 2007 and 2006, respectively to maintain its 2% general partner ownership.

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

No options were issued or are outstanding for the three or nine months ended September 30, 2007.

No phantom units were issued or are outstanding for the three or nine months ended September 30, 2007.

The following table summarizes our information about vesting restricted units for the nine months ended September 30, 2007:

Restricted Units	Units	Weighted Average Fair Value at Grant Date ($ )
Non-vested at January 1, 2007	12,000	$20.00
Granted	6,000	$28.25
Vested	(3,000)	$20.00
Forfeited	—	$—
Non-vested at September 30, 2007	15,000	$23.30

A restricted unit is a common unit that is subject to forfeiture. Upon vesting, the grantee receives a common unit that is not subject to forfeiture. The restricted units vest over a four-year period from the date of issuance. Periodic distributions on the restricted units are held in trust by our general partner until the units vest. As provided for in our long-term incentive plan, each non-employee board member of Hiland Partners GP Holdings, LLC on each anniversary date of their initial reward is entitled to receive an additional 1,000 restricted common units. We granted 1,000 restricted units to each of our six independent directors during the three months ended September 30, 2007. As of September 30, 2007, 3,000 of the restricted units issued in 2006 vested and were converted to common units. Compensation expense related to the restricted units issued is to be recognized over their respective four-year vesting period on the graded vesting attribution method. We recorded compensation expense related to the restricted units issued of $33 and $1 for the three months ended September 30, 2007 and 2006, respectively and $96 and $1 for the nine months ended September 30, 2007 and 2006, respectively and we will record additional compensation expense of $298 over the next four years.

On February 15, 2005, Hiland Partners GP, LLC issued member based compensation awards with a fair value of $118 to two of its members, Randy Moeder, our former Chief Executive Officer, President and director of our general partner and Ken Maples, our Chief Financial Officer, Vice President-Finance, Secretary and director of our general partner as compensation for services to be rendered exclusively for Hiland Partners GP, LLC’s benefit. In connection with the closing of our initial public offering, these Class B member interests were exchanged for a calculated number of our Class B common units, which had equal fair value. The Class B common units vest over a three-year period from the date of issuance. The Class B common units have substantially the same rights as the common units and, upon vesting, become convertible at the election of the holder into common units. Member based compensation expense related to the Class B common units was $1 and $8 for three months ended September 30, 2007 and 2006, respectively and $348 and $25 for the nine months ended September 30, 2007 and 2006, respectively.

On March 14, 2007, Mr. Moeder announced his intention to resign. In connection with Mr. Moeder’s resignation, we and our general partner entered into a retention agreement with Mr. Moeder that allowed Mr. Moeder to continue his employment for a mutually agreeable period of time, but no longer than nine months. Under the agreement, as long as Mr. Moeder continued his employment, a pro rata portion of his 72,249 unvested Class B common units in us would vest. The Class B common units that did not vest would be forfeited to Hiland Holdings and distributed pro rata to Harold Hamm, The Harold Hamm DST Trust, The Harold Hamm HJ Trust and Ken Maples. Accordingly, as required by SFAS 123R “Share-Based Payment,” as amended, on March 14, 2007 we recalculated the fair value of the remaining unvested Class B common units as a modification of the units awarded to Mr. Moeder on February 15, 2005. We used the American Binomial option pricing model and recalculated the fair value of the unvested Class B common units at $30.32 per unit.

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

Hiland Partners, LP Long Term Incentive Plan

Hiland Partners GP, LLC, the general partner of Hiland Partners, adopted the Hiland Partners, LP Long-Term Incentive Plan for its employees and directors of its general partner and employees of its affiliates. The long-term incentive plan currently permits an aggregate of 680,000 of Hiland Partners’ common units to be issued with respect to unit options, restricted units, and phantom units granted under the plan. No more than 225,000 of the 680,000 common units may be issued with respect to vested restricted or phantom units. The plan is administered by the compensation committee of Hiland Partners GP, LLC’s board of directors. The plan will continue in effect until the earliest of (i) the date determined by the board of directors of the general partner; (ii) the date that common units are no longer available for payment of awards under the plan; or (iii) the tenth anniversary of the plan.

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

On June 19, 2007, Hiland Partners granted 10,000 phantom units under its long-term incentive Plan to the new Chief Executive Officer, Joseph L. Griffin. A phantom unit is a common unit that is subject to forfeiture and is not considered issued until it vests. Upon vesting, Mr. Griffin will receive a common unit that is not subject to forfeiture, cash in lieu of the delivery of such unit equal to the fair market value of the unit on the vesting date, or a combination thereof, at the discretion of Hiland Partners’ general partner’s board of directors. Similar to restricted units, the phantom units vest over a four-year period from the date of issuance and distributions on the phantom units will be held in trust by Hiland Partners general partner until the units vest. During the three and nine months ended September 30, 2007, Hiland Partners incurred compensation expense of $73 and $81 related to the phantom units and will recognize additional expense of $464 over the next four years.  Hiland Partners had not granted any phantom units prior to June 19, 2007.

Hiland Partners did not grant any unit options during the nine months ended September 30, 2007. The fair values of each option granted during the nine months ended September 30, 2006 were estimated on the date of grant using the American Binomial option pricing model that used expected volatility ranges from 16.1% to 20.2%, a weighted-average volatility of 18.0%, an expected dividend yield of 5.2% and a risk-free interest rate of 4.5%. Expected and weighted-average volatility was based on peer group volatility averages as determined on the option grant dates. Expected lives of 6.0 years are calculated by the simplified method as prescribed under SEC Staff Accounting Bulletin 107 and represented the period of time that unit options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The exercise price of the options granted equaled the market price of the units on the grant date.

The following table summarizes information about outstanding options with respect to Hiland Partners’ common units for the nine months ended September 30, 2007:

			Weighted-
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Units	Price ($ )	Term	($ )
Outstanding at January 1, 2007	128,468	$28.24
Granted	—	$—
Exercised	(42,362)	$24.16		$1,394
Forfeited or expired	(10,767)	$22.50
Outstanding at September 30, 2007	75,339	$31.08	7.9	$1,382
Exercisable at September 30, 2007	20,005	$33,31	8.0	$322

In connection with Mr. Moeder’s resignation (see also Hiland Holdings GP, LP Long Term Incentive Plan above), his unit option agreement was modified on March 14, 2007, so that  Mr. Moeder’s 10,666 unvested Hiland Partners’ options to purchase Hiland Partners common units would vest pro rata as long as Mr. Moeder continued his employment. Accordingly, as required by SFAS 123R “Share-Based Payment,” as amended, on March 14, 2007, Hiland Partners recalculated the fair value of the remaining unvested options to purchase Hiland partners common units as a modification of the options awarded to Mr. Moeder on February 10, 2005. The recalculated fair value of the options of $33.65 per unit, was determined by using the American Binomial option pricing model.

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

As a result of adopting SFAS 123R on the modified prospective basis beginning on January 1, 2006, during the three months ended September 30, 2007 and 2006, Hiland Partners expensed $34 and $89, respectively and during the nine months ended September 30, 2007 and 2006, Hiland Partners expensed $131 and $268, respectively all related to unit options that were awarded in both 2006 and 2005.

The following table summarizes information about Hiland Partners restricted common units for the nine months ended September 30, 2007:

		Weighted
		Average
		Fair Value
		At Grant
Restricted Units	Units	Date ($ )

Non-vested at January 1, 2007	19,000	$44.12

Granted	6,000	$51.95

Vested	(4,000)	$42.05

Forfeited or expired	—	$—

Non-vested at September 30, 2007	21,000	$46.75

As provided for in Hiland Partners long-term incentive plan, each non-employee board member of its general partner on each anniversary date of the initial award is entitled to receive an additional 1,000 Hiland Partners restricted common units. Accordingly, Hiland Partners issued a total of 6,000 restricted units to its six non-employee board members of its general partner during the three months ended September 30, 2007. Also during the three months ended September 30, 2007, a total of 4,000 restricted units issued to non-employee board members of its general partner in 2005 and 2006 vested and were converted into Hiland Partners common units. Hiland Partners issued no other restricted units during the three and nine months ended September 30, 2007. A restricted unit is a common unit that is subject to forfeiture. The restricted units vest over a four-year period from the date of issuance. Periodic distributions on the restricted units are held in trust by its general partner until the units vest. Upon vesting, the grantee receives a common unit that is not subject to forfeiture.

Total compensation expense related to phantom and restricted units was $210 and $31 for the three months ended September 30, 2007 and 2006, respectively and $458 and $70 for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, there was $1,168 of total unrecognized compensation cost related to Hiland Partners’ unvested phantom and restricted units granted. This cost is to be recognized over a weighted average period of two years.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We believe we will not choose to measure any eligible financial assets and liabilities at fair value.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.”  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) such as fair value hierarchy used to classify the source of information used in fair value measurements (i.e., market based or non-market based) and expands disclosure about fair value measurements based on their level in the hierarchy. SFAS No. 157 applies to derivatives and other financial instruments, which Statement 133,  Accounting for Derivative Instruments and Hedging Activities , as amended, requires be measured at fair value at initial recognition and for all subsequent periods. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We will apply the provisions of SFAS No. 157 prospectively in our first interim period in the fiscal year beginning on January 1, 2008, and we do not expect a change in our methodologies of fair value measurements.

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

The following table presents the resulting allocation to the net assets acquired and liabilities assumed on May 1, 2006:

Pipelines, including right of ways	$56,175
Compressors	22,221
Other equipment and buildings	8,618
Customer relationships	10,492
97,506
Asset retirement obligation assumed	1,106
Net assets acquired	$96,400

The Kinta Area gathering assets and operations are included in the consolidated financial statements from May 1, 2006 forward.

Note 4: Property and Equipment

	As of	As of
	September 30,	December 31,
	2007	2006
Land	$295	$255
Construction in progress	26,660	48,610
Midstream pipeline, plants and compressors	324,874	230,645
Compression and water injection equipment	19,267	19,270
Other	3,769	2,471
	374,865	301,251
Less: accumulated depreciation and amortization	61,772	44,248
	$313,093	$257,003

On May 10, 2006, Hiland Partners GP, LLC purchased 761,714 common units and 15,545 general partner units of Hiland Partners for $35.0 million. Hiland Partners GP, LLC recorded additional pipeline and processing plant cost of $4,488 for a portion of the amount that the unit purchase price exceeded the proportionate interest in the underlying equity of Hiland Partners.

During the three and nine months ended September 30, 2007, we capitalized interest of $828 and $2,281, respectively. During the three and nine months ended September 30, 2006, we capitalized interest of $479 and $811, respectively.

Note 5: Derivatives

Hiland Partners has entered into certain financial swap instruments that are classified as cash flow hedges in accordance with SFAS No. 133, as amended, and relate to forecasted sales in 2007, 2008 and 2009. Hiland Partners entered into these instruments to hedge forecasted natural gas and natural gas liquids (NGLs) sales or purchases against the variability in expected future cash flows attributable to changes in commodity prices. Under several of these contractual swap agreements with Hiland Partners’ counterparties, Hiland Partners receives a fixed price and pays a floating price based on certain indices for the relevant contract period as the underlying natural gas or NGL is sold. In other agreements, Hiland Partners pays a fixed price and receives a floating price based on certain indices for the relevant contract period as the underlying natural gas is purchased. Hiland Partners has also entered into one financial swap instrument that currently does not qualify for hedge accounting as discussed below.

Hiland Partners formally documents all relationships between hedging instruments and the items being hedged, including its risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas and NGL futures, the “sold fixed for floating price” or “buy fixed for floating price” contracts, to the forecasted transactions. Hiland Partners assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items. Highly effective is deemed to be a correlation range from 80% to 125% of the change in cash flows of the derivative in offsetting the cash flows of the hedged transaction. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in natural gas or NGL reference prices under a hedging instrument and actual natural gas or NGL prices, Hiland Partners will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings. Hiland Partners assesses effectiveness using regression analysis and ineffectiveness using the dollar offset method.

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

On July 16, 2007, Hiland Partners entered into financial swap instruments with BP Energy Company related to forecasted sales for the periods from August 1, 2007 through calendar year 2008 whereby Hiland Partners receives a fixed price and pays a floating price based on certain indices for the relevant contract period as the underlying natural gas and NGLs are sold. These financial swap instruments are classified as cash flow hedges in accordance with SFAS No. 133, as amended.

On May 9, 2007, Hiland Partners entered into a financial swap instrument with BP Energy Company related to forecasted sales in 2008 whereby we receive a fixed price and pay a floating price based on certain indices for the relevant contract period as the underlying natural gas is sold. This financial swap instrument is classified as a cash flow hedge in accordance with SFAS No. 133, as amended.

On March 15, 2007, Hiland Partners entered into two separate financial swap instruments with BP Energy Company that relate to forecasted sales in 2009. In one instrument Hiland Partners receives a fixed price and pays a floating price based on certain indices for the relevant contract period as the underlying natural gas is sold. This financial swap instrument is classified as a cash flow hedge in accordance with SFAS No. 133, as amended. In the other instrument, currently designated as an open trade, Hiland Partners receives a NYMEX index price less a basis differential and pays a floating price based on certain indices for the relevant contract period as the underlying natural gas is sold. The open trade financial swap instrument has not been designated as a hedge. The forecasted non-cash unrealized gain on the open trade financial swap instrument has been recorded as an increase in midstream revenues in the current period.

During the three and nine months ended September 30, 2007, we reclassified net gains of $511 and $1,346 on closed/settled hedge transactions to midstream revenues out of accumulated other comprehensive income. We also recorded $15 and $808 out of accumulated other comprehensive income for the decrease in fair value of open derivatives for the three and nine months ended September 30, 2007, respectively. Included in minority interest on the balance sheet is $1,511 of the changes in the net fair value of derivatives during the nine months ended September 30, 2007 attributable to minority interest. As of September 30, 2007, our accumulated other comprehensive income related to derivatives was $413. Of this amount we anticipate $256 will be reclassified to earnings during the next 12 months and $157 will be reclassified to earnings in subsequent periods. During the three and nine months ended September 30, 2007, Hiland Partners recorded gains of $305 and $486, respectively on the non-qualifying open trade financial instrument and net gains of $33 and $136, respectively on the ineffective portions of qualifying open derivative transactions.

During the three and nine months ended September 30, 2006, we reclassified net gains of $1,275 and $1,424 on closed/settled hedge transactions to midstream revenues out of accumulated other comprehensive income and also recorded $3,933 and $4,116, respectively into accumulated other comprehensive income for the favorable change in fair value of open derivatives. During the nine months ended September 30, 2006, we recorded $2,922 to minority interest on the consolidated balance sheet related to changes in the net fair value of open derivatives. During the three and nine months ended September 30, 2006, As of September 30, 2006, our accumulated other comprehensive income related to derivatives was $2,713. Hiland Partners recorded losses of $31 and gains of $133, respectively, on the ineffective portions of qualifying open derivative transactions.

The fair value of derivative assets and liabilities are as follows for the indicated periods:

	As of September 30, 2007	As of December 31, 2006
Fair value of derivative assets—current	$4,144	$4,707
Fair value of derivative assets—long term	1,177	1,955
Fair value of derivative liabilities—current	(3,660)	(1,902)
Fair value of derivative liabilities—long term	(347)	(291)
Net fair value of derivatives	$1,314	$4,469

The terms of our derivative contracts currently extend out as far as December 2009. The counterparties to all derivative contracts are BP Energy Company. Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at September 30, 2007.

			Fair Value
		Average	Asset
Description and Production Period	Volume	Fixed Price	(Liability)

Natural Gas—Sold Fixed for Floating Price Swaps

	(MMBtu)	(per MMBtu)
October 2007 - September 2008	1,890,000	$7.88	$4,144
October 2008-December 2008	495,000	7.84	485
January 2009 - December 2009	1,068,000	$7.06	186
			$4,815

Natural Gas - Sold Open for Floating Price Swaps

	(MMBtu)	(per MMBtu)
January 2009 - December 2009	1,068,000	$7.35	$485

Natural Gas—Buy Fixed for Floating Price Swaps

	(MMBtu)	(per MMBtu)
October 2007 – September 2008	859,986	$7.48	$(963)
October 2008 – December 2008	180,288	6.93	21
			(942)

Natural Gas Liquids—Sold Fixed for Floating Price Swaps

	(Bbls)	(per Gallon)
October 2007 – September 2008	441,768	$1.29	(2,697)
October 2008 – December 2008	110,442	$1.31	(347)
			$(3,044)

Note 6: Long-Term Debt

	As of September 30, 2007	As of December 31, 2006
Hiland Holdings - Credit Facility	$355	$254
Hiland Partners - Credit Facility	201,064	147,064
Capital lease obligations	5,703	—
	207,122	147,318
Less: current portion of capital lease obligation	514	—
Long-Term Debt	$206,608	$147,318

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

Indebtedness under the facility bears interest, at our option, at either (i) an alternate base rate plus an applicable margin ranging from 100 to 150 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 200 to 250 basis points per annum in each case based on our ratio of consolidated funded debt to EBITDA. The alternate base rate is equal to the greatest of (a) the prime rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the federal funds effective rate in effect on such day plus 1/2 of 1%. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the facility at a percentage per annum equal to 2.0%. A commitment fee ranging from 25 to 50 basis points per annum based on our ratio of consolidated funded debt to EBITDA will be payable on the average daily unused portion of the facility for the quarter most recently ended. At September 30, 2007, the interest rate on outstanding borrowings from our credit facility was 7.80%.

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

As of September 30, 2007, we had $0.4 million outstanding under this credit facility and were in compliance with our financial covenants.

Hiland Partners

Credit Facility. On July 13, 2007, Hiland Partners entered into a third amendment to its credit facility dated as of February 15, 2005. Pursuant to the amendment, Hiland Partners may, among other things, increase its borrowing base from $200 million to $250 million and decrease the accordion feature in the facility from $150 million to $100 million.

The third amendment increased Hiland Partners’ borrowing capacity under its senior secured revolving credit facility to $250 million such that the facility now consists of a $241 million senior secured revolving credit facility to be used for funding acquisitions and other capital expenditures, issuance of letters of credit and general corporate purposes (the “Acquisition Facility”) and a $9.0 million senior secured revolving credit facility to be used for working capital and to fund distribution (the “Working Capital Facility”).

In addition, the third amendment provides for an accordion feature, which permits Hiland Partners if certain conditions are met, to increase the size of the Acquisition Facility by up to $100 million and allows for the issuance of letters of credit of up to $15 million in the aggregate.  The senior secured revolving credit facility also requires Hiland Partners to meet certain financial tests, including a maximum consolidated funded debt to EBITDA ratio of 4.0:1.0 as of the last day of any fiscal quarter; provided that in the event that Hiland Partners makes certain permitted acquisitions or capital expenditures, this ratio may be increased to 4.75:1.0 for the three fiscal quarters following the quarter in which such acquisition or capital expenditure occurs; and a minimum interest coverage ratio of 3.0:1.0.

Hiland Partners’ obligations under the credit facility are secured by substantially all of its assets and guaranteed by Hiland Partners, and all of its subsidiaries, other than Hiland Operating, LLC its operating company, which is the borrower under the credit facility.

Indebtedness under the credit facility will bear interest, at Hiland Partners’ option, at either (i) an alternate base rate plus an applicable margin ranging from 50 to 125 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 150 to 225 basis points per annum based on our ratio of consolidated funded debt to EBITDA. The Alternate Base Rate is a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the Federal Funds effective rate in effect on such day plus ½ of 1%. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 1.0%. An unused commitment fee ranging from 25 to 50 basis points per annum based on our ratio of consolidated funded debt to EBITDA will be payable on the unused portion of the credit facility. During any step-up period, the applicable margin with respect to loans under the credit facility will be increased by 35 basis points per annum and the unused commitment fee will be increased by 12.5 basis points per annum. At September 30, 2007, the interest rate on outstanding borrowings from Hiland Partners’ credit facility was 7.75%.

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

As of September 30, 2007, Hiland Partners had $201.1 million outstanding under this credit facility and was in compliance with its financial covenants.

Capital Lease Obligation. During the three months ended September 30, 2007, Hiland Partners incurred a $4,836 capital lease obligation at its Bakken gathering system resulting from a NGLs marketing agreement with a business partner whereby they have constructed a rail loading facility and a products pipeline, and Hiland Partners has agreed to repay the business partner a predetermined amount over a period of eight years. As specified in the agreement, once fully paid, title to the rail loading facility and a products pipeline will transfer to Hiland Partners no later than the end of the eight year period.

In order to supply adequate electric power supply to Hiland Partners new nitrogen rejection plant at it Badlands gathering system, Hiland Partners incurred a $1,045 capital lease obligation for the aid to construction of several electric substations which, by agreement, will be paid in equal monthly installments over a period of five years.

During the three and nine months ended September 30, 2007, Hiland Partners made principal payments of $178 on the above described capital lease obligations. The current portion of the capital lease obligations presented in the table above is included in accrued liabilities and other in the balance sheet.

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

		Average
		Fixed Price
Production Period	(MMBtu)	(per MMBtu)

October 2007 - September 2008	1,245,000	$8.01

October 2008 - December 2008	300,000	$8.43

We maintain a defined contribution retirement plan for our employees under which we make discretionary contributions to the plan based on a percentage of eligible employees’ compensation. Contributions to the plan are 5.0% of eligible employees’ compensation and resulted in expense for the three months ended September 30, 2007 and 2006 of $65 and $55, respectively and expense for the nine months ended September 30, 2007 and 2006 was $193 and $141, respectively.

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

Hiland Partners leases office space from a related entity (Please read Note 9). Hiland Partners also leases certain facilities, compressors, vehicles and other equipment under operating leases, most of which contain annual renewal options. Under these lease agreements, rent expense was $532 and $283, for the three months ended September 30, 2007 and 2006, respectively and $,1541 and $725 for the nine months ended September 30, 2007 and 2006, respectively.

Note 8: Significant Customers and Suppliers

All of Hiland Partners’ revenues are domestic revenues. The following table presents Hiland Partners’ top midstream customers as a percent of total revenue for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Customer 1	19%	14%	17%	14%
Customer 2	15%	5%	13%	3%
Customer 3	11%	3%	8%	4%
Customer 4	9%	8%	9%	8%
Customer 5	9%	11%	20%	17%

All of Hiland Partners’ purchases are from domestic sources. The following table presents Hiland Partners’ top midstream suppliers as a percent of total midstream purchases for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Supplier 1 (affiliated company)	32%	33%	29%	34%
Supplier 2	25%	23%	26%	24%
Supplier 3	13%	13%	14%	13%

Note 9: Related Party Transactions

Hiland Partners purchases natural gas and NGLs from affiliated companies. Purchases of product from affiliates totaled $14.5 million and $13.1 million for the three months ended September 30, 2007 and 2006, respectively. Purchases of product from affiliates totaled $39.3 million and $39.6 million for the nine months ended September 30, 2007 and 2006, respectively. Hiland Partners also sells natural gas and NGLs to affiliated companies. Sales of product to affiliates totaled $0.7 million and $0.9 million for the three months ended September 30, 2007 and 2006, respectively. Sales of product to affiliates totaled $2.4 million and $3.2 million for the nine months ended September 30, 2007 and 2006, respectively. Compression revenues from affiliates were $1.2 million for each of the three months ended September 30, 2007 and 2006 and $3.6 million for each of the nine months ended September 30, 2007 and 2006.

Accounts receivable-affiliates of $905 at September 30, 2007 include $834 from one affiliate for midstream sales. Accounts receivable-affiliates of $1,284 at December 31, 2006, include $1,260 from one affiliate for midstream sales.

Accounts payable-affiliates of $5,087 at September 30, 2007 include $4,676 due to one affiliate for midstream purchases. Accounts payable-affiliates of $4,412 at December 31, 2006 include $3,819 payable to the same affiliate for midstream purchases

Hiland Partners utilizes affiliated companies to provide services to its plants and pipelines and certain administrative services. The total amount paid to these companies was $78 and $64 during the three months ended September 30, 2007 and 2006, respectively. Amounts paid to these companies during the nine months ended September 30, 2007 and 2006 totaled $352 and $180, respectively.

Hiland Partners leases office space under operating leases directly or indirectly from an affiliate. Rents paid associated with these leases totaled $38 and $32 for the three months ended September 30, 2007 and 2006, respectively. Rents paid associated with these leases totaled $140 and $86 for the nine months ended September 30, 2007 and 2006, respectively.

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

Midstream assets totaled $374,317 at September 30, 2007. Assets attributable to compression operations totaled $28,714. All but $16 of the total capital expenditures of $73,318 for the nine months ended September 30, 2007 was attributable to midstream operations.

The tables below present information for the reportable segments for the three and nine months ended September 30, 2007 and 2006.

	For the Three Months Ended September 30,
	2007			2006
	Midstream	Compression	Total	Midstream	Compression	Total
Revenues	$66,431	$1,205	$67,636	$56,062	$1,205	$57,267
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	45,789	—	45,789	39,609	—	39,609
Operations and maintenance	5,913	244	6,157	4,367	202	4,569
Depreciation and amortization	6,975	895	7,870	5,569	893	6,462
General and administrative expenses	2,017	37	2,054	1,368	29	1,397
Total operating costs and expenses	60,694	1,176	61,870	50,913	1,124	52,037
Operating income	$5,737	$29	5,766	$5,149	$81	5,230
Other income (expense):
Interest and other income			105			68
Amortization of deferred loan costs			(136)			(170)
Interest expense			(3,133)			(2,387)
Minority interest in income of Hiland Partners, LP			(867)			(2,765)
Net income (loss)			$1,735			$(24)

	For the Nine Months Ended September 30,
	2007			2006
	Midstream	Compression	Total	Midstream	Compression	Total
Revenues	$191,691	$3,615	$195,306	$159,800	$3,615	$163,415
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	137,320	—	137,320	117,965	—	117,965
Operations and maintenance	15,499	609	16,108	10,509	631	11,140
Depreciation and amortization	19,539	2,683	22,222	13,577	2,679	16,256
General and administrative expenses	6,265	118	6,383	3,614	81	3,695
Total operating costs and expenses	178,623	3,410	182,033	145,665	3,391	149,056
Operating income	$13,068	$205	13,273	$14,135	$224	14,359
Other income (expense):
Interest and other income			325			221
Amortization of deferred loan costs			(357)			(402)
Interest expense			(7,538)			(4,649)
Minority interest in income of Hiland Partners, LP			(2,080)			(8,991)
Net income			$3,623			$538

Note 11: Net Income per Limited Partners’ Unit

The computation of basic net income per limited partner unit is based on the weighted-average number of common units outstanding during the period. The computation of diluted earnings per unit further assumes the dilutive effect of restricted units. Net income per unit applicable to limited partners is computed by dividing net income applicable to limited partners by the weighted-average number of limited partnership units outstanding. The following is a reconciliation of the limited partner units used in the calculations of income per limited partner unit—basic and income per limited partner unit—diluted assuming dilution for the three and nine months ended September 30, 2007and 2006:

	For the Three Months Ended September 30,			For the Three Months Ended September 30,
	2007			2006
	Income Available to Limited Partners (Numerator)	Limited Partner Units (Denominator)	Per Unit Amount	Income Available to Limited Partners (Numerator)	Limited Partner Units (Denominator)	Per Unit Amount
Income per limited partner unit—basic:
Income available to limited unitholder	$1,735		$0.08	$131		$0.01
Weighted average limited partner units outstanding		21,600			21,600
Income per limited partner unit—diluted:
Restricted units		9			—
Income available to common unitholders	$1,735	21,609	$0.08	$131	21,600	$0.01

	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
	2007			2006
	Income Available to Limited Partners (Numerator)	Limited Partner Units (Denominator)	Per Unit Amount	Income Available to Limited Partners (Numerator)	Limited Partner Units (Denominator)	Per Unit Amount
Income per limited partner unit—basic:
Income available to limited unitholder	$3,623		$0.17	$131		$0.01
Weighted average limited partner units outstanding		21,600			21,600
Income per limited partner unit—diluted:
Restricted units		10			—
Income available to common unitholders	$3,623	21,610	$0.17	$131	21,600	$0.01

Note 12: Owners’ Capital and Cash Distributions

Hiland Holdings

Our unitholders (limited partners) have only limited voting rights on matters affecting our operations and activities and, therefore, limited ability to influence our management’s decisions regarding our business. Unitholders did not select our general partner or elect the board of directors of our general partner and effectively have no right to select our general partner or elect its board of directors in the future. Unitholders’ voting rights are further restricted by our partnership agreement, which provides that any units held by a person that owns 20% or more of any class of units then outstanding, other than the general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot be voted on any matter. In addition, our partnership agreement contains provisions limiting the ability of our unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting a unitholders’ ability to influence the manner or direction of our management.

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

All distributions paid by Hiland Holdings to common unitholders, including amounts paid to affiliate owners were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	Per Unit Cash Distribution Amount	Total Cash Distribution
02/19/07	$0.0132	$285
02/19/07	0.2075	4,484
05/18/07	0.2075	4,485
08/17/07	0.2200	4,755
11/19/07 (a)	0.2300	4,972
	$0.8782	$18,981

(a)      This cash distribution was announced on October 25, 2007 and will be paid on November 19, 2007 to all unitholders of record as of November 6, 2007.

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

The distributions on the subordinated units may be reduced or eliminated if necessary to ensure the common units receive their minimum quarterly distribution. Subordinated units will not accrue arrearages. The subordination period will end once Hiland Partners meets certain financial tests, but not before March 31, 2010. These financial tests require Hiland Partners to have earned and paid the minimum quarterly distribution on all of its outstanding units for three consecutive four-quarter periods. When the subordination period ends, all remaining subordinated units will convert into common units on a one-for-one basis and the common units will no longer be entitled to arrearages. As of September 30, 2007, we own 4,080,000 subordinated units, which is all of, Hiland Partners’ subordinated units.

Presented below are cash distributions to Hiland Partners, common and subordinated unitholders, including amounts to affiliate owners and regular and incentive distributions to Hiland Partners GP, LLC paid by Hiland Partners from January 1, 2006 forward (in thousands, except per unit amounts):

	Per Unit Cash
	Distribution	Common	Subordinated	General Partner		Total Cash
Date Cash Distribution Paid	Amount	Units	Units	Regular	Incentive	Distribution
02/14/06	$0.6250	$2,724	$2,550	$112	$249	$5,635
05/15/06	0.6500	2,858	2,652	119	315	5,944
08/14/06	0.6750	3,485	2,754	136	414	6,789
11/14/06	0.7000	3,623	2,856	145	637	7,261
02/14/07	0.7125	3,694	2,907	150	749	7,500
05/15/07	0.7125	3,724	2,907	151	752	7,534
08/14/07	0.7325	3,837	2,989	158	932	7,916
11/14/07 (a)	0.7550	3,959	3,080	167	1,134	8,340
	$5.5625	$27,904	$22,695	$1,138	$5,182	$56,919

(a)   This cash distribution was announced on October 25, 2007 and will be paid on November 14, 2007 to all unitholders of record as of November 6, 2007.

Presented below are cash distributions by Hiland Partners to us and Hiland Partners GP, LLC from January 1, 2006 forward (in thousands, except per unit amounts):

	Per Unit Cash
	Distribution	Common	Subordinated	General Partner		Total Cash
Date Cash Distribution Paid	Amount	Units	Units	Regular	Incentive	Distribution
02/14/06	$0.6250	$—	$—	$112	$249	$361
05/15/06	0.6500	—	—	119	315	434
08/14/06	0.6750	514	—	136	414	1,064
11/14/06	0.7000	557	186	145	637	1,525
02/14/07	0.7125	927	2,907	150	749	4,733
5/15/07	0.7125	927	2,907	151	752	4,737
8/14/07	0.7325	953	2,989	158	932	5,032
11/14/07 (a)	0.7550	983	3,080	167	1,134	5,364
	$5.5625	$4,861	$12,069	$1,138	$5,182	$23,250

(a)   This cash distribution was announced on October 25, 2007 and will be paid on November 14, 2007 to all unitholders of record as of November 6, 2007.

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

Hiland Partners is required by its partnership agreement to distribute all of its cash on hand at the end of each quarter, after establishing reserves to provide for the proper conduct of its business or to provide funds for future distributions. Hiland Partners announced its quarterly distribution to $0.7550 per unit for the quarter ended September 30, 2007. This distribution will be paid on November 14, 2007 to unitholders of record on November 6, 2007.

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

Cash Distributions.   The following table sets forth the distributions that we have received from Hiland Partners during the periods indicated.

		Hiland Partners		Hiland Partners
	Hiland Holdings	GP, LLC	Hiland Holdings	GP, LLC
	GP, LP	(Predecessor)	GP, LP	(Predecessor)
	Three Months Ended September 30,		Nine months Ended September 30,
	2007 (a)	2006	2007 (a)	2006
Distributions from Hiland Partners’ common units	$953	$—	$2,808	$—
Distributions from Hiland Partners’ subordinated units	2,989	—	8,803	—
Distributions from ownership interest in Hiland Partners’ general partner	158	136	459	367
Distributions from Hiland Partners’ incentive distribution rights	932	414	2,433	978
Total	$5,032	$550	$14,503	$1,345

(a)  Because we own Hiland Partners GP, LLC the distributions to us include the distributions made to Hiland Partners GP, LLC and to us from September 25, 2006 forward.

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

Hiland Partners manages its business and analyzes and reports its results of operations on a segment basis. Hiland Partners’ operations are divided into two business segments:

•  Midstream Segment, which is engaged in gathering and processing of natural gas primarily in the Mid-Continent and Rocky Mountain regions. Within this segment, Hiland Partners also provides certain related services for compression, dehydrating, and treating of natural gas and the fractionation of NGLs. The midstream segment generated 94.5% and 93.2% of total segment margin for the three months ended September 30, 2007 and 2006, respectively, and 93.8% and 92.0% of total segment margin for the nine months ended September 30, 2007 and 2006.

•  Compression Segment, which is engaged in providing air compression and water injection services for oil and gas secondary recovery operations that are ongoing in North Dakota. The compression segment generated 5.5% and 6.8% of total segment margin for the three months ended September 30, 2007 and 2006, respectively, and 6.2% and 8.0% of total segment margin for the nine months ended September 30, 2007 and 2006, respectively.

Hiland Partners’ midstream assets currently consist of 13 natural gas gathering systems with approximately 1,934 miles of gas gathering pipelines, five natural gas processing plants, seven natural gas treating facilities and three NGL fractionation facilities. Hiland Partners’ compression assets consist of two air compression facilities and a water injection plant.

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

Recent Events

Badlands Gathering System. During the third quarter 2007, Hiland Partners completed the expansion of its Badlands gathering system, the associated field gathering infrastructure and processing plant, which included the completion of a 40,000 Mcf/d nitrogen rejection plant. As a result, gathering pipelines, processing plant, treating facility and fractionation facility throughput capacities have increased significantly on the Badlands gathering system.

Bakken Gathering System. During the third quarter 2007, Hiland Partners completed the expansion of the existing NGL fractionation facility at the Bakken processing plant enabling it to fractionate increased NGL volumes from both the Bakken processing plant and the Badlands processing plant. Additionally, during the second quarter 2007, construction was completed on a rail terminal which will allow transportation of NGL volumes not only by truck, but also by rail, thereby penetrating additional sales markets. The pipeline to the rail terminal was completed early in the third quarter 2007.

On July 13, 2007, Hiland Partners completed a third amendment to its existing credit agreement to increase its borrowing base by $50 million from $200 million to $250 million.

Woodford Shale Gathering System. During the second quarter 2007, Hiland Partners connected the first well related to an agreement with Continental Resources, Inc. to construct and operate gathering pipelines and related facilities associated with the development of acreage owned by Continental Resources, Inc. in the Woodford Shale Play in the Arkoma Basin of southeastern Oklahoma. The gathering system is being designed to provide low-pressure and highly reliable gathering, compression, dehydration, and processing services. When completed, the gathering infrastructure is expected to include more than 15,500 horsepower of compression to provide takeaway capacity in excess of 40,000 Mcf/d.

On June 19, 2007, Mr. Joseph L. Griffin was appointed Chief Executive Officer, President and a director of our general partner. Mr. Griffin replaced Mr. Randy Moeder, who resigned on April 16, 2007.

Historical Results of Operations

Our historical results of operations for the periods presented may not be comparable, either from period to period or going forward, for the reasons described below.

Our historical financial information for periods prior to September 25, 2006 reflects the financial results of Hiland Partners GP, LLC, our predecessor. Accordingly, the discussion of our financial position and results of operations in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the operating activities and results of operations of us beginning September 25, 2006.

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

Set forth in the tables below are financial and operating data for us and our predecessor, Hiland Partners GP, LLC for the periods indicated.

	Three Months Ended September 30,
	2007	2006
			Hiland
	Hiland	Hiland	Partners
	Holdings	Holdings	GP, LLC
	GP, LP	GP, LP (4)	(Predecessor) (5)	Total (6)
	(in thousands)
Total Segment Margin Data:
Midstream revenues	$66,431	$3,656	$52,406	$56,062
Midstream purchases	45,789	2,583	37,026	39,609
Midstream segment margin	20,642	1,073	15,380	16,453
Compression revenues (1)	1,205	79	1,126	1,205
Total segment margin (2)	$21,847	$1,152	$16,506	$17,658

Summary of Operations Data:
Midstream revenues	$66,431	$3,656	$52,406	$56,062
Compression revenues	1,205	79	1,126	1,205
Total revenues	67,636	3,735	53,532	57,267

Midstream purchases (exclusive of items shown separately below)	45,789	2,583	37,026	39,609
Operations and maintenance	6,157	298	4,271	4,569
Depreciation, amortization and accretion	7,870	427	6,035	6,462
General and administrative	2,054	105	1,292	1,397
Total operating costs and expenses	61,870	3,413	48,624	52,037
Operating income	5,766	322	4,908	5,230
Other income (expense)	(3,164)	(119)	(2,370)	(2,489)
Income before minority interest in income of Hiland Partners	2,602	203	2,538	2,741
Minority interest in income of Hiland Partners	(867)	(72)	(2,693)	(2,765)
Net income (loss)	$1,735	$131	$(155)	$(24)

Hiland Partners operating data:
Inlet natural gas (MCF/d)	219,544			203.721
Natural gas sales (MMBTU/d)	84,281			69,563
NGL sales (Bbls/d)	4,721			3,239
Natural gas gathered (MMBtu/d) (3)	124,121			129,168

	Nine Months Ended September 30,
	2007	2006
			Hiland
	Hiland	Hiland	Partners
	Holdings	Holdings	GP, LLC
	GP, LP	GP, LP (4)	(Predecessor) (5)	Total (6)
	(in thousands)
Total Segment Margin Data:
Midstream revenues	$191,691	$10,422	$149,378	$159,800
Midstream purchases	137,320	7,693	110,272	117,965
Midstream segment margin	54,371	2,729	39,106	41,835
Compression revenues (1)	3,615	236	3,379	3,615
Total segment margin (2)	$57,986	$2,965	$42,485	$45,450

Summary of Operations Data:
Midstream revenues	$191,691	$10,422	$149,378	$159,800
Compression revenues	3,615	236	3,379	3,615
Total revenues	195,306	10,658	152,757	163,415

Midstream purchases (exclusive of items shown separately below)	137,320	7,693	110,272	117,965
Operations and maintenance	16,108	727	10,413	11,140
Depreciation, amortization and accretion	22,222	1,054	15,202	16,256
General and administrative	6,383	253	3,442	3,695
Total operating costs and expenses	182,033	9,727	139,329	149,056
Operating income	13,273	931	13,428	14,359
Other income (expense)	(7,570)	(247)	(4,583)	(4,830)
Income before minority interest in income of Hiland Partners	5,703	684	8,845	9,529
Minority interest in income of Hiland Partners	(2,080)	(553)	(8,438)	(8,991)
Net income	$3,623	$131	$407	$538

Hiland Partners operating data:
Inlet natural gas (MCF/d)	210,878			143,112
Natural gas sales (MMBTU/d)	78,998			64,796
NGL sales (Bbls/d)	4,340			3,256
Natural gas gathered (MMBtu/d) (3)	124,486			72,657

(1)       Compression revenues and compression segment margin are the same. There are no compression purchases associated with the compression segment.

(2)       Reconciliation of total segment margin to operating income:

	Three Months Ended September 30,
	2007	2006
			Hiland
	Hiland	Hiland	Partners
	Holdings	Holdings	GP, LLC
	GP, LP	GP, LP (4)	(Predecessor) (5)	Total (6)
	(in thousands)
Reconciliation of Total Segment Margin to Operating Income
Operating income	$5,766	$322	$4,908	$5,230
Add:
Operations and maintenance expenses	6,157	298	4,271	4,569
Depreciation, amortization and accretion	7,870	427	6,035	6,462
General and administrative expenses	2,054	105	1,292	1,397
Total segment margin	$21,847	$1,152	$16,506	$17,658

	Nine Months Ended September 30,
	2007	2006
			Hiland
	Hiland	Hiland	Partners
	Holdings	Holdings	GP, LLC
	GP, LP	GP, LP (4)	(Predecessor) (5)	Total (6)
	(in thousands)
Reconciliation of Total Segment Margin to Operating Income
Operating income	$13,273	$931	$13,428	$14,359
Add:
Operations and maintenance expenses	16,108	727	10,413	11,140
Depreciation, amortization and accretion	22,222	1,054	15,202	16,256
General and administrative expenses	6,383	253	3,442	3,695
Total segment margin	$57,986	$2,965	$42,485	$45,450

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

(4)  Amounts presented in the Hiland Holdings GP, LP column include only the consolidated operations beginning on September 25, 2006.  These amounts include the contribution of assets and member interest from Hiland Partners GP, LLC at the completion of our initial public offering.

(5)  Amounts presented in the Hiland Partners GP, LLC Predecessor columns include only the consolidated operations for the period beginning February 15, 2005 to September 25, 2006.

(6)  Total income and expense items included in our Consolidated Statements of Operations and our predecessor are included in this Form 10-Q for the stated period.

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006

Revenues.  Total revenues (midstream and compression) were $67.6 million for the three months ended September 30, 2007 compared to $57.3 million for the three months ended September 30, 2006, an increase of $10.3 million, or 18.1%.  This $10.3 million increase was due to increased natural gas sales volumes of 14,718 MMBtu/day (MMBtu per day) and increased NGL sales volumes of 1,482 Bbls/day (Bbls per day) primarily related to natural gas and NGL sales at the new Woodford Shale gathering system and increased natural gas and NGL volumes at the existing Bakken, Badlands and Eagle Chief gathering systems. The increase in revenues is also attributable to 6.4% higher realized NGL prices but is offset by 13.0% lower natural gas prices during the three months ended September 30, 2007 compared to the same period in 2006. Revenues from compression assets were the same for both periods.

Midstream revenues were $66.4 million for the three months ended September 30, 2007 compared to $56.1 million for the three months ended September 30, 2006, a net increase of $10.3 million, or 18.5%. Of the $10.3 million increase, $15.5 million was primarily attributable to revenues from natural gas and NGL sales volumes at the new Woodford Shale gathering system and increased natural gas and NGL sales volumes at the Bakken, Badlands and Eagle Chief gathering systems. Increased NGL prices accounted for another $1.4 million increase in revenues during the three months ended September 30, 2007 compared to the same period in 2006. These increases were offset by $6.6 million in lower natural gas prices during the three months ended September 30, 2007 compared to the same period in 2006. The Woodford Shale gathering system, which began production in late April, 2007, accounted for 49.4% of the $10.3 million increase contributing $5.1 million to midstream revenues.

Inlet natural gas volumes were 219,544 MCF/d for the three months ended September 30, 2007 compared to 203,721 MCF/d for the three months ended September 30, 2006, an increase of 15,823 MCF/d, or 7.8%.  Of the 15,823 MCF/d increase, 7,704 MCF/d was attributable to the new Woodford gathering system and the remaining 8,119 MCF/d was primarily attributable to increased inlet MCF/d at the Eagle Chief, Bakken and Badlands gathering systems. Badlands increase in inlet MCF/d represented 3,807 MCF/d, or 24.1% of the 15,823 MCF/d increase for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Natural gas sales volumes were 84,281 MMBtu/d for the three months ended September 30, 2007 compared to 69,563

MMBtu/d for the three months ended September 30, 2006, an increase of 14,718 MMBtu/d, or 21.2%.  Of the 14,718 MMBtu/d increase, 6,275, or 42.6% was attributable to natural gas volumes at the new Woodford Shale gathering system. The increase in natural gas sales volumes was also attributable to increased volumes at both the Bakken and Eagle Chief gathering systems, which combined contributed 8,483 MMBtu/d. NGL sales volumes were 4,721 Bbls/d for the three months ended September 30, 2007 compared to 3,239 Bbls/d for the three months ended September 30, 2006, an increase of 1,482 Bbls/d, or 45.8%.  The new Woodford Shale gathering system contributed 577 Bbls/d and represented 38.9% of the increase in NGL sales volumes and increased NGL sales volumes of 743 Bbls/d at the Bakken, Badlands and Eagle Chief gathering systems represented 50.1% of the increase in NGL sales volumes.

The average realized natural gas sales prices were $5.20 per MMBtu for the three months ended September 30, 2007 compared to $5.98 per MMBtu for the three months ended September 30, 2006, a decrease of $0.78 per MMBtu, or 13.0%.  Average realized NGL sales prices were $1.16 per gallon for the three months ended September 30, 2007 compared to $1.09 per gallon for the three months ended September 30, 2006, an increase of $0.07 per gallon or 6.4%.  The change in average realized natural gas sales prices was primarily a result of lower natural gas prices due to a softening of supply and demand fundamentals causing natural gas prices to fall during the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The lower natural gas prices experienced in the indicated period was partially offset by higher NGL index prices due to a tightening of supply and demand fundamentals for energy, which caused crude oil prices to rise during the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Net cash received from a counterparty on cash flow swap contracts for natural gas derivative transactions that closed during each of the three months ended September 30, 2007 and 2006 was $1.4 million. These receipts increased average realized natural gas sales prices by $0.20 per MMBtu in 2007 and by $0.22 per MMBtu in 2006. Cash paid to the counterparty on cash flow swap contracts for NGL derivative transactions that closed during the three months ended September 30, 2007 was $0.6 million. These payments decreased average realized natural gas sales prices by $0.02 per gallon in 2007. NGL derivative transactions during the three months ended September 30, 2006 were insignificant.

Fees earned from 124,121 MMBtu/d of natural gas gathered, in which title is not taken to the gas, related to the Kinta Area gathering assets acquired on May 1, 2006 were $2.9 million for the three months ended September 30, 2007. Similar fees earned for the three months ended September 2006 from 129,168 MMBtu/d of natural gas gathered was $2.7 million. The increase of $0.2 million in fees earned during the three months ended September 30, 2007 as compared to the three months ended September 2006 was attributable to treating fees earned from the four amine treating facilities installed in early 2007 offset by a 5,047 MMBtu/d reduction in volumes gathered.

Our compression revenues were $1.2 million for the each of the three months ended September 30, 2007 and 2006.

Midstream Purchases.  Midstream purchases were $45.8 million for the three months ended September 30, 2007 compared to $39.6 million for the three months ended September 30, 2006, an increase of $6.2 million, or 15.6%.  The $6.2 million increase consisted of $3.9 million related to purchased natural gas volumes from the new Woodford Shale gathering system and $2.5 million attributable to increased purchased residue gas volumes at the Eagle Chief gathering system. The increase in volumes was offset by reduced payments to producers due primarily to lower natural gas purchase prices, which generally are closely related to fluctuations in natural gas sales prices.

Operations and Maintenance.  Operations and maintenance expense totaled $6.2 million for the three months ended September 30, 2007 compared with $4.6 million for the three months ended September 30, 2006, an increase of $1.6 million, or 34.8%. Of this increase, $0.7 million, or 41.8% was attributable to operations and maintenance at the Badlands gathering system largely due to compressor rentals and other related costs associated with the expansion project. The increase in operations and maintenance is also attributable to the new Woodford Shale gathering system which accounted for $0.3 million, or 19.7%, of the increase and operations and maintenance at the Kinta Area gathering system, which accounted for $0.3 million, or 16.1% of the increase.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expense totaled $7.9 million for the three months ended September 30, 2007 compared with $6.5 million for the three months ended September 30, 2006, an increase of $1.4 million, or 21.8%.  Of this increase, $0.5 million, or 34.9% was attributable to our Bakken gathering system related to our fractionation facility, rail terminal and pipeline constructed in 2007 and $0.3 million, or 23.9% was attributable to the nitrogen rejection and related facilities at our Badlands gathering system, which was placed in service in late August 2007. The increase is also attributable to additional depreciation of $0.2 million, or 12.6%, at our Kinta Area gathering system primarily related to the amine treating facilities which became operational in early 2007.

General and Administrative.  Our general and administrative expense totaled $2.1 million for the three months ended September 30, 2007 compared with $1.4 million for the three months ended September 30, 2006, an increase of $0.7 million, or 47.0%.  The increase is primarily attributable to acquisition evaluation expenses and increased salaries and additional staffing, as well as, the expense relating to the recalculated fair value of the Class B common units. The increase is also attributable to the costs of being a new public company, including the costs of audit and tax preparation fees.

Other Income (Expense). Our other income (expense) totaled ($3.1) million for the three months ended September 30, 2007 compared with ($2.5) million for the three months ended September 30, 2006, an increase in expense of $0.7 million.  The increase is attributable to interest expense from borrowings on Hiland Partners credit facility for internal plant and pipeline expansion projects primarily at the Woodford Shale, Badlands and Bakken gathering systems.

Minority Interest.   Minority interest in income of Hiland Partners, which represents the allocation of Hiland Partners earnings to its limited partner interests not owned by Hiland Holdings, totaled $0.9 million for the three months ended September 30, 2007 compared to $2.8 million for the three months ended September 30, 2006. This $1.9 million decrease is attributable to the increase in ownership of Hiland Partners. As of  September 30, 2007 Hiland Holdings’ aggregate ownership interest in Hiland Partners consisted of the 2% general partner interest; 100% of the incentive distribution rights; and 1,301,471 common units and 4,080,000 subordinated units of Hiland Partners, representing a 57.8% limited partner interest in Hiland Partners as compared to September 30, 2006, at which time Hiland Partners GP, LLC’s aggregate ownership interest in Hiland Partners consisted of the 2% general partner interest in Hiland Partners, 100% of the incentive distribution rights, and 761,714 common units of Hiland Partners, representing a 8.2% limited partner interest in Hiland Partners.

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

Revenues.  Total revenues (midstream and compression) were $195.3 million for the nine months ended September 30, 2007 compared to $163.4 million for the nine months ended September 30, 2006, an increase of $31.9 million, or 19.5%.  This $31.9 million increase was due to increased natural gas sales volumes of 14,202 MMBtu/day related to the new Woodford Shale gathering system and the acquisition of the Kinta Area gathering assets effective May 1, 2006, increased NGL sales volumes of 1,084 Bbls/day largely attributable to the new Woodford Shale, Bakken, Badlands and Eagle Chief gathering systems and increased average realized NGL sales prices partially offset by lower average realized natural gas sales prices in 2007 as compared to the same period in 2006. Revenues from compression assets were the same for both periods.

Midstream revenues were $191.7 million for the nine months ended September 30, 2007 compared to $159.8 million for the nine months ended September 30, 2006, a net increase of $31.9 million, or 20.0%. Of this net increase in midstream revenues, approximately $44.6 million was attributable to revenues from natural gas sales volumes and gathering fee volumes related to the Kinta Area gathering assets acquisition effective May 1, 2006 and increased natural gas and NGL sales volumes at the Bakken, Badlands, Eagle Chief and Woodford Shale gathering systems. The $44.6 million increase attributable to increased natural gas, NGL and gathering fee volumes was reduced by $12.7 million due to lower average realized natural gas sales prices. The Woodford Shale gathering system, which began production in late April, 2007, accounted for 13.4% of the $31.9 million increase contributing $6.4 million to midstream revenues.

Inlet natural gas volumes were 210,878 MCF/d for the nine months ended September 30, 2007 compared to 143,112 MCF/d for the nine months ended September 30, 2006, an increase of 67,766 MCF/d, or 47.4%.  Of the 67,766 MCF/d increase, 57,323 MCF/d, or 84.6% was attributable to inlet MCF/d at the Kinta Area gathering system acquired effective May 1, 2006 and the remaining 10,443 MCF/d was primarily attributable to increased inlet MCF/d at the Woodford Shale, Eagle Chief, Bakken and Badlands gathering systems. Natural gas sales volumes were 78,998 MMBtu/d for the nine months ended September 30, 2007 compared to 64,796 MMBtu/d for the nine months ended September 30, 2006, an increase of 14,202 MMBtu/d, or 21.9%.  Of the 14,202 MMBtu/d increase, 6,999, or 49.3% was attributable to the natural gas volumes as a result of the Kinta gathering system acquisition effective May 1, 2006. The increase in natural gas sales volumes was also attributable to increased volumes at both the Bakken and Eagle Chief gathering systems and the new Woodford Shale gathering system, which contributed 2,569 MMBtu/d to the increase in natural gas sales volumes. Our NGL sales volumes were 4,340 Bbls/d for the nine months ended September 30, 2007 compared to 3,256 Bbls/d for the nine months ended September 30, 2006, an increase of 1,084 Bbls/d, or 33.3%.  Of the 1,084 Bbls/d increase, 1,045 Bbls/d, or 96.4% was attributable to increased NGL sales volumes at the Bakken, Eagle Chief, Badlands and Woodford Shale gathering systems.

Average realized natural gas sales prices were $5.78 per MMBtu for the nine months ended September 30, 2007 compared to $6.30 per MMBtu for the nine months ended September 30, 2006, a decrease of $0.52 per MMBtu, or 8.3%.  In addition, average realized NGL sales prices were $1.07 per gallon for the nine months ended September 30, 2007 compared to $1.06 per gallon for the nine months ended September 30, 2006, an increase of $0.01 per gallon or 0.9%.  The change in average realized natural gas sales prices was primarily a result of lower index prices due to a softening of supply and demand fundamentals for energy, which caused natural gas prices to fall during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Net cash received from a counterparty on cash flow swap contracts that began on May 1, 2006 for natural gas derivative transactions that closed during the nine months ended September 30, 2007 and 2006 was $3.4 million and $2.4 million, respectively. These receipts increased average realized natural gas sales prices by $0.16 per MMBtu in 2007 and by $0.14 per MMBtu in 2006. Cash paid to the counterparty on cash flow swap contracts that began on September 1, 2006 for NGL derivative transactions that closed during the nine months ended September 30, 2007 was $1.1 million. These payments decreased average realized natural gas sales prices by $0.02 per gallon in 2007. Closed NGL derivative transactions during the nine months ended September 30, 2006 were insignificant.

Fees earned from 124,486 MMBtu/d of natural gas gathered, in which title is not taken to the gas, related to the Kinta Area gathering assets acquired on May 1, 2006 was $8.4 million for the nine months ended September 30, 2007. Similar fees earned from May through September 2006 averaging 129,644 MMBtu/d of natural gas gathered was $4.5 million. The increase of $3.9 million in fees earned was primarily due to nine months of operations in 2007 as compared to five months of operations in 2006, and partially attributable to treating fees earned related to the four amine treating facilities installed in early 2007. Gathering fees earned during the nine months ended September 2007 as compared to the same period in 2006 were offset by the effect of a 5,158 MMBtu/d reduction in volumes gathered.

Our compression revenues were $3.6 million for the each of the nine months ended September 30, 2007 and 2006.

Midstream Purchases.  Midstream purchases were $137.3 million for the nine months ended September 30, 2007 compared to $118.0 million for the nine months ended September 30, 2006, an increase of $19.3 million, or 16.4%.  The $19.3 million increase primarily consists of $9.7 million, or 50.1%, attributable to purchased natural gas from the Kinta Area gathering assets. The new Woodford Shale gathering system accounted for $5.1 million, or 26.2%, of the increase in midstream purchases. The remaining increase in midstream purchases was attributable to increased purchased natural gas volumes at the Bakken and Eagle Chief gathering systems. The increase in volumes was offset by reduced payments to producers due primarily to lower natural gas purchase prices, which generally are closely related to fluctuations in natural gas sales prices.

Operations and Maintenance.  Our operations and maintenance expense totaled $16.1 million for the nine months ended September 30, 2007 compared with $11.1 million for the nine months ended September 30, 2006, an increase of $5.0 million, or 44.6%. Of this increase, $2.9 million, or 53.1% was attributable to operations and maintenance at the Kinta Area gathering system. Operations and maintenance expense increased by $1.3 million at the Badlands gathering facility largely due to compressor rentals and other related costs associated with our expansion project.

Depreciation, Amortization and Accretion.  Our depreciation, amortization and accretion expense totaled $22.2 million for the nine months ended September 30, 2007 compared with $16.3 million for the nine months ended September 30, 2006, an increase of $5.9 million, or 36.7%.  Of this increase, $2.9 million, or 53.1% was attributable to depreciation and amortization on the Kinta Area gathering system. The increase is also attributable to additional depreciation of $1.2 million, or 21.2% at the Bakken gathering system and $0.5 million, or 9.6% at the Badlands gathering system.

General and Administrative.  Our general and administrative expense totaled $6.4 million for the nine months ended September 30, 2007 compared with $3.7 million for the nine months ended September 30, 2006, an increase of $2.7 million, or 72.7%.  The increase is primarily attributable to acquisition evaluation expenses and increased salaries and additional staffing, including costs to recruit the new CEO, as well as, the expense relating to the recalculated fair value of the Class B common units. The increase is also attributable to the costs of being a new public company, including the costs of audit and tax preparation fees

Other Income (Expense). Our other income (expense) totaled ($7.6) million for the nine months ended September 30, 2007 compared with ($4.8) million for the nine months ended September 30, 2006, an increase in expense of $2.7 million.  The increase is primarily attributable to additional interest expense from borrowings on Hiland Partners credit facility for the acquisition of the Kinta Area gathering assets effective May 1, 2006 and to interest expense for internal plant and pipeline expansion projects primarily at the Woodford Shale, Badlands and Bakken gathering systems.

Minority Interest.   Minority interest in income of Hiland Partners, which represents the allocation of Hiland Partners earnings to its limited partner interests not owned by Hiland Holdings, totaled $2.1 million for the nine months ended September 30, 2007 compared to $9.0 million for the nine months ended September 30, 2006. This $6.9 million decrease is attributable to the increase in ownership of Hiland Partners. As of September 30, 2007 Hiland Holdings’ aggregate ownership interest in Hiland Partners consisted of the 2% general partner interest; 100% of the incentive distribution rights; and 1,301,471 common units and 4,080,000 subordinated units of Hiland Partners, representing a 57.8% limited partner interest in Hiland Partners as compared to September 30, 2006, at which time Hiland Partners GP, LLC’s aggregate ownership interest in Hiland Partners consisted of the 2% general partner interest in Hiland Partners, 100% of the incentive distribution rights, and 761,714 common units of Hiland Partners, representing a 8.2% limited partner interest in Hiland Partners

LIQUIDITY AND CAPITAL RESOURCES

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

Cash Flows from Operating Activities

 Cash flows from operating activities decreased by $2.2 million to $28.2 million for the nine months ended September 30, 2007 from $30.4 million for the nine months ended September 30, 2006. During the nine months ended September 30, 2007 we received cash flows from customers of approximately $196.1 million, had cash payments to our suppliers and employees of approximately $160.4 million and payment of interest expense of $7.5 million, net of amounts capitalized, resulting in cash received from our operating activities of $28.2 million. During the same nine month period in 2006, we received cash flows from customers of approximately $168.1 million, had cash payments to our suppliers and employees of approximately $134.4 million and payment of interest expense of $4.6 million, net of amounts capitalized, resulting in cash received from our operating activities of $30.4 million. Changes in cash receipts and payments are primarily due to the timing of collections at the end of the reporting periods. We collect and pay large receivables and payables at the end of each calendar month. The timing of these payments and receipts may vary by a day or two between month-end periods and cause fluctuations in cash received or paid. Natural gas volumes from the Kinta Area gathering assets acquired effective May 1, 2006, natural gas and NGL volumes from the new Woodford Shale gathering system and increased natural gas and NGL volumes from the Bakken, Badlands and Eagle Chief gathering systems, offset by lower natural gas sales prices contributed to slight increases in accounts receivable and accrued midstream revenues and increases in accounts payable and accrued midstream purchases during the nine months ended September 30, 2007. Working capital items, exclusive of cash, used $0.6 million in cash flows from operating activities and contributed $4.1 million to cash flows from operating activities during the nine months ended September 30, 2007 and 2006, respectively. Net income for the nine months ended September 30, 2007 was $3.6 million, an increase of $3.0 million from a net income of $0.5 million for the nine months ended September 30, 2006.  Depreciation, amortization and accretion increased by $5.9 million to $22.1 million for the nine months ended September 30, 2007 from $16.2 million for the nine months indeed September 30, 2006.

Cash Flows Used for Investing Activities

Cash flows used for investing activities representing investments in property and equipment, excluding $96.4 million used for the Kinta Area acquisition on May 1, 2006, increased by $14.0 million to $61.9 million for the nine months ended September 30, 2007 from $47.9 million for the nine months ended September 30, 2006. This $14.0 million increase is largely attributable to cash invested at the new Woodford Shale gathering system, the Badlands expansion project and continued growth at the Bakken gathering system.

Cash Flows from Financing Activities

Cash flows from financing activities decreased by $86.5 million to $32.1 million for the nine months ended September 30, 2007 from $118.6 million for the nine months ended September 30, 2006. During the nine months ended September 30, 2007, Hiland Partners borrowed $54.0 million under its credit facility to fund its internal expansion projects and received $1.0 million from issuing Hiland Partners common units as a result of the exercise of 42,362 vested unit options. During the nine months ended September 30, 2007, we made a distribution of $13.7 million to our unitholders and Hiland Partners distributed $8.5 million to its minority interest unitholders, Hiland Partners incurred offering costs of $0.2 million associated with its S-3/A registration statement filed with the SEC on January 23, 2007 and paid debt issuance costs of $0.5 million associated with its amended credit facility and paid down its capital lease obligation by $0.2 million. During the nine months ended September 30, 2006, we completed our initial public offering of 8,050,000 common units on September 25, 2006, receiving net proceeds of $139.6 million. The proceeds from the public offering were used to repay approximately $1.8 million in offering costs, $35.0 million of outstanding debt of the HLND, GP, plus accrued interest of approximately $1.0 million, and distributed to the Contributing Parties as follows: (1) $57.5 million to Mr. Hamm, (2) $24.1 million to the Harold Hamm DST Trust, (3) $16.1 million to the Harold Hamm HJ Trust, (4) $2.9 million to Randy Moeder and (5) $1.2 million to Ken Maples. During the nine months ended September 30, 2006, Hiland Partners borrowed $100.3 million under its credit facility to partially fund the Kinta Area gathering assets acquisition on May 1, 2006 and to fund its internal expansion projects at Badlands and Bakken. On May 1, 2006, Hiland Partners GP, LLC borrowed $35.0 million to purchase 761,714 common units and 15,545 general partner units of Hiland Partners, which was used by Hiland Partners to complete the Kinta Area gathering assets acquisition on the same day. During the nine months ended September 30, 2006, we incurred $0.4 million of debt issuance costs and Hiland Partners incurred $0.9 million. Hiland Partners GP, LLC’s members contributed $0.5 million as a capital contribution. Hiland Partners received $1.0 million from issuing Hiland Partners common units as a result of the exercise of 47,533 vested unit options. Hiland Partners distributed $16.5 million to minority interest unitholders, and Hiland Partners GP, LLC distributed $1.8 million to its members.

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

Internal Expansion Projects

During the second quarter 2007, Hiland Partners connected its first well related to the agreement with Continental Resources, Inc. to construct and operate gathering pipelines and related facilities associated with the development of acreage owned by Continental Resources, Inc. in the Woodford Shale Play in the Arkoma Basin of southeastern Oklahoma. The gathering system is being designed to provide low-pressure and highly reliable gathering, compression, dehydration, and processing services. When completed, the gathering infrastructure is expected to include more than 15,500 horsepower of compression to provide takeaway capacity in excess of 40,000 Mcf/d. As of September 30, 2007, Hiland Partners has invested $15.1 million in the expansion project.

During the third quarter 2007, Hiland Partners completed the expansion of its Badlands gathering system, the associated field gathering infrastructure and processing plant, which included the completion of a 40,000 Mcf/d nitrogen rejection plant. As a result, gathering pipelines, processing plant, treating facility and fractionation facility throughput capacities have increased significantly.

During the third quarter 2007, Hiland Partners completed the expansion of the existing NGL fractionation facility at the Bakken processing plant enabling it to fractionate increased NGL volumes from both the Bakken processing plant and the Badlands processing plant. Additionally, during the second quarter 2007 construction was completed on a rail terminal which allows transportation of NGL volumes not only by truck, but also by rail, thereby penetrating additional sales markets. The pipeline to the rail terminal was completed early in the third quarter 2007.

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

The following table provides information about these financial derivative instruments entered into as of September 30, 2007 for the periods indicated:

Description and Production Period	Volume	Average Fixed Price	Fair Value Asset (Liability)

Natural Gas—Sold Fixed for Floating Price Swaps

	(MMBtu)	(per MMBtu)
October 2007 – September 2008	1,890,000	$7.88	$4,144
October 2008 – December 2008	495,000	7.84	485
January 2009 - December 2009	1,068,000	$7.06	186
			$4,815

Natural Gas - Sold Open for Floating Price Swaps

	(MMBtu)	(per MMBtu)
January 2009 - December 2009	1,068,000	$7.35	$485

Natural Gas—Buy Fixed for Floating Price Swaps

	(MMBtu)	(per MMBtu)
October 2007 – September 2008	859,986	$7.48	$(963)
October 2008 – December 2008	180,288	6.93	21
			(942)

Natural Gas Liquids–Sold Fixed for Floating Price Swaps

	(Bbls)	(per Gallon)
October 2007 – September 2008	441,768	$1.29	(2,697)
October 2008 – December 2008	110,442	$1.31	(347)
			$(3,044)

On July 16, 2007, Hiland Partners entered into NGL cash flow swaps adding to Hiland Partners hedges for forecasted NGL sales through calendar year 2008. Under the swap agreements Hiland Partners pays its counterparty floating index prices and receives fixed prices of $1.35 per gallon on 24,093 Bbls/month during August 2007 through December 2007 and $1.31 per gallon on 33,634 Bbls/month during calendar year 2008.

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

In addition to the derivative instruments noted above, Hiland Partners has executed various natural gas fixed price physical forward sales contracts on approximately 115,000 MMBtu per month for the remainder of 2007 and 100,000 MMBtu per month for 2008 with fixed prices ranging from $4.49 to $9.13 per MMBtu in 2007 and $8.43 per MMBtu in 2008. These contracts have been designated as normal sales under SFAS No. 133 and are therefore not marked to market as derivatives. A summary of our fixed price physical forward sales contracts is presented in the table below:

		Average
		Fixed Price
Production Period	(MMBtu)	(per MMBtu)

October 2007 – September 2008	1,245,000	$8.01
October 2008 – December 2008	300,000	$8.43

Off-Balance Sheet Arrangements.

We had no significant off-balance sheet arrangements as of September 30, 2007.

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

Loans under the facility will bear interest, at our option, at either (i) an alternate base rate plus an applicable margin ranging from 100 to 150 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 200 to 250 basis points per annum in each case based on our ratio of consolidated funded debt to EBITDA. The alternate base rate is equal to the greatest of (a) the prime rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the federal funds effective rate in effect on such day plus 1/2 of 1%. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the facility at a percentage per annum equal to 2.0%. A commitment fee ranging from 25 to 50 basis points per annum based on our ratio of consolidated funded debt to EBITDA will be payable on the average daily unused portion of the facility for the quarter most recently ended. At September 30, 2007, the interest rate on outstanding borrowings from our credit facility was 7.80%.

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

As of September 30, 2007, we had $0.4 million outstanding under this credit facility and were in compliance with our financial covenants.

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

Hiland Partners

On July 13, 2007, Hiland Partners entered into a third amendment to its credit facility dated as of February 15, 2005. Pursuant to the third amendment, Hiland Partners may, among other things, increase its borrowing base from $200 million to $250 million and decrease the accordion feature in the facility from $150 million to $100 million.

The third amendment increased Hiland Partners’ borrowing capacity under its senior secured revolving credit facility to $250 million such that the facility now consists of a $241 million senior secured revolving credit facility to be used for funding acquisitions and other capital expenditures, issuance of letters of credit and general corporate purposes (the “Acquisition Facility”) and a $9.0 million senior secured revolving credit facility to be used for working capital and to fund distribution (the “Working Capital Facility”).

In addition, the third amendment provides for an accordion feature, which permits Hiland Partners, if certain conditions are met, to increase the size of the Acquisition Facility by up to $100 million and allows for the issuance of letters of credit of up to $15 million in the aggregate.  The senior secured revolving credit facility also requires Hiland Partners to meet certain financial tests, including a maximum consolidated funded debt to EBITDA ratio of 4.0:1.0 as of the last day of any fiscal quarter; provided that in the event that the Partnership makes certain permitted acquisitions or capital expenditures, this ratio may be increased to 4.75:1.0 for the three fiscal quarters following the quarter in which such acquisition or capital expenditure occurs; and a minimum interest coverage ratio of 3.0:1.0.

Hiland Partners’ obligations under the credit facility are secured by substantially all of its assets and guaranteed by Hiland Partners, and all of its subsidiaries, other than Hiland Operating, LLC its operating company, which is the borrower under the credit facility.

Indebtedness under the credit facility will bear interest, at Hiland Partners’ option, at either (i) an alternate base rate plus an applicable margin ranging from 50 to 125 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 150 to 225 basis points per annum based on our ratio of consolidated funded debt to EBITDA. The Alternate Base Rate is a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the Federal Funds effective rate in effect on such day plus ½ of 1%. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 1.0%. An unused commitment fee ranging from 25 to 50 basis points per annum based on our ratio of consolidated funded debt to EBITDA will be payable on the unused portion of the credit facility. During any step-up period, the applicable margin with respect to loans under the credit facility will be increased by 35 basis points per annum and the unused commitment fee will be increased by 12.5 basis points per annum. At September 30, 2007, the interest rate on outstanding borrowings from Hiland Partners’ credit facility was 7.75%.

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

As of September 30, 2007, Hiland Partners had $201.1 million outstanding under this credit facility and was in compliance with its financial covenants.

Impact of Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the periods presented.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We believe we will not choose to measure any eligible financial assets and liabilities at fair value.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.”  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) such as fair value hierarchy used to classify the source of information used in fair value measurements (i.e., market based or non-market based) and expands disclosure about fair value measurements based on their level in the hierarchy. SFAS No. 157 applies to derivatives and other financial instruments, which Statement 133, Accounting for Derivative Instruments and Hedging Activities , as amended, requires be measured at fair value at initial recognition and for all subsequent periods. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We will apply the provisions of SFAS No. 157 prospectively in our first interim period in the fiscal year beginning on January 1, 2008, and we do not expect a change in our methodologies of fair value measurements.

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

Impairment of Long-Lived Assets.   In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate our long-lived assets, including intangible assets, of identifiable business activities for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on management’s estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value. For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is re-determined when related events or circumstances change.

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

Commodity Price Risks.   Our profitability is affected by volatility in prevailing NGL and natural gas prices. Historically, changes in the prices of most NGL products have generally correlated with changes in the price of crude oil. NGL and natural gas prices are volatile and are impacted by changes in the supply and demand for NGLs and natural gas, as well as market uncertainty. Our cash flow is affected by the volatility of natural gas and NGL product prices, which could adversely affect our ability to make distributions to unitholders. To illustrate the impact of changes in prices for natural gas and NGLs on our operating results, we have provided below a matrix that reflects, for the nine months ended September 30, 2007, the impact on our gross margin of a $0.01 per gallon change (increase or decrease) in NGL prices coupled with a $0.10 per MMBtu change (increase or decrease) in the price of natural gas. The magnitude of the impact on total segment margin of changes in natural gas and NGL prices presented may not be representative of the magnitude of the impact on total segment margin for different commodity prices or contract portfolios. Natural gas prices can also affect our profitability indirectly by influencing the level of drilling activity and related opportunities for our services.

	Natural Gas Price Change ($ /MMBtu)
		$0.10	$(0.10)
NGL Price	$0.01	$461,000	$109,000
Change ($/gal)	$(0.01)	$(111,000)	$(464,000)

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

Description and Production Period	Volume	Average Fixed Price	Fair Value Asset (Liability)

Natural Gas—Sold Fixed for Floating Price Swaps

	(MMBtu)	(per MMBtu)
October 2007 – September 2008	1,890,000	$7.88	$4,144
October 2008 – December 2008	495,000	7.84	485
January 2009 - December 2009	1,068,000	$7.06	186
			$4,815

Natural Gas - Sold Open for Floating Price Swaps

	(MMBtu)	(per MMBtu)
January 2009 - December 2009	1,068,000	$7.35	$485

Natural Gas—Buy Fixed for Floating Price Swaps

	(MMBtu)	(per MMBtu)
October 2007 – September 2008	859,986	$7.48	$(963)
October 2008 – December 2008	180,288	6.93	21
			(942)

Natural Gas Liquids—Sold Fixed for Floating Price Swaps

	(Bbls)	(per Gallon)
October 2007 – September 2008	441,768	$1.29	(2,697)
October 2008 – December 2008	110,442	$1.31	(347)
			$(3,044)

On July 16, 2007, Hiland Partners entered into NGL cash flow swaps adding to Hiland Partners’ hedges for forecasted NGL sales through calendar year 2008. Under the swap agreements Hiland Partners pays its counterparty floating index prices and receives fixed prices of $1.35 per gallon on 24,093 Bbls/month during August 2007 through December 2007 and $1.31 per gallon on 33,634 Bbls/month during calendar year 2008.

On July 16, 2007, Hiland Partners also entered into natural gas cash flow swaps adding to Hiland Partners’ hedges for forecasted natural gas purchases through calendar year 2008.  Under the swap agreement Hiland Partners receives floating index prices and pays its counterparty fixed prices of $5.56 per MMBtu on 33,235 MMBtu/month during August 2007 through December 2007 and $6.97 per MMBtu on 53,381 MMBtu/month during calendar year 2008.

In addition to the derivative instruments noted above, Hiland Partners has executed various natural gas fixed price physical forward sales contracts on approximately 115,000 MMBtu per month for the remainder of 2007 and 100,000 MMBtu per month for 2008 with fixed prices ranging from $4.49 to $9.13 per MMBtu in 2007 and $8.43 per MMBtu in 2008. These contracts have been designated as normal sales under SFAS No. 133 and are therefore not marked to market as derivatives. A summary of our fixed price physical forward sales contracts is

		Average
		Fixed Price
Production Period	(MMBtu)	(per MMBtu)

October 2007 - September 2008	1,245,000	$8.01
October 2008 - December 2008	300,000	$8.43

Interest Rate Risk.   We are exposed to changes in interest rates as a result of our credit facilities, which have floating interest rates. As of September 30, 2007, we had approximately $0.4 million of indebtedness outstanding under our credit facility which was used to finance the costs related to the closing of our $25.0 million secured revolving credit facility. As of September 30, 2007, Hiland Partners had approximately $201.1 million of indebtedness outstanding under its credit facility. The impact of a 100 basis point increase or decrease in interest rates on the amount of Hiland Partners’ debt would result in an increase or decrease in interest expense and a corresponding decrease or increase in net income of approximately $2.0 million annually.

Credit Risk.   Counterparties pursuant to the terms of their contractual obligations expose us to potential losses as a result of nonperformance. Hiland Partners’ four largest customers for the nine months ended September 30, 2007 accounted for approximately 19%, 15%, 11% and 9%, respectively, of revenues. Consequently, changes within one or more of these companies’ operations have the potential to impact, both positively and negatively, our credit exposure. Our counterparty for all of our derivative instruments as of September 30, 2007 is BP Energy Company.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, under the supervision of and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2007 at the reasonable assurance level. Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. Further, the design of disclosure controls and internal control over financial reporting must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Enid, Oklahoma, on the  9th  day of November, 2007.

HILAND HOLDINGS GP, LP
By:	Hiland Partners GP Holdings, LLC, its general partner

By:	/s/ JOSEPH L. GRIFFIN
Joseph L. Griffin
Chief Executive Officer, President and Director

By:	/s/ KEN MAPLES
Ken Maples
Chief Financial Officer, Vice President-Finance, Secretary
and Director