Form 10-K
period 2007-12-31
Hiland Holdings GP, LP
filed 2008-03-14
CIK 1363381

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number: 000-51120

Hiland Holdings GP, LP
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	76-0828238 (I.R.S. Employer Identification No.)
205 West Maple, Suite 1100 Enid, Oklahoma (Address of principal executive offices)	73701 (Zip code)

Registrant's telephone number including area code (580) 242-6040

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Limited Partner Units	The NASDAQ Stock Market, LLC

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act. Yes ☐    No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of common limited partner units held by non-affiliates of the registrant was approximately $297.5 million on June 30, 2007 based on the closing price of $35.85 on the Nasdaq National Market.

        The number of the registrant's outstanding equity units at March 7, 2008 was 21,603,000 common units.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

Items 1. and 2.    Business and Properties

        Unless the context requires otherwise, references to "we", "our," "us," "Hiland Holdings" or "the Partnership" are intended to mean the consolidated business and operations of Hiland Holdings GP, LP. References to "Hiland Partners" are intended to mean the consolidated business and operations of Hiland Partners, LP and its subsidiaries.

Our Formation and Public Offering

        Hiland Holdings GP, LP is a Delaware limited partnership formed in May 2006 to own Hiland Partners GP, LLC, the general partner of Hiland Partners, LP, ("Hiland Partners") and certain other common and subordinated units in Hiland Partners, LP. Hiland Partners, LP a publicly traded Delaware limited partnership (NASDAQ: HLND) formed in October 2004, is principally engaged in gathering, compressing, dehydrating, treating, processing and marketing natural gas, fractionating natural gas liquids and providing air compression and water injection services for oil and gas secondary recovery operations. The operations of Hiland Partners, LP are primarily located in the Mid-Continent and Rocky Mountain regions of the United States.

OVERVIEW

        Our cash generating assets consist of our ownership interests in Hiland Partners. Our aggregate ownership interests in Hiland Partners consist of the following: the 2% general partner interest in Hiland Partners, all of the incentive distribution rights in Hiland Partners, and 1,301,471 common units and 4,080,000 subordinated units of Hiland Partners, representing a 57.7% limited partner interest in Hiland Partners.

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

        Hiland Partners is a growth-oriented midstream energy partnership engaged in gathering, compressing, dehydrating, treating, processing and marketing natural gas, and fractionating, or separating, natural gas liquids, or NGLs. Hiland Partners also provides air compression and water injection services to Continental Gas Inc. for use in its oil and gas secondary recovery operations. Hiland Partners' operations are primarily located in the Mid-Continent and Rocky Mountain regions of the United States. In Hiland Partners' midstream segment, it connects the wells of natural gas producers in its market areas to its gathering systems, treats natural gas to remove impurities, processes natural gas for the removal of NGLs, fractionates NGLs into NGL products and provides an aggregate supply of natural gas and NGL products to a variety of natural gas transmission pipelines and markets. In Hiland Partners compression segment, it provides compressed air and water to Continental Resources, Inc. ("CLR"), a publicly traded exploration and production company controlled by affiliates. CLR uses the compressed air and water in its oil and gas secondary recovery operations in North Dakota by injecting them into its oil and gas reservoirs to increase oil and gas production from those reservoirs. This increased production of natural gas flows through Hiland Partners' midstream systems.

        Hiland Partners' midstream assets consist of 14 natural gas gathering systems with approximately 2,024 miles of gas gathering pipelines, five natural gas processing plants, seven natural gas treating facilities and three NGL fractionation facilities. Hiland Partners' compression assets consist of two air compression facilities and a water injection plant.

Recent Developments

        Officer Selection.    On February 4, 2008, Mr. Matthew S. Harrison was appointed Vice President of Business Development of Hiland Partners.

        Refinancing of Hiland Partners Credit Facility.    On February 6, 2008, Hiland Partners completed a fourth amendment to its existing credit agreement to increase its borrowing base by $50 million from $250 million to $300 million and revise certain covenants. For a more complete discussion of its credit facility, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility."

        Distribution Increase.    On January 25, 2008, we declared a cash distribution for the fourth quarter of 2007. This declared quarterly distribution on our common units increased to $0.255 per unit (an annualized rate of $1.02 per unit) from our most recent distribution of $0.23 per unit (an annualized rate of $0.92 per unit). This represents a 10.9% increase over the prior quarter and a 22.9% increase over the distribution for the same quarter of the prior year. The distribution was paid on February 19, 2008 to unitholders of record on February 4, 2008.

Midstream Segment

        Hiland Partners' midstream operations consist of the following:

  •
  gathering and compressing natural gas to facilitate its transportation to Hiland Partners' processing plants, third party pipelines, utilities and other consumers;

  •
  dehydrating natural gas to remove water from the natural gas stream to meet pipeline quality specifications;

  •
  treating natural gas to remove or reduce impurities such as carbon dioxide, nitrogen, hydrogen sulfide and other contaminants to ensure that the natural gas meets pipeline quality specifications;

  •
  processing natural gas to extract NGLs and selling the resulting residue natural gas and, in most cases, the NGLs; and

  •
  fractionating a portion of NGLs into a mix of NGL products, including ethane, propane and a mixture of butane and natural gasoline, and selling these NGL products to third parties.

        Hiland Partners' midstream assets include the following:

  •
  Eagle Chief Gathering System.  The Eagle Chief gathering system is a 604-mile gas gathering system located in northwest Oklahoma that gathers, compresses, dehydrates and processes natural gas. The system includes the Eagle Chief processing plant and eight compressor stations and has approximately 17,000 horsepower installed. Hiland Partners constructed the Eagle Chief gathering system in 1990 and constructed the Eagle Chief processing plant in 1995. Hiland Partners acquired the Carmen gathering system in August 2003, which consists solely of gathering lines to expand the Eagle Chief gathering system. The Eagle Chief gathering system has a capacity of 35,500 Mcf/d and average throughput was approximately 29,449 Mcf/d for the year ended December 31, 2007. The system represented approximately 17.1% of our total segment margin for the year ended December 31, 2007.

  •
  Bakken Gathering System.  The Bakken gathering system is a 365-mile gas gathering system located in Richland County, Montana that gathers, compresses, dehydrates and processes natural gas, and fractionates NGLs. This system includes the Bakken processing plant, three compressor stations and one fractionation facility, and has approximately 10,600 horsepower installed. Hiland Partners acquired the Bakken gathering system and the Bakken processing plant in September 2005. Hiland Partners' Bakken gathering system has a capacity of 25,000 Mcf/d and average throughput was approximately 22,028 Mcf/d for the year ended December 31, 2007. The system represented approximately 33.6% of our total segment margin for the year ended December 31, 2007.

  •
  Worland Gathering System.  The Worland gathering system is a 153-mile gas gathering system located in central Wyoming that gathers, compresses, dehydrates, treats and processes natural gas, and fractionates NGLs. The system includes the Worland processing plant, six compressor stations, one treating facility and one fractionation facility, and has approximately 5,500 horsepower installed. The Worland gathering system and the Worland processing plant were contributed to Hiland Partners on February 15, 2005 in connection with Hiland Partners' formation and its initial public offering. The Worland gathering system has a capacity of 8,000 Mcf/d and average throughput was approximately 2,649 Mcf/d for the year ended December 31, 2007. The system represented approximately 5.0% of our total segment margin for the year ended December 31, 2007.

  •
  Badlands Gathering System.  The Badlands gathering system is a 214-mile gas gathering system with approximately 17,975 installed horsepower located in southwest North Dakota that gathers, compresses, dehydrates, treats and processes natural gas, and fractionates NGLs. The original system included the Badlands processing plant, five compressor stations, one treating facility and one fractionation facility. Hiland Partners constructed the Badlands gathering system and the Badlands processing plant in 1997. Average throughput was 7,113 Mcf/d and represented approximately 10.2% of our total segment margin for the year ended December 31, 2007. During the third quarter of 2007, Hiland Partners completed the expansion of its Badlands gathering system, the associated field gathering infrastructure and processing plant, which included the completion of its 40,000 Mcf/d nitrogen rejection plant. As a result, gathering pipelines, processing plant, treating facility and fractionation facility throughput capacities have increased significantly. Average throughput since the start-up of the expanded field gathering infrastructure, processing plant and nitrogen rejection plant from August 20, 2007 through the end of the year was approximately 15,988 Mcf/d of natural gas which produced approximately 770 Bbls/d of NGLs. From the first of the year until August 20, 2007, average throughput was 1,694 Mcf/d.

  •
  Matli Gathering System.  The Matli gathering system is a 54-mile gas gathering system located in central Oklahoma that gathers, compresses, dehydrates, treats and processes natural gas. The system includes the Matli processing plant, two compressor stations and one treating facility which combined have approximately 7,300 horsepower. Hiland Partners constructed the Matli gathering system in 1999, and in December 2006 Hiland Partners completed the construction of the new processing plant. The Matli gathering system has a capacity of 25,000 Mcf/d and average throughput was approximately 13,382 Mcf/d for the year ended December 31, 2007. The system represented approximately 1.8% of our total segment margin for the year ended December 31, 2007.

  •
  Kinta Area Gathering Systems.  The Kinta Area gathering system that Hiland Partners acquired on May 1, 2006 is a 588-mile gathering system located in the eastern Oklahoma Arkoma Basin that includes five separate low pressure natural gas gathering systems. The systems include four 10,000 Mcf/d capacity amine treating facilities and thirteen compressor stations, which are comprised of 26 units with an aggregate of approximately 40,000 horsepower and four 10,000 Mcf/d capacity amine treating facilities. The Kinta Area gathering systems have an aggregate capacity of 180,000 Mcf/d and average throughput was approximately 132,550 Mcf/d for the year ended December 31, 2007. The systems represented approximately 21.1% of our total segment margin for the year ended December 31, 2007.

  •
  Woodford Shale Gathering System.  The Woodford Shale gathering system is a 29-mile gathering system located in the Woodford Shale reservoir area in the Arkoma Basin of southeastern Oklahoma and is currently being designed to provide low-pressure and highly reliable gathering, compression and dehydrating services. The gathering infrastructure is ultimately expected to include more than 15,500 horsepower of compression to provide takeaway capacity in excess of 40,000 Mcf/d. Production commenced on April 27, 2007. Hiland Partners has installed 29 miles of natural gas gathering pipelines as of December 31, 2007 and throughput from date of first production through December 31, 2007 averaged 8,313 Mcf/d. The system represented approximately 4.8% of our total segment margin for the year ended December 31, 2007.

  •
  Other Systems.  Hiland Partners also owns three natural gas gathering systems located in Texas, Mississippi and Oklahoma. These systems represented approximately 0.6% of our total segment margin for the year ended December 31, 2007.

        Hiland Partners midstream revenues represented 98%, 98% and 97% of our total revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

        The table set forth below contains certain information regarding Hiland Partners' gathering systems as of or for the year ended December 31, 2007:

Asset	Type	Length (Miles)	Wells Connected	Throughput Capacity(1)	Throughput Average(1)		Capacity Utilization		Percent of Total Segment Margin
Eagle Chief gathering system	Gathering pipelines Mix Refrigeration/JT Plant Constructed in 1995	604 —	468 —	35,500 35,000	29,449 29,449		83.0 84.1	% %	17.1%
Bakken gathering system	Gathering pipelines Refrigeration Plant Constructed in 2004 Fractionation facility (Bbls/d)	365 — —	273 — —	25,000 25,000 6,500	22,028 22,028 3,397		88.1 88.1 52.3	% % %	33.6%
Worland gathering system	Gathering pipelines Refrigeration Plant— Constructed in mid 1980's Treating facility Fractionation facility (Bbls/d)	153 — — —	95 — — —	8,000 8,000 8,000 650	2,649 2,649 2,649 257		33.1 33.1 33.1 39.5	% % % %	5.0%
Badlands gathering system	Gathering pipelines Cryogenic and Refrigeration Plant—Constructed in 2007 Treating facility Fractionation facility (Bbls/d)	214 — — —	163 — — —	46,000 40,000 40,000 4,000	7,113 7,113 7,113 459	(2) (2) (2) (2)	15.5 17.8 17.8 11.5	% % % %	10.2%
Matli gathering system	Gathering pipelines Mix Refrigeration Plant Constructed in 2006 Treating facility	54 — —	50 — —	25,000 25,000 20,000	13,.382 13,382 7,075		53.5 53.5 35.4	% % %	1.8%
Kinta Area gathering systems	Gathering pipelines Treating facilities	588	711	180,000 40,000	132,550 22,004		73.6 55.0	% %	21.1%
Woodford Shale gathering system	Gathering pipelines	29	16	25,000	8,313	(3)	33.3%		4.8%
Other Systems	Gathering pipelines	17	24	7,000	2,710		38.7%		0.6%

	Total	2,024	1,800						94.2%

(1)
Throughput capacity and average throughput are measured in Mcf/d for the gathering pipelines, processing plants and treating facilities and in Bbls/d for the fractionation facilities shown on this chart.

(2)
Throughput average from August 20, 2007, the date expansion operations commenced, through December 31, 2007 was approximately 15,988 Mcf/d which produced approximately 770 Bbls/d of NGLs.

(3)
Throughput average is from the date of first production, April 27, 2007, through December 31, 2007.

Compression Segment

        Hiland Partners provides air and water compression services to CLR for use in its oil and gas secondary recovery operations under a four year fixed-fee contract (which Hiland Partners entered into in connection with its initial public offering) at Hiland Partners' Cedar Hills and Horse Creek compression facilities and Hiland Partners' water injection plant located next to its Cedar Hills compression facility. These assets are located in North Dakota in close proximity to Hiland Partners' Badlands gathering system. At its compression facilities, Hiland Partners compresses air to pressures in excess of 4,000 pounds per square inch, and at the water injection plant, Hiland Partners pumps water to pressures in excess of 2,000 pounds per square inch. The air and water are delivered at the tailgate of Hiland Partners' facilities into pipelines operated by CLR and are ultimately utilized by CLR in its oil and gas secondary recovery operations. The natural gas produced by CLR flows through Hiland Partners' Badlands gathering system. Hiland Partners' compression segment represented approximately 5.8% of our total segment margin for the year ended December 31, 2007.

Financial Information About Segments

        See Part II, Item 8—Financial Statements and Supplementary Data.

Business Strategies

        Hiland Partners' management team is committed to increasing the amount of cash available for distribution per unit by executing the following strategies:

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

  •
  Increasing volumes on Hiland Partners' existing assets.  Hiland Partners' gathering systems have excess capacity, which provides opportunities to increase throughput volume with minimal incremental costs and thereby increase cash flow. Hiland Partners intends to aggressively market its services to producers in order to connect new supplies of natural gas, increase volumes and more fully utilize its capacity, particularly in areas experiencing an increased level of natural gas exploration, development and production activities.

  •
  Taking measures that reduce Hiland Partners' exposure to commodity price risk. Because of the significant volatility of natural gas and NGL prices, Hiland Partners attempts to operate its business in a manner that allows it to mitigate the impact of fluctuations in commodity prices. In order to reduce its exposure to commodity price risk, Hiland Partners intends to pursue fee-based arrangements, where market conditions permit, and to enter into forward sales contracts or hedging arrangements to cover a portion of operations that are not conducted under fee-based arrangements. In addition, when processing margins (or the difference between NGL sales prices and the cost of natural gas) are unfavorable, Hiland Partners can elect not to process natural gas at the Eagle Chief processing plant and deliver the unprocessed natural gas directly into the interstate pipeline. Collectively, these strategies should contribute to more stable cash flows.

Midstream Assets

        Hiland Partners' natural gas gathering systems include approximately 2,024 miles of pipeline. A substantial majority of revenues are derived from gathering, compressing, dehydrating, treating, processing and marketing the natural gas that flows through gathering pipelines and from fractionating NGLs resulting from the processing of natural gas into NGL products. Hiland Partners' principal systems are described below.

Eagle Chief Gathering System

        General.    The Eagle Chief gathering system is located in northwest Oklahoma and consists of approximately 604 miles of natural gas gathering pipelines, ranging from two inches to sixteen inches in diameter, and the Eagle Chief processing plant. The gathering system has a capacity of approximately 35,500 Mcf/d, and average throughput was approximately 29,449 Mcf/d for the year ended December 31, 2007. There are eight gas compressor stations located within the gathering system, comprised of fifteen units. The plant and compressor stations combined have an aggregate of approximately 17,000 horsepower.

        Hiland Partners completed construction and commenced operation of the Eagle Chief gathering system in 1990 and constructed the Eagle Chief processing plant in 1995. Since its construction, Hiland Partners has expanded the size of the Eagle Chief gathering system through the acquisition of approximately 377 miles of gathering pipelines in five separate acquisitions, including the acquisition of the Carmen gathering system, and the construction of approximately 227 miles of gathering pipelines. In the first quarter of 2007, Hiland Partners completed the installation of additional pipelines and compression facilities at its Eagle Chief gathering system and increased current system capacity from approximately 30,000 Mcf/d to approximately 35,500 Mcf/d.

        The Eagle Chief processing plant processes natural gas that flows through the Eagle Chief gathering system to produce residue gas and NGLs. The natural gas gathered in this system is lean gas that, depending on delivery points, may not be required to be processed to meet pipeline quality specifications when Hiland Partners sells into interstate markets. The plant has processing capacity of approximately 35,000 Mcf/d. During the year ended December 31, 2007, the facility processed approximately 29,449 Mcf/d of natural gas and produced approximately 1,013 Bbls/d of NGLs.

        Natural Gas Supply.    As of December 31, 2007, 468 wells were connected to the Eagle Chief gathering system. These wells are located in the Anadarko Basin of northwestern Oklahoma and Hiland Partners believes they generally have long lives. The primary suppliers of natural gas to the Eagle Chief gathering system are Chesapeake Energy Corporation and CLR, which represented approximately 66.6% and 10.1%, respectively, of the Eagle Chief gathering system's natural gas supply for the year ended December 31, 2007.

        The natural gas supplied to the Eagle Chief gathering system is generally dedicated to Hiland Partners under individually negotiated long-term contracts. Some contracts have an initial term of five years. Following the initial term, these contracts generally continue on a year to year basis unless terminated by one of the parties. In addition, some of the contracts are for the life of the lease. Natural gas is purchased at the wellhead from the producers under percentage-of-proceeds contracts, percentage-of-index contracts or fee-based contracts. For the year ended December 31, 2007, approximately 69.3%, 28.4% and 2.3% of total wellhead volumes at the Eagle Chief gathering system was derived from percentage-of-proceeds, percentage-of-index and fee-based contracts, respectively. For a more complete discussion of natural gas purchase contracts, please read Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Hiland Partners' Contracts—Hiland Partners' Natural Gas Purchase Contracts."

        Markets for Sale of Natural Gas and NGLs.    The Eagle Chief gathering system has numerous market outlets for the natural gas that Hiland Partners gathers and NGLs that they produce on the system. The residue gas is sold at the tailgate of the Eagle Chief processing plant on the Oklahoma Gas Transportation pipeline to intrastate markets and on the Panhandle Eastern Pipeline Company pipeline to interstate markets. Because the area connected to the Eagle Chief gathering system produces lean natural gas, Hiland Partners is able to bypass the Eagle Chief processing plant by selling into the interstate markets when processing margins are unfavorable. The NGLs extracted from the gas at the Eagle Chief processing plant are transported by pipeline to ONEOK Hydrocarbon Company's

Medford facility for fractionation. Hiland Partners is currently selling the NGLs to ONEOK Hydrocarbon under a year-to-year contract.

        Hiland Partners' primary purchasers of residue gas and NGLs on the Eagle Chief gathering system were OGE Energy Resources, Inc., ConocoPhillips Company, ONEOK Hydrocarbon, LP and Tenaska Marketing Ventures, which represented approximately 33.0%, 24.8%, 23.0% and 7.4%, respectively, of the revenues from such sales for the year ended December 31, 2007.

Bakken Gathering System

        General.    The Bakken gathering system is located in eastern Montana and consists of approximately 365 miles of natural gas gathering pipelines, ranging from three inches to twelve inches in diameter, the Bakken processing plant, which includes seven compressors and a fractionation facility. The gathering system has a capacity of approximately 25,000 Mcf/d and average throughput was approximately 22,028 Mcf/d for the year ended December 31, 2007. There are three gas compressor stations located within the gathering system, comprised of five units. The compressor stations and plant combined have slightly over 10,600 horsepower.

        Hiland Partners acquired the Bakken gathering system in September 2005 in connection with its acquisition of Hiland Partners, LLC. The Bakken gathering system, including the Bakken processing plant, was constructed during 2004 and commenced operations on November 8, 2004.

        The Bakken processing plant processes natural gas that flows through the Bakken gathering system to produce residue gas and NGLs. The plant has processing capacity of approximately 25,000 Mcf/d. For the year ended December 31, 2007, the facility processed approximately 22,028 Mcf/d of natural gas and produced approximately 2,336 Bbls/d of NGLs.

        The Bakken gathering system also includes a fractionation facility that separates NGLs into propane, butane and natural gasoline. The fractionation facility has a capacity to fractionate approximately 6,500 Bbls/d of NGLs. For the year ended December 31, 2007, the facility fractionated an average of approximately 3,397 Bbls/d to produce approximately 1,205 Bbls/d of propane, approximately 929 Bbls/d of butane and approximately 118 Bbls/d of natural gasoline. In the third quarter of 2007, Hiland Partners completed the expansion of the NGL fractionation facilities at its Bakken processing plant to fractionate expected increased NGL volumes from both the Bakken processing plant and the Badlands processing plant.

        Natural Gas Supply.    As of December 31, 2007, 273 wells were connected to the Bakken gathering system. These wells, which are located in the Williston Basin of Montana, primarily produce crude oil from the Bakken formation. The associated natural gas produced from these wells flows through our Bakken gathering system. The primary suppliers of natural gas to the Bakken gathering system are Enerplus Resources (USA) Corporation, CLR and ConocoPhillips Company, which represented approximately 50.0%, 36.9% and 12.4%, respectively, of the Bakken gathering system's natural gas supply for the year ended December 31, 2007.

        Substantially all of the natural gas supplied to the Bakken gathering system is dedicated to Hiland Partners under three individually negotiated percentage-of-proceeds contracts. Two of these contracts have an initial term of ten years and one is for the life of the lease. Under these contracts, natural gas is purchased at the wellhead from the producers. For a more complete discussion of the natural gas purchase contracts, please read Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations Hiland Partners' Contracts—Hiland Partners' Natural Gas Purchase Contracts."

        Markets for Sale of Natural Gas and NGLs.    Residue gas derived from Hiland Partners' processing operations is sold at the tailgate of the Bakken processing plant on the Williston Basin Intrastate Pipeline to intrastate markets. Depending on prevailing market prices at each delivery point, Hiland

Partners either sells the NGLs produced by its fractionation facility to SemStream, L.P. at the tailgate of the plant or transports the same NGLs through its pipeline to a rail terminal and then sell to SemStream, L.P.

        Hiland Partners' primary purchasers of residue gas and NGLs on the Bakken gathering system were SemStream, L.P. and Montana-Dakota Utilities Co., which represented approximately 54.3%, and 38.0% respectively, of the revenues from such sales for the year ended December 31, 2007.

Worland Gathering System

        General.    The Worland gathering system is located in central Wyoming and consists of approximately 153 miles of natural gas gathering pipelines, ranging from two inches to eight inches in diameter, the Worland processing plant, a natural gas treating facility and a fractionation facility. The gathering system has a capacity of approximately 8,000 Mcf/d, and average throughput was approximately 2,649 Mcf/d for the year ended December 31, 2007. There are six gas compressor stations located within the gathering system, comprised of eleven units. The plant and compressor stations have a total of nearly 5,500 horsepower installed.

        The Worland gathering system and the Worland processing plant were contributed to Hiland Partners on February 15, 2005 in connection with Hiland Partners' formation and initial public offering. This gathering system, including the Worland processing plant, was originally built in the mid 1980s. A substantial portion of the equipment on the Worland gathering system, including portions of the Worland processing plant and the fractionation facility, was replaced in 1997.

        The Worland processing plant processes natural gas that flows through the Worland gathering system to produce residue gas and NGLs. The natural gas gathered in this system is rich gas that must be processed in order to meet pipeline quality specifications. The plant has processing capacity of approximately 8,000 Mcf/d. During the year ended December 31, 2007, the facility processed approximately 2,649 Mcf/d of natural gas and produced approximately 153 Bbls/d of NGLs.

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

        The Worland gathering system also includes a fractionation facility that separates NGLs into propane and a mixture of butane and natural gasoline. The fractionation facility has a capacity to fractionate approximately 650 Bbls/d of NGLs. For the year ended December 31, 2007, the facility fractionated an average of approximately 257 Bbls/d to produce approximately 58 Bbls/d of propane and approximately 64 Bbls/d of a mixture of butane and natural gasoline.

        Natural Gas Supply.    As of December 31, 2007, 95 wells were connected to the Worland gathering system. These wells are located in the Bighorn Basin of central Wyoming and generally have long lives with predictable and steady flow rates. The primary suppliers of natural gas to the Worland gathering system are CLR and Saga Petroleum, LLC., which represented approximately 55.1% and 36.9%, respectively, of the Worland gathering system's natural gas supply for the year ended December 31, 2007.

        The natural gas supplied to the Worland gathering system is generally dedicated to Hiland Partners under individually negotiated long-term contracts. Following the initial term of the contracts, they generally continue on a year to year basis unless terminated by one of the producers. Natural gas is purchased at the wellhead from the producers under percentage-of-index contracts and fixed-fee contracts. For the year ended December 31, 2007, approximately 93.9% and 6.1% of total wellhead volumes at the Worland gathering system was derived from percentage-of-index contracts and fixed-fee contracts, respectively. For a more complete discussion of natural gas purchase contracts, please read Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Hiland Partners' Contracts—Hiland Partners' Natural Gas Purchase Contracts."

        Markets for Sale of Natural Gas and NGLs.    Residue gas derived from Hiland Partners' processing operations is sold at the tailgate of the Worland processing plant on the Williston Basin Intrastate Pipeline to intrastate markets. Hiland Partners sells the propane that is produced by its fractionation facility and the remaining NGL products to a subsidiary of Kinder Morgan Energy Partners, L.P. at the tailgate of the plant.

        Hiland Partners' primary purchasers of residue gas and NGLs on the Worland gathering system were Rainbow Gas Company, a Kinder Morgan Energy Partners, L.P. subsidiary and CLR, which represented approximately 42.6%, 41.0% and 16.4%, respectively, of revenues from such sales on the Worland gathering system for the year ended December 31, 2007.

  Badlands Gathering System and Air Compression and Water Injection Facilities

        General.    The Badlands gathering system is located in southwestern North Dakota and consists of approximately 214 miles of natural gas gathering pipelines, ranging from two inches to twelve inches in diameter, the Badlands processing plant, a natural gas treating facility, a fractionation facility, and five compressor stations. The total horsepower for the system was approximately 17,975 at December 31, 2007. The gathering system has a capacity of approximately 46,000 Mcf/d and average throughput was approximately 7,113 Mcf/d for the year ended December 31, 2007.

        In order to fulfill its obligations under an agreement with CLR to gather, treat and process additional natural gas, produced as a by-product of CLR's secondary oil recovery operations, in the areas specified by the contract, Hiland Partners expanded its Badlands gas gathering system and processing plant located in Bowman County, North Dakota. Hiland Partners completed the expansion of its Badlands gathering system, the associated field gathering infrastructure and processing plant, which included the completion of its 40,000 Mcf/d nitrogen rejection plant during the third quarter of 2007. As a result, gathering pipelines, processing plant, treating facility and fractionation facility throughput capacities increased significantly.

        Hiland Partners completed construction and commenced operation of the Badlands gathering system, including the original Badlands processing plant, in 1997. The Badlands processing plant processes natural gas that flows through the Badlands gathering system to produce residue gas and NGLs. The natural gas gathered in this system is rich gas that must be processed in order to meet pipelines quality specifications. The plant has processing capacity of approximately 40,000 Mcf/d. During the year ended December 31, 2007, the facility processed approximately 7,113 Mcf/d of natural gas and produced approximately 459 Bbls/d of NGLs. Average throughput since the start up of the expanded field gathering infrastructure, processing plant and nitrogen rejection plant from August 20, 2007 through the end of the year was approximately 15,988 Mcf/d of natural gas, which produced approximately 770 Bbls/d of NGLs.

        The Badlands gathering system includes a natural gas treating facility that uses a solid chemical to remove hydrogen sulfide from natural gas that is gathered into its system before the natural gas is introduced to transportation pipelines to ensure it meets pipeline quality specifications. The Badlands treating facility has throughput capacity of 40,000 Mcf/d.

        The Badlands gathering system also includes a fractionation facility that separates NGLs into propane and a mixture of butane and natural gasoline. At December 31, 2007, the fractionation facility had a capacity to fractionate approximately 4,000 Bbls/d of NGLs. For the year ended December 31,

2007, the facility fractionated an average of approximately 459 Bbls/d to produce approximately 215 Bbls/d of propane and approximately 173 Bbls/d of a mixture of butane and natural gasoline.

        Natural Gas Supply.    As of December 31, 2007, 163 wells were connected to the Badlands gathering system. These wells are located in the Williston Basin of southwestern North Dakota and northwestern South Dakota and generally have long lives with predictable and steady flow rates. The primary suppliers of natural gas to the Badlands gathering system are CLR and Luff Exploration Company, which represented approximately 83.8% and 10.2%, respectively, of the Badlands gathering system's natural gas supply for the year ended December 31, 2007.

        The natural gas supplied to the Badlands gathering system is generally dedicated to Hiland Partners under individually negotiated long-term contracts. Hiland Partners' new agreement with CLR has an initial term of 15 years. Under this agreement, Hiland Partners will receive 50% of the proceeds attributable to residue gas and natural gas liquids sales as well as certain fixed fees associated with gathering and treating the natural gas, including a $0.60 per Mcf fee for the first 36.0 Bcf of natural gas gathered. Depending on the level of carbon dioxide, the contract allows Hiland Partners to charge a treating fee ranging from $0.093 to $0.193 per Mcf treated. This agreement replaces the existing agreement with CLR in the area as the new plant became operational. Following the initial term of the contracts, they generally continue on a year to year basis unless terminated by one of the producers. For these other agreements, natural gas is purchased at the wellhead from the producers under percentage-of-index arrangements. For a more complete discussion of natural gas purchase contracts, please read Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Hiland Partners' Contracts—Hiland Partners' Natural Gas Purchase Contracts."

        Air Compression and Water Injection Facilities.    Hiland Partners believes that its Badlands gathering system is strategically located in an area where secondary recovery operations may provide Hiland Partners with additional natural gas supplies. In order to enhance the production of natural gas that flows through the Badlands gathering system, Hiland Partners currently provides air compression and water injection services to CLR under long-term contracts at its Cedar Hills compression facility, its Horse Creek compression facility and its water injection plant, all of which are located in North Dakota in close proximity to the Badlands gathering system.

        Markets for Sale of Natural Gas and NGLs.    Residue gas derived from processing operations is sold at the tailgate of the Badlands processing plant to CLR for their secondary recovery operations or Williston Basin Pipeline Company. The propane produced by the fractionation facility is sold at the tailgate of the plant to SemStream, L.P. The remaining NGL products are either sold to SemStream, L.P. at the tailgate of the plant, or the NGL products are trucked to the Bakken fractionation facility for further fractionation, and then sold to SemStream, L.P.

        Hiland Partners' primary purchasers of the residue gas, propane and NGLs from the Badlands gathering system were SemStream, L.P. and CLR, which represented approximately 86.7% and 13.3%, respectively, of the revenues from such sales for the year ended December 31, 2007.

Matli Gathering System

        General.    The Matli Gathering System is located in central Oklahoma and consists of approximately 54 miles of natural gas gathering pipelines, ranging from three inches to twelve inches in diameter, the Matli processing plant, and a natural gas treating facility and two gas compressor stations, all totaling approximately 7,300 horsepower. The gathering system has a capacity of approximately 25,000 Mcf/d, and average throughput was approximately 13,382 Mcf/d for the year ended December 31, 2007.

        Hiland Partners commenced operation of the Matli gathering system in 1999. During the fourth quarter of 2006, Hiland Partners completed the construction of a 25,000 Mcf/d natural gas processing facility along its existing gas gathering system, which replaced its 10,000 Mcf/d processing facility it had constructed in 2003. The Matli processing plant processes natural gas on the Matli gathering system to produce residue gas and NGLs. The natural gas gathered in this system must be processed in order to meet pipeline quality specifications, but is relatively lean gas. During the year ended December 31, 2007, the facilities processed approximately 13,382 Mcf/d of natural gas and produced approximately 291 Bbls/d of NGLs. The old 10,000 Mcf/d natural gas processing facility is currently idle.

        The Matli gathering system includes a natural gas treating facility that uses a liquid chemical to remove hydrogen sulfide from natural gas that is gathered into its system before the natural gas is introduced to transportation pipelines to ensure it meets pipeline quality specifications. The throughput capacity on the Matli treating facility is approximately 20,000 Mcf/d. During the year ended December 31, 2007, the facility treated approximately 7,075 Mcf/d of natural gas.

        Natural Gas Supply.    As of December 31, 2007, 50 wells were connected to the Matli gathering system. These wells are located in the Anadarko Basin of central Oklahoma and generally have long lives with predictable and steady flow rates. The primary suppliers of natural gas to the Matli gathering system are CLR and Range Resources Corporation, which represented approximately 57.4% and 25.9%, respectively, of the Matli gathering system's natural gas supply for the year ended December 31, 2007.

        The Matli gathering system is located in an active drilling area. The natural gas supplied to the Matli gathering system is generally dedicated to Hiland Partners under individually negotiated long-term contracts. The initial term of such agreements is generally five years with two years remaining on most of the contracts. Following the initial term, these contracts generally continue on a year-to-year basis, unless terminated by one of the producers. Natural gas is purchased at the wellhead from the producers under fixed-fee contract arrangements. For a more complete discussion of natural gas purchase contracts, please read Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Hiland Partners' Contracts—Hiland Partners' Natural Gas Purchase Contracts."

        Markets for Sale of Natural Gas and NGLs-    Residue gas resulting from processing operations is sold at the tailgate of the plant on the Oklahoma Gas Transportation intrastate pipeline. As part of the expansion project completed in late 2006, Hiland Partners converted an existing natural gas pipeline into a NGL pipeline and now transports NGLs to the ONEOK Hydrocarbon Medford facility.

        The primary purchasers of residue gas and NGLs on the Matli gathering system were OGE Energy Resources, Chevron Natural Gas and ONEOK Hydrocarbon, LP, which represented approximately 55.2%, 19.2% and 15.1%, respectively, of the revenues from such sales for the year ended December 31, 2007.

Kinta Area Gathering Systems

        General.    The Kinta Area gathering systems, which Hiland Partners acquired from Enogex Gas Gathering, L.L.C. on May 1, 2006, are located in eastern Oklahoma and consist of five separate natural gas gathering systems with 588 miles of natural gas gathering pipelines ranging from four inches to twelve inches in diameter, 25 gas compressor units and one electric compressor unit capable of an aggregate of approximately 40,000 horsepower. An increasing portion of the natural gas supplied to the Kinta Area gathering systems has high carbon dioxide content; consequently, during the first quarter of 2007, we installed four 10,000 Mcf/d capacity amine-treating facilities on two of the five sub systems to remove excess carbon dioxide levels from the gas gathered by these gathering systems. The gathering system has a capacity of approximately 180,000 Mcf/d and average throughput was approximately 132,550 Mcf/d for the year ended December 31, 2007. The operations include gathering, dehydration, compression and treating of the natural gas supplied to the Kinta Area gathering systems and the redelivery of the compressed natural gas for a fixed fee. Hiland Partners completed the installation of additional compression facilities to increase the capacity by approximately 5,000 Mcf/d on these gathering systems in the fourth quarter of 2007.

        Natural Gas Supply.    As of December 31, 2007, approximately 711 wells were connected to the Kinta Area gathering systems. These wells, which are located in the Arkoma Basin of eastern Oklahoma, primarily produce natural gas from the Atoka, Cromwell, Booch, Hartshorne, Spiro, Fanshaw and Red Oak formations. The natural gas produced from these wells flows through the Kinta Area gathering systems. The primary suppliers of natural gas to this gathering system are BP America Production Company, Chesapeake Energy Marketing, Inc. and Chevron North America Exploration and Production Co., which represented approximately 49.1%, 12.9% and 6.2%, respectively, of the Kinta Area gathering system's natural gas supply for the year ended December 31, 2007.

        The Kinta Area gathering systems are located in an active drilling area. Hiland Partners believes that a high level of exploration and development activity in the area, including the Woodford shale play to the west of the existing system, will continue and that many of the producers drilling in the area will choose to use Hiland Partners' midstream natural gas services due to the excess capacity in this system and limited competitive alternatives. The natural gas supplied to the Kinta Area gathering systems is generally dedicated under individually negotiated term contracts. The initial term of such agreements is generally three years.

        The natural gas purchased at the wellhead from the producers is under fixed-fee contract arrangements. The natural gas gathered in which Hiland Partners does not take title to the gas is also under fixed-fee contract arrangements. For a more complete discussion of natural gas purchase contracts, please read Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Hiland Partners' Contracts—Hiland Partners' Natural Gas Purchase Contracts."

        Markets for Sale and Delivery of Natural Gas.    The residue gas derived from Hiland Partners' Kinta Area gathering system is either sold or delivered at the tailgate of the gathering system on the Enogex, Inc. pipeline to intrastate markets and on the Centerpoint Energy Gas Transmission pipeline to interstate markets. Hiland Partners sells its purchased residue gas and delivers the residue gas it gathers for third parties.

        Hiland Partners' primary purchasers of residue gas on the Kinta Area gathering system were BP Energy Company, Tenaska Marketing Ventures and ConocoPhillips Company, which represented approximately 21.4%, 21.1% and 8.4% respectively, of the revenues from such sales for the year ended December 31, 2007.

  Woodford Shale Gathering System

        General.    The Woodford Shale gathering system is located in the Woodford Shale reservoir area in the Arkoma Basin of southeastern Oklahoma, just to the west of Hiland Partners' Kinta Area gathering systems. As of December 31, 2007 Hiland Partners had installed 29 miles of gathering pipelines and as of December 31, 2007, the gathering system had a capacity of approximately 25,000 Mcf/d. Hiland Partners' Woodford Shale gathering system has two compressor stations comprised of six units with approximately 8,000 horsepower installed.

        Initial production began on April 27, 2007 and from that date through December 31, 2007 throughput averaged approximately 8,313 Mcf/d of natural gas, which produced approximately 649 Bbls/d of NGLs. The current operations provide only gathering and compression services. Once completed, the gathering infrastructure will consist of field gathering, compression and associated equipment, which will include more than 15,500 horsepower of compression to provide takeaway capacity in excess of 40,000 Mcf/d.

        Natural Gas Supply.    As of December 31, 2007, 16 wells were connected to the Woodford Shale gathering system, which primarily produce natural gas from the Woodford shale formation. Presently, the only supplier of natural gas to this gathering system is CLR, which provided all of the Woodford Shale's gathering system's natural gas supply for the year ended December 31, 2007.

        The natural gas purchased at the wellhead from the producers is under fixed-fee contract arrangements. For a more complete discussion of natural gas purchase contracts, please read Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Hiland Partners' Contracts—Hiland Partners' Natural Gas Purchase Contracts."

        Markets for Sale of Natural Gas and NGLs.    Residue gas derived from Hiland Partners' Woodford Shale gathering system is delivered at the tailgate of the gathering system to Enogex Gas Gathering, LLC for processing and NGL extraction. The residue gas is sold on Enogex, Inc. pipeline to intrastate markets. NGLs are sold at the tailgate of Enogex Gas Gathering, LLC's plant to Enogex Products Corporation.

        The primary purchasers of residue gas and NGLs on the Woodford Shale gathering system were Enogex Products Corporation, Tenaska Marketing Ventures and United Energy Trading, LLC, which represented approximately 41.3%, 31.2% and 18.6%, respectively, of the revenues from such sales for the year ended December 31, 2007.

  Other Systems

        In addition to the midstream assets described above, Hiland Partners owns two gathering systems located in Texas and Mississippi and a gathering pipeline system in Oklahoma. These assets do not provide Hiland Partners with material cash flows and consist of the following:

  •
  Driscoll Gathering System.  Hiland Partners' Driscoll gathering system is located in south Texas and consists of approximately 4 miles of natural gas gathering pipeline and a compressor station.

  •
  Stovall Gathering System.  Hiland Partners' Stovall gathering system is located in northern Mississippi and consists of approximately 8 miles of natural gas gathering pipeline and a compressor station.

  •
  Enid Pipeline System.  Hiland Partners' Enid pipeline system is located in northern Oklahoma and consists of approximately 5 miles of pipeline.

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

        At the compression facilities, Hiland Partners compresses air to pressures in excess of 4,000 pounds per square inch. At Hiland Partners' water injection plant, water is produced from source wells located near the water plant site. Produced water is run through a filter system to remove impurities and is then cooled prior to being pumped to pressures in excess of 2,000 pounds per square inch. The air and water are delivered at the tailgate of Hiland Partners' facilities into pipelines owned by CLR and are ultimately utilized by CLR in its oil and gas secondary recovery operations. For a description of the services agreement entered into with CLR in connection with Hiland Partners' initial public offering, please read Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Hiland Partners' Contracts—Compression Services Agreement."

Credit Risk

        Counterparties pursuant to the terms of their contractual obligations expose us to potential losses as a result of nonperformance. OGE Energy Resources, Inc., SemStream, L.P., ConocoPhillips, Inc. and Montana-Dakota Utilities Co. were Hiland Partners' largest customers for the year ended December 31, 2007, accounting for approximately 19%, 19%, 12% and 11%, respectively, of revenues. Consequently, changes within one or more of these companies' operations have the potential to impact, both positively and negatively, our credit exposure. Our counterparty for all of our derivative instruments as of December 31, 2007 is BP Energy Company.

Competition

        The natural gas gathering, treating, processing and marketing industries are highly competitive. Hiland Partners faces strong competition in acquiring new natural gas supplies. Hiland Partners' competitors include other natural gas gatherers that gather, process and market natural gas. Competition for natural gas supplies is primarily based on the reputation, efficiency, flexibility and reliability of the gatherer, the pricing arrangements offered by the gatherer and the location of the gatherer's pipeline facilities—a competitive advantage for Hiland Partners because of its proximity to established and new production. Hiland Partners provides flexible services to natural gas producers, including natural gas gathering, compression, dehydrating, treating and processing. We believe that Hiland Partners' ability to furnish these services gives it an advantage in competing for new supplies of natural gas because Hiland Partners can provide the services that producers, marketers and others require to connect their natural gas quickly and efficiently. In addition, using centralized treating and processing facilities, Hiland Partners can in most cases attract producers that require these services more quickly and at a lower initial capital cost due in part to the elimination of some field equipment. For natural gas that exceeds the maximum carbon dioxide and NGL specifications for interconnecting pipelines and downstream markets, we believe that Hiland Partners offers treating and other processing services on competitive terms. In addition, with respect to natural gas customers attached to Hiland Partners' pipeline systems, Hiland Partners provides natural gas supplies on a flexible basis.

        We believe that Hiland Partners' producers prefer a midstream energy company with the flexibility to accept natural gas not meeting typical industry standard gas quality requirements. The primary difference between Hiland Partners and its competitors is that Hiland Partners provides an integrated and responsive package of midstream services, while most of Hiland Partners' competitors typically offer only a few select services. We believe that offering an integrated package of services, while remaining flexible in the types of contractual arrangements that Hiland Partners offers producers, allows them to compete more effectively for new natural gas supplies.

        Many of Hiland Partners competitors have capital resources and control supplies of natural gas greater than theirs. Hiland Partners primary competitors on the Eagle Chief gathering system are Atlas Pipeline Partners, Mustang Fuel Corporation and Duke Energy Field Services. Hiland Partners' primary competitor on the Bakken gathering system and the Badlands gathering system is Bear Paw Energy, and on the Matli gathering system, it is Enogex, Inc. Hiland Partners' primary competitor on the Kinta Area gathering systems is CenterPoint Energy Field Services. Hiland Partners' primary competitors on the Woodford Shale gathering system are MarkWest Energy Partners, Enogex, Inc. and Copano Energy, L.L.C. Hiland Partners does not have a major competitor on the Worland gathering system.

Regulation

        Regulation by the FERC of Interstate Natural Gas Pipelines—Hiland Partners does not own any interstate natural gas pipelines, so the Federal Energy Regulatory Commission, or the FERC, does not directly regulate any of Hiland Partners' operations. However, the FERC's regulation influences certain aspects of Hiland Partners' business and the market for its products. In general, the FERC has authority over natural gas companies that provide natural gas pipeline transportation services in interstate commerce, and its authority to regulate those services includes:

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

        Regulation of Intrastate Natural Gas Transportation Pipelines.    Hiland Partners does not own any pipelines that provide intrastate natural gas transportation, so state regulation of pipeline transportation does not directly affect its operations. As with FERC regulation described above, however, state regulation of pipeline transportation may influence certain aspects of Hiland Partners' business and the market for Hiland Partners' products.

        Gathering Pipeline Regulation.    Section 1(b) of the Natural Gas Act of 1938, or NGA, exempts natural gas gathering from the jurisdiction of the FERC. Hiland Partners owns a number of intrastate natural gas pipelines that it believes would meet the traditional tests the FERC has used to establish a pipeline's status as a gatherer not subject to the FERC jurisdiction, were it determined that those intrastate lines should be classified as interstate lines. However, the distinction between the FERC-regulated transmission services and federally unregulated gathering services is the subject of regular litigation, so, in such a circumstance, the classification and regulation of some of Hiland Partners' gathering facilities may be subject to change based on future determinations by the FERC and the courts.

        In the states in which Hiland Partners operates, regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirement and complaint-based rate regulation. For example, Hiland Partners is subject to state ratable take and common purchaser statutes. Ratable take statutes generally require gatherers to take, without undue discrimination, natural gas production that may be tendered to the gatherer for handling. In certain circumstances, such laws will apply even to gatherers like Hiland Partners that do not provide third party, fee-based gathering service and may require Hiland Partners to provide such third party service at a regulated rate. Similarly, common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer. These statutes are designed to prohibit discrimination in favor of one producer over another producer or one source of supply over another source of supply. These statutes have the effect of restricting Hiland Partners' right as an owner of gathering facilities to decide with whom Hiland Partners contracts to purchase or transport natural gas.

        Natural gas gathering may receive greater regulatory scrutiny at both the state and federal levels now that the FERC has taken a less stringent approach to regulation of the gathering activities of interstate pipeline transmission companies and a number of such companies have transferred gathering facilities to unregulated affiliates. The distinction between FERC-regulated transmission service and federally unregulated gathering services is the subject of regular litigation, so, in such a circumstance, the classification and regulation of some of Hiland Partners gathering facilities may be subject to change based on future determinations by the FERC and the courts. Hiland Partners' gathering operations could be adversely affected should they be subject in the future to the application of state or federal regulation of rates and services. Hiland Partners' gathering operations also may be or become subject to safety and operational regulations relating to the design, installation, testing, construction, operation, replacement and management of gathering facilities. Additional rules and legislation pertaining to these matters are considered or adopted from time to time. Hiland Partners cannot predict what effect, if any, such changes might have on its operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.

        Sales of Natural Gas.    The price at which Hiland Partners buys and sells natural gas currently is not subject to federal regulation and, for the most part, is not subject to state regulation. Hiland Partners' sales of natural gas are affected by the availability, terms and cost of pipeline transportation. As noted above, the price and terms of access to pipeline transportation are subject to extensive federal and state regulation. The FERC is continually proposing and implementing new rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies that remain subject to the FERC's jurisdiction. These initiatives also may affect the intrastate transportation of natural gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry, and these initiatives generally reflect more light-handed regulation. Hiland Partners cannot predict the ultimate impact of these regulatory changes to its natural gas marketing operations. Some of the FERC's more recent proposals may adversely affect the availability and reliability of interruptible transportation service on interstate pipelines. Hiland Partners does not believe that it will be affected by any such FERC action materially differently than other natural gas marketers with whom Hiland Partners competes.

        Under the Energy Policy Act of 2005, FERC possesses regulatory oversight over natural gas markets, including the purchase, sale and transportation activities of non-interstate pipelines and other natural gas market participants. The Commodity Futures Trading Commission, or the CFTC, also holds authority to monitor certain segments of the physical and futures energy commodities market pursuant to the Commodity Exchange Act. With regard to our physical purchases and sales of natural gas and NGLs, Hiland Partners' gathering or transportation of these energy commodities, and any related hedging activities that it undertakes, they are required to observe these anti-market manipulation laws and related regulations enforced by FERC and/or the CFTC. These agencies hold substantial enforcement authority, including the ability to assess civil penalties of up to $1 million per day per violation, to order disgorgement of profits and to recommend criminal penalties. Should Hiland Partners violate the anti-market manipulation laws and regulations, it could also be subject to related third party damage claims by, among others, sellers, royalty owners and taxing authorities.

Environmental Matters

        The operation of pipelines, plants and other facilities for gathering, compressing, dehydrating, treating, or processing of natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, Hiland Partners must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact Hiland Partners' business activities in many ways, such as:

  •
  requiring the acquisition of permits or other approvals to conduct regulated activities;

  •
  restricting the way Hiland Partners can handle or dispose of its wastes;

  •
  limiting or prohibiting construction activities in sensitive areas such as wetlands, coastal regions, or areas inhabited by endangered species;

  •
  requiring remedial action to mitigate pollution conditions caused by Hiland Partners' operations, or attributable to former operations; and

  •
  enjoining the operations of facilities deemed in non-compliance with permits issued pursuant to such environmental laws and regulations.

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

        The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts Hiland Partners currently anticipates. Hiland Partners tries to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. While Hiland Partners believe that they are in substantial compliance with current applicable federal and state environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on its results of operations or financial condition, there is no assurance that this trend of compliance will continue in the future. Moreover, while Hiland Partners believe that the various environmental activities in which it is presently engaged will not affect its operational ability to gather, compress, treat and process natural gas or fractionate NGLs cannot assure you that future events, such as changes in existing laws, the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs.

        The following is a summary of the more significant existing environmental laws to which Hiland Partners business operations is subject and with which compliance may have a material adverse effect on its capital expenditures, earnings or competitive position.

        Air Emissions.    Hiland Partners' operations are subject to the federal Clean Air Act, as amended and comparable state laws. These laws regulate emissions of air pollutants from various industrial sources, including processing and treatment plants, fractionation facilities and compressor stations, and also impose various monitoring and reporting requirements. Such laws may require Hiland Partners to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations, or utilize specific emission control technologies to limit emissions. Hiland Partners' failure to comply with these requirements could subject Hiland Partners to monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions. Hiland Partners will be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. Hiland Partners believes, however, that its operations will not be materially adversely affected by such requirements, and the requirements are not expected to be any more burdensome to Hiland Partners than to other similarly situated companies.

        Hazardous Waste.    Hiland Partners' operations generate wastes, including hazardous wastes that are subject to the federal Resource Conservation and Recovery Act, as amended, or RCRA and comparable state laws, which impose detailed requirements for the handling, storage, treatment and disposal of hazardous and solid waste. While RCRA currently excludes from the definition of hazardous waste produced waters and other wastes associated with the exploration, development, or production of crude oil and natural gas, these oil and gas exploration and production wastes may still be regulated under state law or the less stringent solid waste requirements of RCRA. Moreover, ordinary industrial wastes such as paint wastes, waste solvents, laboratory wastes, and waste compressor oils may be regulated as hazardous waste. The transportation of natural gas in pipelines may also generate wastes that are subject to RCRA or comparable state law requirements.

        Site Remediation.    The Comprehensive Environmental Response, Compensation and Liability Act, as amended, or CERCLA, also known as "Superfund," and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. Such classes of persons include the current and past owners or operators of sites where a hazardous substance was released, and companies that disposed or arranged for disposal of hazardous substances at offsite locations such as landfills. Although petroleum as well as natural gas is excluded from CERCLA's definition of "hazardous substance," in the course of Hiland Partners' ordinary operations Hiland Partners will generate wastes that may fall within the definition of a "hazardous substance." CERCLA authorizes the Environmental Protection Agency, or EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. Under CERCLA, Hiland Partners could be subject to joint and several liability for the costs of cleaning up and restoring sites where hazardous substances have been released, for damages to natural resources, and for the costs of certain health studies.

        Hiland Partners currently owns or leases, and in the past have owned or leased, properties that have been used for natural gas and NGL gathering, treating, processing, and fractionating activities for many years. Although Hiland Partners believes that they have utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes, or hydrocarbons may have been released on or under the properties owned or leased by them, or on or under other locations where such substances have been taken for disposal. In addition, some of Hiland Partners properties have been operated by third parties whose treatment and disposal of hazardous substances, wastes, or hydrocarbons was not under its control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA, and analogous state laws. Under such laws, Hiland Partners could be required to remove previously disposed substances and wastes or remediate contaminated property.

        Water Discharges.    Hiland Partners' operations are subject to the Federal Water Pollution Control Act, as amended, also known as the Clean Water Act, and analogous state laws. These laws impose detailed requirements and strict controls regarding the discharge of pollutants into waters of the United States. The unpermitted discharge of pollutants, including discharges resulting from a spill or leak incident, is prohibited by the U.S. Environmental Protection Agency, or EPA, or analogous state agencies. The Clean Water Act and regulations implemented thereunder also prohibit discharges of dredged and fill material into wetlands and other waters of the United States unless authorized by an appropriately issued permit. Any unpermitted release of pollutants from pipelines or facilities could result in administrative civil and criminal penalties as well as significant remedial obligations.

        Global Warming and Climate Control.    In response to recent studies suggesting that emissions of certain gases, referred to as "greenhouse gases" and including carbon dioxide and methane, may be contributing to warming of the Earth's atmosphere, the current session of the U.S. Congress is considering climate change-related legislation to restrict greenhouse gas emissions. One bill recently approved by the U.S. Senate Environment and Public Works Committee, known as the Lieberman-Warner Climate Security Act or S.2191, would require a 70% reduction in emissions of greenhouse gases from sources within the United States between 2012 and 2050. The Lieberman-Warner bill proposes a "cap and trade" scheme of regulation of greenhouse gas emissions—a ban on emissions above a defined reducing annual cap. Covered parties will be authorized to emit greenhouse emissions through the acquisition and subsequent surrender of emission allowances that may be traded or acquired on the open market. Debate and a possible vote on this bill by the full Senate are anticipated to occur before mid-year 2008. In addition, at least one-third of the states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Depending on the particular program, Hiland Partners could be required to purchase and surrender allowances, either for greenhouse gas emissions resulting from its operations or from combustion of fuels (e.g., natural gas or NGLs) it produces.

        Also, as a result of the U.S. Supreme Court's decision on April 2, 2007 in Massachusetts, et al. v. EPA, and certain provisions of the Clean Air Act, the EPA may regulate carbon dioxide and other greenhouse gas emissions from mobile sources such as cars and trucks, even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The EPA has publicly stated its goal of issuing a proposed rule to address carbon dioxide and other greenhouse gas emissions from vehicles and automobile fuels but the timing for issuance of this proposed rule is unsettled as the agency reviews its mandates under the Energy Independence and Security Act of 2007, which includes expanding the use of renewable fuels and raising the corporate average fuel economy standards. The Court's holding in Massachusetts that greenhouse gases including carbon dioxide fall under the federal Clean Air Act's definition of "air pollutant" may also result in future regulation of carbon dioxide and other greenhouse gas emissions from stationary sources under certain CAA programs. New federal or state laws requiring adoption of a stringent greenhouse gas control program or imposing restrictions on emissions of carbon dioxide in areas of the United States in which Hiland Partners conducts business could adversely affect its cost of doing business and demand for its services.

        Pipeline Safety.    Hiland Partners' pipelines are subject to regulation by the U.S. Department of Transportation, or the DOT, under the Natural Gas Pipeline Safety Act of 1968, as amended, or the NGPSA, pursuant to which the DOT has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. The NGPSA covers the pipeline transportation of natural gas and other gases, and the transportation and storage of liquefied natural gas and requires any entity that owns or operates pipeline facilities to comply with the regulations under the NGPSA, to permit access to and allow copying of records and to make certain reports and provide information as required by the Secretary of Transportation. We believe Hiland Partners' natural gas pipeline operations are in substantial compliance with applicable NGPSA requirements; however, due to the possibility of new or amended laws and regulations or reinterpretation of existing laws and regulations, future compliance with the NGPSA could result in increased costs that, at this time, cannot reasonably be quantified.

        The DOT, through the Office of Pipeline Safety, adopted regulations to implement the Pipeline Safety Improvement Act of 2002, as reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, which requires pipeline operators to, among other things, develop integrity management programs for gas transmission pipelines that, in the event of a failure, could affect "high consequence areas." "High consequence areas" are defined as areas with specified population densities, buildings containing populations of limited mobility, and areas where people gather that are located along the route of a pipeline. States in which we operate have adopted similar regulations applicable to intrastate gathering and transmission lines. Hiland Partners' pipeline systems are largely excluded from these regulations and are not generally situated within areas that would be designated "high consequence." Therefore, compliance with these regulations has not had a significant impact on operations.

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

        Hydrogen Sulfide.    Exposure to gas containing high levels of hydrogen sulfide, referred to as sour gas, is harmful to humans, and exposure can result in death. The gas handled at the Worland gathering system contains high levels of hydrogen sulfide, and we employ numerous safety precautions at the system to ensure the safety of the employees. There are various federal and state environmental and safety requirements for handling sour gas, and we are in substantial compliance with all such requirements.

        Anti-Terrorism Measures.    The federal Department of Homeland Security Appropriations Act of 2007 required the Department of Homeland Security, or DHS, to issue regulations establishing risk-based performance standards for the security of chemical and industrial facilities, including oil and gas facilities that are deemed to present "high levels of security risk." The DHS issued an interim final rule in April 2007 regarding risk-based performance standards to be attained pursuant to the act and, on November 20, 2007, further issued an Appendix A to the interim rule that established chemicals of interest and their respective threshold quantities that will trigger compliance with the interim rule. Facilities possessing greater than threshold levels of these chemicals of interest were required to prepare and submit to the DHS in January 2008 initial screening surveys that the agency would use to determine whether the facilities presented a high level of security risk. Covered facilities that are determined by DHS to pose a high level of security risk will be notified by DHS and will be required to prepare and submit Security Vulnerability Assessments and Site Security Plans as well as comply with other regulatory requirements, including those regarding inspections, audits, recordkeeping, and protection of chemical-terrorism vulnerability information. In January 2008, Hiland Partners prepared and submitted to the DHS initial screening surveys for certain facilities operated by them that possess regulated chemicals of interest in excess of the Appendix A threshold levels. Because we are currently awaiting a response from DHS on the extent to which some or all of our surveyed facilities may be determined to present a high level of security risk, the associated costs for complying with this interim rule has not been determined by us, and it is possible that such costs ultimately could be substantial

Title to Properties

        Substantially all of Hiland Partners' pipelines are constructed on rights-of-way granted by the apparent record owners of the property. Lands over which pipeline rights-of-way have been obtained may be subject to prior liens that have not been subordinated to the right-of-way grants. Hiland Partners has obtained, where necessary, license or permit agreements from public authorities and railroad companies to cross over or under, or to lay facilities in or along, waterways, county roads, municipal streets, railroad properties and state highways, as applicable. In some cases, property on which pipelines were built was purchased in fee.

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

        We lease the majority of the surface land on which the gathering systems operate. With respect to the Eagle Chief gathering system, we lease the surface land on which the Eagle Chief processing plant, three of the four compressor stations, a produced water dumping station and the three pumping stations are located. With respect to the Bakken gathering system, we own the land on which the processing plant is located and the land on which the compressor stations are located. In the Worland gathering system, we lease the surface land on which the Worland processing plant and the compressor stations are located. With respect to the Badlands gathering system, we own the land on which the Badlands processing plant is located and we lease the land on which the four compressor sites are located. We lease the surface lands on which the Matli processing plant and compressor station are located and we lease the surface lands on which most of the Kinta Area compressors are located. At the Woodford Shale gathering system, we own the land on which one compressor station is located and lease the surface land on a second compressor station location.

        We believe that we have satisfactory title to all of our assets. Record title to some of our assets may continue to be held by our affiliates until we have made the appropriate filings in the jurisdictions in which such assets are located and obtained any consents and approvals that are not obtained prior to transfer. Title to property may be subject to encumbrances. We believe that none of these encumbrances will materially detract from the value of our properties or from our interest in these properties, nor will they materially interfere with their use in the operation of our business.

        We believe that we either own in fee or have leases, easements, rights-of-way or licenses and have obtained the necessary consents, permits and franchise ordinances to conduct our operations in all material respects.

Office Facilities

        In addition to the pipelines and processing facility discussed above, we occupy approximately 12,358 square feet of space at our executive offices in Enid, Oklahoma, under leases expiring through August 31, 2009. While we may require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future and that additional facilities will be available on commercially reasonable terms as needed.

Employees

        Prior to September 25, 2006, all of Hiland Partners' employees were employees of Hiland Partners GP, LLC, its general partner. On September 25, 2006, concurrent with our initial public offering, Hiland Partners GP Holdings, LLC, our general partner became the employer of all employees. As of December 31, 2007, Hiland Partners GP Holdings, LLC had 108 full-time employees who provide services to us and Hiland Partners. We are not a party to any collective bargaining agreements, and we have not had any significant labor disputes in the past. We believe we have good relations with the employees of Hiland Partners GP Holdings, LLC.

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

        The amount of cash that Hiland Partners can distribute to its partners each quarter, including us, principally depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

  •
  the amount of natural gas gathered on Hiland Partners' pipelines;

  •
  the throughput volumes at Hiland Partners' processing, treating and fractionation plants;

  •
  the price of natural gas;

  •
  the relationship between natural gas and NGL prices;

  •
  the level of Hiland Partners' operating costs;

  •
  the weather in Hiland Partners' operating areas;

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

  •
  debt service requirements;

  •
  fluctuations in working capital needs;

  •
  Hiland Partners' ability to make working capital borrowings under its revolving credit agreement to make distributions;

  •
  prevailing economic conditions; and

  •
  the amount, if any, of cash reserves established by Hiland Partners' general partner for the proper conduct of Hiland Partners' business.

        Because of these factors, Hiland Partners may not have sufficient available cash each quarter to pay distributions at the current level, or any other amount. You should also be aware that the amount of cash that Hiland Partners has available for distribution depends primarily upon its cash flow, including cash flow from financial reserves and working capital borrowings, and is not solely a function of profitability, which will be affected by non-cash items. As a result, Hiland Partners may be able to make cash distributions during periods when Hiland Partners records losses and may not be able to make cash distributions during periods when Hiland Partners records net income, which could adversely effect our ability to pay distributions on our common units.

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

In the future, we may not have sufficient cash to pay our quarterly distribution or to increase distribution

        Because our current exclusive source of operating cash flow consists of cash distributions from Hiland Partners, the amount of distributions we are able to make to our unitholders will fluctuate based on the level of distributions Hiland Partners makes to its partners, including us. We cannot assure you that Hiland Partners will continue to make quarterly distributions at its current level or any other amount, or increase its quarterly distributions in the future. In addition, while we would expect to increase or decrease distributions to our unitholders if Hiland Partners increases or decreases distributions to us, the timing and amount of such changes in distributions, if any, will not necessarily be comparable to the timing and amount of any changes in distributions made by Hiland Partners to us. The reserves established by the board of directors of our general partner for our annual general and administrative expenses of being a public company, our other operating expenses, our debt service requirements, if any, and our future distributions may affect the distributions we make to our unitholders. Prior to making any distributions to our unitholders, we will reimburse our general partner and its affiliates for all direct and indirect expenses incurred by them on our behalf. Our general partner will determine the amount of these reimbursed expenses. The reimbursement of these expenses, in addition to the other factors listed above, could adversely affect the amount of distributions we make to our unitholders. We cannot guarantee that in the future we will be able to pay distributions or that any distributions Hiland Partners does pay to us will allow us to pay distributions at or above current levels.

A substantial portion of our partnership interests in Hiland Partners are subordinated to Hiland Partners' common units, which would result in decreased distributions to us if Hiland Partners is unable to meet its minimum quarterly distribution.

        We own, directly or indirectly, 5,381,471 units representing limited partner interests in Hiland Partners, of which approximately 75.8% are subordinated units and 24.2% are common units. During the subordination period, the subordinated units will not receive any distributions in a quarter until Hiland Partners has paid the minimum quarterly distribution of $0.45 per unit, plus any arrearages in the payment of the minimum quarterly distribution from prior quarters, on all of the outstanding Hiland Partners common units. Distributions on the subordinated units are therefore more uncertain than distributions on Hiland Partners' common units. Furthermore, no distributions may be made on the incentive distribution rights until the minimum quarterly distribution has been paid on all outstanding Hiland Partners units. Therefore, distributions with respect to the incentive distribution rights are even more uncertain than distributions on the subordinated units. Neither the subordinated units nor the incentive distribution rights are entitled to any arrearages from prior quarters. Generally, the subordination period ends, and the subordinated units convert into common units of Hiland Partners, only after March 31, 2010 and only upon the satisfaction of certain financial tests.

Hiland Partners' general partner, with our consent, may limit or modify the incentive distributions we are entitled to receive in order to facilitate Hiland Partners' growth strategy. Our general partner's board of directors can give this consent without a vote of our unitholders.

        We indirectly own the incentive distribution rights in Hiland Partners that entitle us to receive increasing percentages, up to a maximum of 48%, of any cash distributed by Hiland Partners as certain target distribution levels are reached in excess of $0.495 per Hiland Partners unit in any quarter. A substantial portion of the cash flow we receive from Hiland Partners is provided by these incentive distribution rights. The board of directors of Hiland Partners' general partner may reduce the level of the incentive distribution rights payable to us with our consent, which we may provide without the approval of our unitholders if our general partner determines that such reduction does not adversely affect our limited partners in any material respect. For example, the board of directors of Hiland Partners may elect to limit the incentive distribution we are entitled to receive with respect to a particular acquisition or unit issuance by Hiland Partners. This situation could arise if a potential acquisition might not be accretive to Hiland Partners' unitholders if a significant portion of that acquisition's cash flows would be paid as incentive distributions to us. By limiting the level of incentive distributions in connection with a particular acquisition or issuance of Hiland Partners' units, the cash flows associated with such acquisition could be accretive to Hiland Partners' unitholders as well as substantially beneficial to us. Prior to approving such a reduction, the board of directors of Hiland Partners' general partner would be required to consider its fiduciary obligations to Hiland Partners' common unitholders as well as to us. Our partnership agreement specifically permits our general partner to authorize the general partner of Hiland Partners to limit or modify the incentive distribution rights held by us if our general partner determines that such reduction does not adversely affect our limited partners in any material respect. These reductions may be permanent reductions in the incentive distribution rights or may be reductions with respect to cash flows from the potential acquisition. If distributions on the incentive distribution rights were reduced for the benefit of the Hiland Partners common units, the total amount of cash distributions we would receive from Hiland Partners, and therefore the amount of cash distributions we could pay to our unitholders, would be reduced.

A reduction in Hiland Partners' distributions will disproportionately affect the amount of cash distributions to which we are currently entitled.

        Our ownership of the incentive distribution rights in Hiland Partners entitles us to receive our pro rata share of specified percentages of total cash distributions made by Hiland Partners with respect to any particular quarter only in the event that Hiland Partners distributes more than $0.495 per Hiland Partners unit for such quarter. As a result, the holders of Hiland Partners' common units have a priority over the holders of Hiland Partners' incentive distribution rights to the extent of cash distributions by Hiland Partners up to and including $0.495 per unit for any quarter. Our incentive distribution rights entitle us to receive increasing percentages, up to 48%, of all cash distributed by Hiland Partners. The distribution of $0.795 per limited partner unit declared by Hiland Partners for the quarter ended December 31, 2007 entitles us to receive 50% (including our current 2% general partner interest) in addition to cash distributed in respect to our 1,301,471 common and 4,080,000 subordinated units, of the incremental cash distribution from Hiland Partners in excess of its target distribution level of $0.675 per limited partner unit. This means, at the current distribution rate, that we are effectively entitled to 18.4% of all of the cash distributed by Hiland Partners in respect of our general partner interest and incentive distribution rights in addition to cash distributed in respect of our 1,301,471 common and 4,080,000 subordinated units. If Hiland Partners decreases the amount of its distribution from $0.795 to $0.675 per common unit per quarter, we would no longer be entitled to receive 50% of any incremental cash distribution that Hiland Partners makes, and the effective percentage of total cash distributed to which we are entitled in respect of our general partner interest and incentive distribution rights in addition to cash distributed in respect of our limited partner interest will decrease to 8.1%. As a result, any such reduction in quarterly cash distributions from Hiland Partners would have the effect of disproportionately reducing the amount of all distributions that we receive from Hiland Partners based on our ownership interest in the incentive distribution rights in Hiland Partners.

Our ability to meet our financial needs may be adversely affected by our cash distribution policy and our lack of operational assets.

        Our partnership agreement requires us to distribute all of our available cash quarterly. Our only cash generating assets are our direct and indirect ownership interests in Hiland Partners, and we currently have no independent operations separate from those of Hiland Partners. Moreover, as discussed above, a reduction in Hiland Partners' distributions will disproportionately affect the amount of cash distributions we receive. Given that our cash distribution policy is to distribute available cash and not retain it and that our only cash generating assets are direct and indirect ownership interests in Hiland Partners, we may not have enough cash to meet our needs if any of the following events occur:

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

Our unitholders do not elect our general partner or vote on our general partner's directors, and affiliates of our general partner own a sufficient number of our common units to allow them to block any attempt to remove our general partner.

        Unlike the holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management's decisions regarding our business. Our unitholders did not elect our general partner or the directors of our general partner and will have no right to elect our general partner or the directors of our general partner on an annual or other continuing basis in the future. Furthermore, if our unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. Our general partner cannot be removed except upon the vote of the holders of at least 66 2/3% of the outstanding units voting together as a single class. Affiliates of our general partner own 60.6% of our common units. This ownership level will enable our general partner and its affiliates to prevent our general partner's involuntary removal. Our unitholders' voting rights are further restricted by the provision in our partnership agreement stating that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of the general partner, cannot be voted on any matter. In addition, our partnership agreement contains provisions limiting the ability of our unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the ability of our unitholders to influence the manner or direction of our management. As a result of these provisions, the price at which our common units will trade may be lower because of the absence or reduction of a takeover premium in the trading price.

Restrictions in our credit facility could limit our ability to make distributions to our unitholders, borrow additional funds or capitalize on business opportunities.

        Our credit facility contains various operating and financial restrictions and covenants. Our ability to comply with these restrictions and covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If we are unable to comply with these restrictions and covenants, a significant portion of any future indebtedness under our credit facility may become immediately due and payable, and our lenders' commitment to make further loans to us under our credit facility may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our credit facility will be secured by substantially all of our assets, and if we are unable to repay any future indebtedness under our credit facility, the lenders could seek to foreclose on such assets. Our payment of principal and interest on any future indebtedness will reduce our cash available for distribution on our units. Our credit facility will limit our ability to pay distributions to our unitholders if we are not in compliance with our financial covenants, during an event of default or if an event of default would result from the distribution.

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

If distributions on our common units are not paid with respect to any fiscal quarter, our unitholders will not be entitled to receive such payments in the future.

        Our distributions to our unitholders are not cumulative. Consequently, if distributions on our common units are not paid with respect to any fiscal quarter, our unitholders will not be entitled to receive such payments in the future.

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

  •
  our unitholders' proportionate ownership interest in us will decrease;

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

Hiland Partners' unitholders have the right to remove Hiland Partners' general partner with the approval of 66 2/3% of all units, which would cause us to lose our general partner interest and incentive distribution rights in Hiland Partners and the ability to manage Hiland Partners.

        We currently manage Hiland Partners through Hiland Partners GP our wholly-owned subsidiary. Hiland Partners' partnership agreement, however, gives unitholders of Hiland Partners the right to remove the general partner of Hiland Partners upon the affirmative vote of holders of 66 2/3% of Hiland Partners' outstanding units. If Hiland Partners GP, LLC were removed as general partner of Hiland Partners, it would receive cash or common units in exchange for its 2% general partner interest and the incentive distribution rights and would lose its ability to manage Hiland Partners. While the common units or cash we would receive are intended under the terms of Hiland Partners' partnership agreement to fully compensate us in the event such an exchange is required, the value of these common units or investments we make with the cash over time may not be equivalent to the value of the general partner interest and the incentive distribution rights had we retained them.

Our ability to sell our partnership interests in Hiland Partners may be limited by securities law restrictions and liquidity constraints.

        Substantially all of the 1,301,471 common units and 4,080,000 subordinated units of Hiland Partners that we own are unregistered, restricted securities within the meaning of Rule 144 under the Securities Act of 1933. Unless we exercise our registration rights with respect to these common units (including common units we receive upon conversion of the subordinated units), we are limited to selling into the market in any three-month period an amount of Hiland Partners common units that does not exceed the greater of 1% of the total number of common units outstanding or the average weekly reported trading volume of the common units for the four calendar weeks prior to the sale. Furthermore, there is no public market for Hiland Partners' subordinated units and we do not expect one to develop. If we were required to sell subordinated units for any reason, we likely would receive a discount to the current market price of Hiland Partners' common units, and that discount may be substantial. We face contractual limitations on our ability to sell our general partner interest and incentive distribution rights in Hiland Partners and the market for such interests is illiquid.

You may not have limited liability if a court finds that unitholder action constitutes control of our business.

        As a limited partner in a partnership organized under Delaware law, you could be held liable for our obligations to the same extent as a general partner if a court determined that the right or the exercise of the right by our unitholders as a group to remove or replace our general partner, to approve some amendments to the partnership agreement or to take other action under our partnership agreement constituted participation in the "control" of our business. Our general partner generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to our general partner. Additionally, the limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in many jurisdictions. Under certain circumstances, our unitholders may have to repay amounts wrongfully distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, neither we nor Hiland Partners may make a distribution to our unitholders if the distribution would cause our or Hiland Partners' respective liabilities to exceed the fair value of our respective assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the partnership for the distribution amount. Liabilities to partners on account of their partnership interest and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

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

The market price of our common units may be volatile, and the trading market for our common units may not provide you with adequate liquidity.

        The market price of our common units could be subject to significant fluctuations, and may decline below the initial public offering price. You may not be able to resell your common units at or above the initial public offering price. The following factors could affect our common unit price:

  •
  the amount of Hiland Partners' distribution to its partners, including us;

  •
  Hiland Partners' operating and financial performance and prospects;

  •
  quarterly variations in the rate of growth of Hiland Partners' financial indicators, such as revenue, net income and cash flow;

  •
  changes in revenue, net income or cash flow estimates or publication of research reports by analysts;

  •
  level of investor interest in purchasing our common units due to the very limited number of publicly traded entities whose assets consist exclusively of general partner interests in a publicly traded limited partnership;

  •
  speculation in the press or investment community;

  •
  sales of our common units by us or our unitholders, including Contributing Parties;

  •
  actions by our unitholders;

  •
  announcements by Hiland Partners or its competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

  •
  lack of liquidity, which may result in wide bid-ask spreads and limit the number of investors who are able to buy our common units;

  •
  fluctuations in Hiland Partners' common unit price;

  •
  interest rates;

  •
  general market conditions; and

  •
  domestic and international economic, legal and regulatory factors unrelated to our performance.

The equity markets in general experience extreme volatility that often is unrelated to the operating performance of particular companies and partnerships. These broad market fluctuations may adversely affect the trading price of our common units.

The amount of cash that we will be able to distribute to you will be reduced by the incremental costs associated with our being a public company, other general and administrative expenses and any reserves that our general partner determines, in good faith, are necessary or appropriate to provide for the conduct of our business, compliance with law or agreements and future distributions.

        Before we can pay distributions to our unitholders, we must first pay or reserve funds for our expenses, including the costs of being a public company. Furthermore, our general partner may, in good faith, establish cash reserves to provide for future debt service requirements, if any, and to afford us the ability to make future distributions during periods of limited cash flows. In addition, in the event that Hiland Partners issues additional common units, Hiland Partners GP, LLC, our wholly-owned subsidiary, has the right to make a capital contribution in order to maintain its 2% general partner interest in Hiland Partners. Our general partner may also reserve funds to enable Hiland Partners GP, LLC to make such a capital contribution. Our expenses and the reserves established by our general partner will reduce our cash available for distribution to you.

Hiland Partners may issue additional common units or other equity securities, which may increase the risk that Hiland Partners will not have sufficient available cash to maintain or increase its cash distribution level.

        Hiland Partners has wide latitude to issue additional Hiland Partners common units on the terms and conditions established by Hiland Partners' general partner. The payment of distributions on these additional Hiland Partners common units may increase the risk that Hiland Partners will be unable to maintain or increase its quarterly cash distribution per unit, which in turn may reduce the amount of incentive distributions we receive and the available cash that we have to distribute to our unitholders.

If Hiland Partners' general partner is not fully reimbursed or indemnified for obligations and liabilities it incurs in managing the business and affairs of Hiland Partners, it may not be able to satisfy its obligations, and its cash flows will be reduced, which will in turn reduce distributions to you.

        The general partner of Hiland Partners and its affiliates may make expenditures on behalf of Hiland Partners for which they will seek reimbursement from Hiland Partners. In addition, under Delaware partnership law, the general partner, in its capacity as the general partner of Hiland Partners, has unlimited liability for the obligations of Hiland Partners, such as its debts and environmental liabilities, except for those contractual obligations of Hiland Partners that are expressly made without recourse to the general partner. For example, Hiland Partners' credit facility and certain of its gas purchase agreements do not contain such an express non-recourse contractual provision, and Hiland Partners may, from time to time, enter into other agreements that do not contain such provisions. To the extent Hiland Partners GP, LLC incurs obligations on behalf of Hiland Partners, it is entitled to be reimbursed or indemnified by Hiland Partners. If Hiland Partners does not reimburse or indemnify its general partner, Hiland Partners GP, LLC may be unable to satisfy these liabilities or obligations, which would reduce its cash flows, which will in turn reduce distributions to you.

Risks Inherent in Hiland Partners' Business

        Because we are substantially dependent on the distributions we receive from Hiland Partners, risks to Hiland Partners' operations are also risks to us. We have set forth below risks to Hiland Partners' business and operations, the occurrence of which could negatively impact its financial performance and decrease the amount of cash it is able to distribute to us.

A significant decrease in natural gas production in Hiland Partners' areas of operation would reduce Hiland Partners' ability to make distributions to its unitholders, including us.

        Hiland Partners' gathering systems are connected to natural gas reserves and wells from which the production will naturally decline over time, which means that cash flows associated with these wells will also decline over time. To maintain or increase throughput levels on its gathering systems and the utilization rate at its processing plants and its treatment and fractionation facilities, Hiland Partners must continually obtain new natural gas supplies. Hiland Partners' ability to obtain additional sources of natural gas depends in part on the level of successful drilling activity near its gathering systems. Fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of new oil and natural gas reserves. Drilling activity generally decreases as oil and natural gas prices decrease. Natural gas prices have been high in recent years compared to historical periods. Hiland Partners has no control over the level of drilling activity in its areas of operations, the amount of reserves associated with the wells or the rate at which production from a well will decline. In addition, Hiland Partners has no control over producers or their production decisions, which are affected by, among other things, prevailing and projected energy prices, demand for hydrocarbons, the level of reserves, geological considerations, governmental regulations and the availability and cost of capital. Because Hiland Partners' new sources of supply are often obtained from the associated gas that is produced in connection with oil drilling operations, declines in oil prices, even without a commensurate decline in prices for natural gas, can adversely affect its ability to obtain new gas supplies.

If Hiland Partners fails to obtain new sources of natural gas supply, its revenues and cash flow may be adversely affected, and its ability to make distributions to its unitholders, including us, may be reduced.

        Hiland Partners faces competition in acquiring new natural gas supplies and may not be able to obtain additional contracts for natural gas supplies. Competition for natural gas supplies is primarily based on the location of pipeline facilities, pricing arrangements, reputation, efficiency, flexibility and reliability. Hiland Partners' major competitors for natural gas supplies and markets include (1) Anadarko Petroleum Corp., Mustang Fuel Corporation and Duke Energy Field Services LLC at the Eagle Chief gathering system, (2) Enogex, Inc. at the Matli gathering system, (3) Bear Paw Energy, a subsidiary of ONEOK Partners, L.P., at the Badlands and Bakken gathering systems, (4) CenterPoint Energy Field Services at the Kinta Area gathering system and (5) MarkWest Energy Partners, Enogex, Inc. and Copano Energy L.L.C. at the Woodford Shale gathering system. Many of Hiland Partners' competitors have greater financial resources than Hiland Partners does, which may better enable them to pursue additional gathering and processing opportunities.

Hiland Partners depends on certain key producers for a significant portion of its supply of natural gas and the loss of any of these key producers could reduce Hiland Partners' supply of natural gas and adversely affect its financial results.

        For the year ended December 31, 2007, CLR, Chesapeake Energy and Enerplus Resources (USA) Corporation supplied Hiland Partners with approximately 37%, 21% and 12%, respectively, of its total natural gas volumes purchased. BP America Production Company and Chesapeake Energy supplied Hiland Partners with approximately 48% and 14%, respectively, of its natural gas volumes gathered. Each of its natural gas gathering systems is dependent on one or more of these producers. To the extent that these producers reduce the volumes of natural gas that they supply as a result of competition or otherwise, we would be adversely affected unless we were able to acquire comparable supplies of natural gas on comparable terms from other producers, which may not be possible in areas where the producer that reduces its volumes is the primary producer in the area.

If Hiland Partners does not make acquisitions on economically acceptable terms, its future growth may be limited.

        Hiland Partners' ability to grow depends in part on its ability to make acquisitions that result in an increase in the cash generated from operations per unit. If Hiland Partners is unable to make these accretive acquisitions either because it is: (1) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them, (2) unable to obtain financing for these acquisitions on economically acceptable terms, or (3) outbid by competitors, then Hiland Partners' future growth and ability to increase distributions may be limited. Furthermore, even if Hiland Partners does make acquisitions that it believes will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations per unit and reduce our cash available to pay distributions. Any acquisition involves potential risks, including, among other things:

  •
  mistaken assumptions about revenues and costs, including synergies;

  •
  an inability to integrate successfully the businesses acquired;

  •
  the assumption of unknown liabilities;

  •
  limitations on rights to indemnity from the seller;

  •
  the diversion of management's attention from other business concerns;

  •
  unforeseen difficulties operating in new product areas or new geographic areas; and

  •
  customer or key employee losses at the acquired businesses.

If Hiland Partners consummates any future acquisitions, its capitalization and results of operations may change significantly, and you will not have the opportunity to evaluate the economic, financial and other relevant information that Hiland Partners will consider in determining the application of these funds and other resources. Hiland Partners' acquisition strategy is based, in part, on its expectation of ongoing divestitures of midstream assets by large industry participants. A material decrease in such divestitures would limit Hiland Partners' opportunities for future acquisitions and could adversely affect its operations and cash flows available for distribution to unitholders.

Hiland Partners' ability to engage in construction projects and to make acquisitions will require access to a substantial amount of capital.

        Hiland Partners' ability to engage in construction projects or to make acquisitions is dependent on obtaining adequate sources of outside financing, including commercial borrowings and other debt and common unit issuances. While the initial funding of Hiland Partners' acquisitions may consist of debt financing, Hiland Partners' financial strategy is to finance acquisitions approximately equally with equity and debt, and Hiland Partners would expect to repay such debt with proceeds of equity issuances to achieve this relatively balanced financing ratio. If Hiland Partners is unable to finance its growth through external sources or is unable to achieve its targeted debt/equity ratios, or if the cost of such financing is higher than expected, Hiland Partners may be required to forgo certain construction projects or acquisition opportunities or such construction projects or acquisition opportunities may not result in expected increases in distributable cash flow. Accordingly, the inability of Hiland Partners to obtain adequate sources of financing on economically acceptable terms may limit Hiland Partners' growth opportunities, which could have a negative impact on our cash available to pay distributions.

Hiland Partners generally does not obtain independent evaluations of natural gas reserves dedicated to it gathering systems; therefore, volumes of natural gas gathered on its gathering systems in the future could be less than anticipated.

        Hiland Partners generally does not obtain independent evaluations of natural gas reserves connected to its gathering systems due to the unwillingness of producers to provide reserve information as well as the cost of such evaluations. Accordingly, Hiland Partners does not have estimates of total reserves dedicated to its systems or the anticipated life of such reserves. If the total reserves or estimated life of the reserves connected to Hiland Partners' gathering systems is less than anticipated and Hiland Partners is unable to secure additional sources of natural gas, then the volumes of natural gas gathered on its gathering systems in the future could be less than anticipated. A decline in the volumes of natural gas gathered on its gathering systems would have an adverse effect on Hiland Partners' results of operations, financial condition and ability to make distributions.

Hiland Partners is exposed to the credit risks of its key customers, and any material nonpayment or nonperformance by these key customers could reduce Hiland Partners' ability to make distributions to its unitholders.

        Hiland Partners is subject to risks of loss resulting from nonpayment or nonperformance by its customers. Any material nonpayment or nonperformance by its key customers could reduce Hiland Partners' ability to make distributions to its unitholders. Furthermore, some of Hiland Partners' customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to Hiland Partners.

Hiland Partners' cash flow is affected by the volatility of natural gas and NGL product prices, which could adversely affect its ability to make distributions to its unitholders.

        Hiland Partners is subject to significant risks due to frequent and often substantial fluctuations in commodity prices. In the past, the prices of natural gas and NGLs have been extremely volatile, and this volatility is expected to continue. The markets and prices for natural gas and NGLs depend upon factors beyond Hiland Partners' control. These factors include demand for oil, natural gas and NGLs, which fluctuate with changes in market and economic conditions and other factors, including:

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

Hiland Partners operates under two types of contractual arrangements under which its midstream segment margin is exposed to increases and decreases in the price of natural gas and NGLs: percentage-of-proceeds and percentage-of-index arrangements. Under percentage-of-proceeds arrangements, Hiland Partners generally purchases natural gas from producers for an agreed percentage-of-proceeds or upon an index-related price, and then sells the resulting residue gas and NGLs or NGL products at index-related prices. Under percentage-of-index arrangements, Hiland Partners purchases natural gas from producers at a fixed percentage of the index price for the natural gas they produce and subsequently sells the residue gas and NGLs or NGL products at market prices. Under both of these types of contracts Hiland Partners' revenues and total segment margin increase or decrease, whichever is applicable, as the price of natural gas and NGLs fluctuates.

Hiland Partners may not successfully balance its purchases of natural gas and its sales of residue gas and NGLs, which increases its exposure to commodity price risks.

        Hiland Partners may not be successful in balancing its purchases and sales. In addition, a producer could fail to deliver promised volumes or deliver in excess of contracted volumes, or a purchaser could purchase less than contracted volumes. Any of these actions could cause Hiland Partners' purchases and sales not to be balanced. If Hiland Partners' purchases and sales are not balanced, it will face increased exposure to commodity price risks and could have increased volatility in operating income.

Hiland Partners' construction of new assets or the expansion of existing assets may not result in revenue increases and is subject to regulatory, environmental, political, legal and economic risks, which could adversely affect results of operations and financial condition.

        One of the ways Hiland Partners may grow its business is through the construction of new midstream assets or the expansion of existing systems. The construction of additions or modifications to existing systems, and the construction of new midstream assets involve numerous regulatory, environmental, political and legal uncertainties beyond Hiland Partners' control and require the expenditure of significant amounts of capital. If Hiland Partners undertakes these projects, they may not be completed on schedule at the budgeted cost, or at all. Moreover, revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if Hiland Partners expands a new pipeline, the construction may occur over an extended period of time, and Hiland Partners will not receive any material increases in revenues until the project is completed. Moreover, Hiland Partners may construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize. Since Hiland Partners is not engaged in the exploration for and development of oil and natural gas reserves, it often does not have access to estimates of potential reserves in an area prior to constructing facilities in such area. To the extent Hiland Partners relies on estimates of future production in its decision to construct additions to its systems, such estimates may prove to be inaccurate because there are numerous uncertainties inherent in estimating quantities of future production. As a result, new facilities may not be able to attract enough throughput to achieve expected investment return, which could adversely affect Hiland Partners' results of operations, financial condition and ability to make distributions.

A change in the characterization of some of Hiland Partners' assets by federal, state or local regulatory agencies or a change in policy by those agencies may result in increased regulation of Hiland Partners' assets, which may cause its revenues to decline and operating expenses to increase.

        Hiland Partners' gathering facilities are exempt from Federal Energy Regulatory Commission, or FERC, jurisdiction under the Natural Gas Act of 1938, or NGA, but FERC regulation still affects Hiland Partners' business and the market for its products. FERC's policies and practices across the range of its natural gas regulatory activities, including, for example, its policies on open access transportation, ratemaking, capacity release, and market center promotion, indirectly affect intrastate markets. In recent years, FERC has pursued pro-competitive policies in its regulation of interstate natural gas pipelines. However, we cannot assure you that FERC will continue this approach as it considers matters such as pipeline rates and rules and policies that may affect rights of access to natural gas transportation capacity. In addition, the distinction between FERC-regulated transmission service and federally unregulated gathering services is the subject of regular litigation, so, in such a circumstance, the classification and regulation of some of Hiland Partners' gathering facilities may be subject to change based on future determinations by the FERC and the courts. Other state and local regulations also affect Hiland Partners' business. Hiland Partners' gathering lines are subject to ratable take and common purchaser statutes in states in which it operates. Ratable take statutes generally require gatherers to take, without undue discrimination, natural gas production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer. These statutes restrict Hiland Partners' right as an owner of gathering facilities to decide with whom it contracts to purchase or transport natural gas. Federal law leaves any economic regulation of natural gas gathering to the states. States in which Hiland Partners operates have adopted complaint based regulation of natural gas gathering activities, which allows natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to natural gas gathering access and rate discrimination. While Hiland Partners' proprietary gathering lines currently are subject to limited state regulation, there is a risk that state laws will be changed, which may give producers a stronger basis to challenge proprietary status of a line, or the rates, terms and conditions of a gathering line providing transportation service.

Hiland Partners may incur significant costs and liabilities in the future resulting from a failure to comply with new or existing environmental regulations or an accidental release of hazardous substances into the environment.

        Hiland Partners' operations are subject to stringent and complex federal, state and local environmental laws and regulations governing the discharge of substances into the environment and environmental protection. These laws and regulations require Hiland Partners to acquire permits to conduct regulated activities, to incur capital expenditures to limit or prevent releases of substances from its facilities, and to respond to liabilities for pollution resulting from its operations. Governmental authorities enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions. Failure to comply with these laws and regulations or newly adopted laws or regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or wastes into the environment.

        There is inherent risk of the incurring significant environmental costs and liabilities in Hiland Partners' business due to its handling of natural gas, NGLs and wastes, the release of water discharges or air emissions related to its operations, and historical industry operations and waste disposal practices conducted by us or predecessors operators. For example, an accidental release from one of Hiland Partners' pipelines or processing facilities could subject it to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage, and fines or penalties for related violations of environmental laws or regulations. Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase Hiland Partners' compliance costs and the cost of any remediation that may become necessary. Hiland Partners may not be able to recover some or any of these costs from insurance.

If Hiland Partners is unable to obtain new rights-of-way or the cost of renewing existing rights-of-way increases, then it may be unable to fully execute its growth strategy, its cash flows and ability to make distributions could be adversely affected.

        The construction of additions to Hiland Partners' existing gathering assets may require it to obtain new rights-of-way prior to constructing new pipelines. Hiland Partners may be unable to obtain such rights-of-way to connect new natural gas supplies to its existing gathering lines or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for Hiland Partners to obtain new rights-of-way or to renew existing rights-of-way. If the cost of obtaining new rights-of-way or renewing existing rights-of-way increases, Hiland Partners' cash flows and cash available for distribution could be adversely affected.

If Hiland Partners fails to renew any of its significant contracts as they expire under the terms of the particular agreement, its revenues and cash flow may be adversely affected and its ability to make distributions to its unitholders or service its debt may be reduced.

        If Hiland Partners fails to renew any of its significant natural gas sales contracts, NGL sales arrangements, hedging contracts, natural gas purchase and gathering contracts or its compression services agreement as they expire under the terms of the particular agreement, Hiland Partners would be adversely affected unless Hiland Partners were able to replace such contract with a contract containing similar terms. For example, its compression services agreement with CLR has an initial term ending January 28, 2009 and will thereafter automatically renew for additional one-month terms unless terminated by either party by giving notice at least 15 days prior to the end of the then current term. If CLR elects to terminate the agreement and Hiland Partners fails to renew the agreement with CLR, it would be adversely affected unless Hiland Partners were able to provide air and water compression services to other parties in the area where its air and compression facilities are located.

Hiland Partners' business involves many hazards and operational risks, some of which may not be fully covered by insurance. If a significant accident or event occurs that is not fully insured, its operations and financial results could be adversely affected.

        Hiland Partners' operations are subject to the many hazards inherent in the gathering, treating, processing and fractionation of natural gas and NGLs, including:

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

        These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of Hiland Partners' related operations. A natural disaster or other hazard affecting the areas in which Hiland Partners operates could have a material adverse effect on its operations. Hiland Partners is not fully insured against all risks incident to its business. In accordance with typical industry practice, Hiland Partners does not have any property insurance on any of its underground pipeline systems that would cover damage to the pipelines. Hiland Partners is not insured against all environmental accidents that might occur, other than those considered to be sudden and accidental. In addition, Hiland Partners does not have business interruption insurance. If a significant accident or event occurs that is not fully insured, it could adversely affect Hiland Partners' operations and financial condition.

Restrictions in Hiland Partners' credit facility limits its ability to make distributions and may limit its ability to capitalize on acquisition and other business opportunities.

        Hiland Partners' credit facility contains various covenants limiting its ability to incur indebtedness, grant liens, engage in transactions with affiliates, make distributions to its unitholders and capitalize on acquisition or other business opportunities. It also contains covenants requiring Hiland Partners to maintain certain financial ratios and tests. Hiland Partners is prohibited from making any distribution to unitholders if such distribution would cause a default or an event of default under its credit facility. Any subsequent refinancing of Hiland Partners' current indebtedness or any new indebtedness could have similar or greater restrictions. As of December 31, 2007, Hiland Partners' total outstanding long-term indebtedness was approximately $221.1 million, all under its senior secured revolving credit facility. Payments of principal and interest on the indebtedness will reduce the cash available for distribution on Hiland Partners' units.

Due to Hiland Partners' lack of asset diversification, adverse developments in its midstream operations would reduce its ability to make distributions to its unitholders.

        Hiland Partners relies exclusively on the revenues generated from its gathering, dehydration, treating, processing, fractionation and compression services businesses, and as a result, its financial condition depends upon prices of, and continued demand for, natural gas and NGLs. Due to Hiland Partners' lack of diversification in asset type, an adverse development in one of these businesses would have a significantly greater impact on Hiland Partners' financial condition and results of operations than if it maintained more diverse assets.

Increases in interest rates could adversely impact Hiland Partners' unit price and its ability to issue additional equity, make acquisitions, reduce debt or finance internal growth projects.

        If the overall economy strengthens, it is possible that monetary policy will tighten further, resulting in higher interest rates to counter possible inflation. Interest rates on future credit facilities and debt offerings could be higher than current levels, causing Hiland Partners' financing costs to increase accordingly. As with other yield-oriented securities, Hiland Partners' unit price is impacted by the level of its cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank related yield oriented securities for investment decision making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in Hiland Partners' units, and a rising interest rate environment could have an adverse impact on Hiland Partners' unit price and its ability to issue additional equity to make acquisitions, reduce debt or finance internal growth projects.

Hiland Partners' hedging activities may have a material adverse effect on its earnings, profitability, cash flows and financial condition.

        Hiland Partners utilizes derivative financial instruments related to the future price of natural gas and the future price of NGLs with the intent of reducing volatility in its cash flows due to fluctuations in commodity prices. While Hiland Partners' hedging activities are designed to reduce commodity price risk, Hiland Partners remains exposed to fluctuations in commodity prices to some extent. The extent of Hiland Partners' commodity price exposure is related largely to the effectiveness and scope of its hedging activities. For example, the derivative instruments Hiland Partners utilizes are based on posted market prices, which may differ significantly from the actual natural gas prices or NGLs prices that Hiland Partners realizes in its operations. Furthermore, Hiland Partners' hedges relate to only a portion of the volume of its expected sales and, as a result, Hiland Partners will continue to have direct commodity price exposure to the unhedged portion. Hiland Partners' actual future sales may be significantly higher or lower than estimated at the time it entered into derivative transactions for such period. If the actual amount is higher than estimated, Hiland Partners will have greater commodity price exposure than intended. If the actual amount is lower than the amount that is subject to Hiland Partners' derivative financial instruments, Hiland Partners might be forced to satisfy all or a portion of its derivative transactions without the benefit of the cash flow from its sale or purchase of the underlying physical commodity, resulting in a substantial diminution of liquidity. As a result of these factors, Hiland Partners' hedging activities may not be as effective as intended in reducing the volatility of its cash flows, and in certain circumstances may actually increase the volatility of its cash flows, which could adversely affect its ability to make distributions to unitholders, including us. In addition, Hiland Partners' hedging activities are subject to the risks that a counterparty may not perform its obligation under the applicable derivative instrument, the terms of the derivative instruments are imperfect, and Hiland Partners' hedging procedures may not be properly followed. We cannot assure you that the steps Hiland Partners takes to monitor its derivative financial instruments will detect and prevent violations of its risk management policies and procedures, particularly if deception or other intentional misconduct is involved.

Terrorist attacks, and the threat of terrorist attacks, have resulted in increased costs to Hiland Partners' business. Continued hostilities in the Middle East or other sustained military campaigns may adversely impact Hiland Partners' results of operations.

        The long-term impact of terrorist attacks, such as the attacks that occurred on September 11, 2001, and the threat of future terrorist attacks on the energy transportation industry in general, and on Hiland Partners in particular, is not known at this time. Increased security measures taken by Hiland Partners as a precaution against possible terrorist attacks have resulted in increased costs to its business. Uncertainty surrounding continued hostilities in the Middle East or other sustained military campaigns may affect Hiland Partners' operations in unpredictable ways, including the disruption of markets for natural gas, NGLs and NGL products, and the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror. Changes in the insurance markets attributable to terrorist attacks may make certain types of insurance more difficult for Hiland Partners to obtain. Moreover, the insurance that may be available to Hiland Partners may be significantly more expensive than its existing insurance coverage. Instability in the financial markets as a result of terrorism or war could also affect Hiland Partners' ability to raise capital.

Risks Related to Conflicts of Interest

        Harold Hamm controls our general partner, which has sole responsibility for conducting our business and managing our operations. Affiliates of Harold Hamm and our general partner have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to your detriment.

        Contributing Parties directly or indirectly own a 60.6% limited partner interest in us. In addition, Harold Hamm controls our general partner. Conflicts of interest may arise between Contributing Parties and their affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

  •
  Harold Hamm and his affiliates control CLR; neither our partnership agreement nor any other agreement requires CLR to pursue a business strategy that favors us;

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

Although we control and manage Hiland Partners through our ownership of its general partner, Hiland Partners' general partner owes fiduciary duties to Hiland Partners and Hiland Partners' unitholders, which may conflict with our interests.

        Conflicts of interest exist and may arise in the future as a result of the relationships between us and our affiliates, including Hiland Partners' general partner, on the one hand, and Hiland Partners and its limited partners, on the other hand. The directors and officers of Hiland Partners' general partner have fiduciary duties to manage Hiland Partners in a manner beneficial to us, its owner. At the same time, Hiland Partners' general partner has a fiduciary duty to manage Hiland Partners in a manner beneficial to Hiland Partners and its limited partners. The board of directors of Hiland Partners' general partner will resolve any such conflict and has broad latitude to consider the interests of all parties to the conflict. The resolution of these conflicts may not always be in our best interest or that of our unitholders. For example, conflicts of interest may arise in the following situations:

  •
  the allocation of shared overhead expenses to Hiland Partners and us;

  •
  the terms and conditions of any contractual agreements between us and our affiliates, on the one hand, and Hiland Partners, on the other hand;

  •
  the interpretation and enforcement of contractual obligations between us and our affiliates, on the one hand, and Hiland Partners, on the other hand;

  •
  the determination of the amount of cash to be distributed to Hiland Partners' unitholders and the amount of cash to be reserved for the future conduct of Hiland Partners' business;

  •
  the decision whether Hiland Partners should make acquisitions and on what terms; and

  •
  the determination of whether Hiland Partners should use cash on hand, borrow or issue equity to raise cash to finance acquisitions or expansion capital projects, repay indebtedness, meet working capital needs, pay distributions to Hiland Partners' unitholders or otherwise.

The fiduciary duties of our general partner's officers and directors may conflict with those of Hiland Partners GP, LLC, Hiland Partners' general partner.

        Conflicts of interest may arise because of the relationships between Hiland Partners' general partner, Hiland Partners and us. Our general partner's directors and officers have fiduciary duties to manage our business in a manner beneficial to us, our unitholders and the owners of our general partner. Some of our general partner's directors and all of its officers are also directors and officers of Hiland Partners' general partner, and have fiduciary duties to manage the business of Hiland Partners in a manner beneficial to Hiland Partners and Hiland Partners' unitholders. The resolution of these conflicts may not always be in our best interest or that of our unitholders.

Our partnership agreement limits our general partner's fiduciary duties to us and our unitholders and restricts the remedies available to our unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

        Our partnership agreement contains provisions that reduce the standards to which our general partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement:

  •
  permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any limited partner. Examples include the exercise of our general partner's limited call right, its rights to vote or transfer the units it owns, its registration rights and its determination whether or not to consent to any merger or consolidation of our partnership or amendment to our partnership agreement;

  •
  provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith, meaning it believed the decisions were in the best interests of our partnership;

  •
  generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the audit and conflicts committees of the board of directors of our general partner and not involving a vote of unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or be "fair and reasonable" to us and that, in determining whether a transaction or resolution is "fair and reasonable," our general partner may consider the totality of the relationships among the parties involved, including other transactions that may be particularly advantageous or beneficial to us;

  •
  provides that in resolving conflicts of interest, it will be presumed that in making its decision the general partner acted in good faith, and in any proceeding brought by or on behalf of any limited partner or us, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption; and

  •
  provides that our general partner and its officers and directors will not be liable for monetary damages to us, our limited partners for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that the general partner or those other persons acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that such person's conduct was criminal.

        In order to become a limited partner of our partnership, our unitholders are required to agree to be bound by the provisions in the partnership agreement, including the provisions discussed above.

Our general partner's affiliates may compete with us.

        Our partnership agreement provides that our general partner will be restricted from engaging in any business activities other than acting as our general partner and those activities incidental to its ownership of interests in us. While Harold Hamm and his affiliates, including CLR, are prohibited through February 2010, subject to certain exceptions, from engaging in, whether by acquisition, construction, investment in debt or equity interests of any person or otherwise, the business of gathering, treating, processing and transportation of natural gas in North America, the transportation and fractionation of NGLs in North America, and constructing, buying or selling any assets related to the foregoing businesses, nothing prohibits Harold Hamm or his affiliates, including CLR, from competing with us in other business opportunities. If Harold Hamm and his affiliates compete with us or Hiland Partners, our results of operations and cash available for distribution may be adversely affected.

Our ability to obtain debt financing will be affected by Hiland Partners' and Hiland Holdings GP's credit ratings.

        If we decide to obtain our own credit rating, any future downgrading of Hiland Partners' or Hiland Holdings GP's credit rating would likely also result in a downgrading of our credit rating. Regardless of whether we have our own credit rating, a downgrading of Hiland Partners' or Hiland Holdings GP's credit rating could limit our ability to obtain financing in the future upon favorable terms, if at all.

All of our executive officers face conflicts in the allocation of their time to our business.

        Our general partner shares officers and administrative personnel with Hiland Partners' general partner to operate both our business and Hiland Partners' business. Our general partner's officers, who are also the officers of Hiland Partners' general partner, will allocate the time they and our general partner's other employees spend on our behalf and on behalf of Hiland Partners. These officers face conflicts regarding the allocation of their and our other employees' time, which may adversely affect our or Hiland Partners' results of operations, cash flows and financial condition. These allocations may not necessarily be the result of arm's-length negotiations between Hiland Partners' general partner and our general partner.

Our general partner has a limited call right that may require you to sell your common units at an undesirable time or price.

        If at any time more than 80% of our outstanding common units are owned by our general partner and its affiliates, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the remaining common units held by unaffiliated persons at a price not less than their then-current market price. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your common units. Affiliates of our general partner own 60.6% of our total common units.

Tax Risks to Our Common Unitholders

        If we or Hiland Partners were to be treated as a corporation for federal income tax purposes, or we were to become subject to additional amounts of entity level taxation for state tax purposes, taxes paid, if any, would reduce the amount of cash available for distribution to you.

        The value of our investment in Hiland Partners depends largely on Hiland Partners being treated as a partnership for federal income tax purposes, which requires that 90% or more of Hiland Partners' gross income for every taxable year consist of qualifying income, as defined in Section 7704 of the Internal Revenue Code. Hiland Partners may not meet this requirement or current law may change so as to cause, in either event, Hiland Partners to be treated as a corporation for federal income tax purposes or otherwise subject to federal income tax. Moreover, the anticipated after-tax benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the Internal Revenue Services, or IRS, on this or any other matter affecting us.

        Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. Although we do not believe based upon our current operations that we are so treated, a change in our business (or a change in current law) could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

        If Hiland Partners were treated as a corporation for federal income tax purposes, it would pay federal income tax on its taxable income at the corporate tax rate, which is currently a maximum of 35%and would likely pay state income tax at varying rates. Distributions to us would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to us. As a result, there would be a material reduction in our anticipated cash flow and distributions to you, likely causing a substantial reduction in the value of our units. If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate. Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced. Thus, treatment of us as a corporation would result in a material reduction in our anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our units.

        Current law may change, causing us or Hiland Partners to be treated as a corporation for federal income tax purposes or otherwise subjecting us or Hiland Partners to entity level taxation. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. For example, Hiland Partners is required to pay Texas franchise tax at a maximum effective rate of 0.7% of our gross income apportioned to Texas in the prior year. Imposition of such a tax on us or Hiland Partners by Texas, or any other state, will reduce our cash available for distribution to you. Hiland Partners' partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects Hiland Partners to taxation as a corporation or otherwise subjects Hiland Partners to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts will be adjusted to reflect the impact of that law on Hiland Partners. Likewise, our cash distributions will be reduced if we or Hiland Partners are subjected to any form of an entity-level taxation.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

        The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, members of Congress recently began considering substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships, including us. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible for us or Hiland Partners to be treated as a partnership for U.S. federal income tax purposes, affect or cause us to change our business activities, affect the tax considerations of an investment in us, change the character or treatment of portions of our income and adversely affect an investment in our common units. We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

If the IRS contests the federal income tax positions we or Hiland Partners take, the market for our common units or Hiland Partners' limited partner units may be adversely impacted, and the costs of any contest will reduce cash available for distribution to our unitholders.

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

Tax gain or loss on the disposition of our common units could be more or less than expected.

        If you sell your common units, you will recognize a gain or loss equal to the difference between the amount realized and your tax basis in those common units. Because distributions in excess of your allocable share of our net taxable income decrease your tax basis in your common units, the amount, if any, of such prior excess distributions with respect to the units you sell will, in effect, become taxable income to you if you sell such units at a price greater than your tax basis in those units, even if the price you receive is less than your original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder's share of our nonrecourse liabilities, if you sell your units, you may incur a tax liability in excess of the amount of cash you receive from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

        Investment in units by tax-exempt entities, including employee benefit plans and individual retirement accounts (known as IRAs) and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to such a unitholder. Distributions to non-U.S. persons will be reduced by withholding taxes imposed at the highest effective applicable tax rate, and non-U.S. persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income. If you are a tax exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.

We treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of our common units.

        Because we cannot match transferors and transferees of common units, we have adopted depreciation and amortization positions that may not conform with all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain on the sale of common units and could have a negative impact on the value of our common units or result in audits of and adjustments to our unitholders' tax returns.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The IRS may challenge this treatment, and, if successful, we would be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

        We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. If the IRS, were to successfully challenge this method or new Treasury Regulations were issued, we could be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are loaned to a "short seller" to cover a short sale of units may be considered as having disposed of those units. If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

        Because a unitholder whose units are loaned to a "short seller" to cover a short sale of units may be considered as having disposed of the loaned units, he may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

We have adopted certain valuation methodologies that could result in a shift of income, gain, loss and deduction between the general partner and the unitholders. The IRS may successfully challenge this treatment, which could adversely affect the value of the common units.

        When we or Hiland Partners issue additional units or engage in certain other transactions, Hiland Partners determines the fair market value of its assets and allocates any unrealized gain or loss attributable to such assets to the capital accounts of Hiland Partners' unitholders and us. Although Hiland Partners may from time to time consult with professional appraisers regarding valuation matters, including the valuation of its assets, Hiland Partners makes many of the fair market value estimates of its assets itself using a methodology based on the market value of its common units as a means to measure the fair market value of its assets. Hiland Partners' methodology may be viewed as understating the value of Hiland Partners' assets. In that case, there may be a shift of income, gain, loss and deduction between certain Hiland Partners unitholders and us, which may be unfavorable to such Hiland Partners unitholders. Moreover, under our current valuation methods, subsequent purchasers of our common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to Hiland Partners' intangible assets and a lesser portion allocated to Hiland Partners' tangible assets. The IRS may challenge Hiland Partners' valuation methods, or our or Hiland Partners' allocation of Section 743(b) adjustment attributable to Hiland Partners' tangible and intangible assets, and allocations of income, gain, loss and deduction between us and certain of Hiland Partners' unitholders.

        A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders' sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders' tax returns without the benefit of additional deductions.

The sale or exchange of 50% or more of our capital and profits interests, or the capital and profits interests in Hiland Partners during any twelve-month period will result in the termination of our partnership or Hiland Partners for federal income tax purposes.

        We will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1) for one fiscal year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.

You will likely be subject to state and local taxes and return filing requirements in states where you do not live as a result of investing in our common units.

        In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we or Hiland Partners conduct business or own property now or in the future, even if our unitholders do not reside in any of those jurisdictions. Our unitholders likely will be required to file state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. Hiland Partners currently does business or owns property in various states, most of which impose income tax on individuals, corporations and other entities. As Hiland Partners makes acquisitions or expand its business, it may own assets or conduct business in additional states that impose similar income taxes. It is the responsibility of each unitholder to file all United States federal, foreign, state and local tax returns that may be required of such unitholder.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Units and Related Unitholder Matters and Issuer Purchases of Equity Securities

        Our limited partner common units began trading on the Nasdaq National Market under the symbol "HPGP" commencing with our initial public offering on September 20, 2006 at an initial public offering price of $18.50 per common unit. As of March 7, 2008, the market price for the common units was $24.48 per unit and there were approximately 3,100 common unitholders, including beneficial owners of common units held in street name. Common units and Class B units represent limited partner interests in the Partnership that entitle the holders to the rights and privileges specified in the Partnership Agreement.

        We consider cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors. Our ability to distribute available cash is contractually restricted by the terms of our credit facility. Our credit facility contains covenants requiring us to maintain certain financial ratios. We are prohibited from making any distributions to unitholders if the distribution would cause an event of default, or an event of default exists, under our credit facility. Please read "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Description of Indebtedness—Credit Facility."

        The following table shows the high and low prices per common unit, as reported by the NASDAQ National Market, for the periods indicated. Cash distributions shown below were paid within 45 days after the end of each quarter.

	Common Unit Price Ranges
Year Ended December 31, 2007			Cash Distribution Paid Per Unit
	High	Low
Quarter Ended December 31	$31.50	$22.49	$0.2550
Quarter Ended September 30	$42.22	$25.81	$0.2300
Quarter Ended June 30	$35.95	$27.35	$0.2200
Quarter Ended March 31	$31.50	$26.65	$0.2075

Year Ended December 31, 2006
Quarter Ended December 31	$29.47	$20.03	$0.2075
Quarter Ended September 30	$20.40	$18.75	$0.0132	(1)

    (1)
    The high and low price range and the cash distribution paid per unit for the period ended September 30, 2006 represents the period from September 25, 2006 (the IPO date) to September 30, 2006. The cash distribution paid per unit is reflected as the pro rata portion of the $0.2025 quarterly distribution per unit declared.

        Common Units.    As of December 31, 2007, we had 21,603,000 common units outstanding, of which 8,050,000 were held by the public and 13,553,000 were held by our officers and directors. Our common units are registered under the Securities Exchange Act of 1934, as amended and are listed for trading on the NASDAQ. Each holder of a common unit is entitled to one vote per unit on all matters presented to the limited partners for a vote. The common units are entitled to distributions of Available Cash as described below under "Cash Distribution Policy." The common units represent limited partner interests in the Partnership. The holders of the units are entitled to participate in partnership distributions and exercise the rights and privileges available to limited partners under the partnership agreement of the Partnership. Partnership income or loss is allocated to limited partners in accordance with their percentage interest.

        Class B Units.    As of December 31, 2007, we had 103,041 Class B units outstanding (see Item 11—"Executive Compensation"), all of which vested and were converted to common units on February 15, 2008. The Class B units were issued in conjunction with the September 25, 2006 closing of the IPO. Each Class B unit represents a limited partner interest in the Partnership and is convertible into a common unit on a one-for-one basis at the election of the holder upon vesting. The Class B common units have substantially identical rights as the common units. The Class B common units vested in equal increments on February 15, 2007 and February 15, 2008. At the time of Mr. Moeder's resignation as President and CEO on April 16, 2007, Mr. Moeder held 72,249 unvested Class B units. As provided for in his retention agreement, a pro rata share, or 11,877, of the unvested Class B units vested on his resignation date. On the same date, 60,372 unvested Class B units were forfeited and transferred to the Contributing Parties on a pro rata basis based on their vested ownership of Hiland Partners GP, LLC immediately prior to the contribution of those interests to us in connection with our formation. Unless the context otherwise requires, all references to our "common units" refer collectively to our common units and our Class B common units, each representing limited partner interests in us.

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

        The equity compensation plan information required by Item 201(d) of Regulation S-K in response to this item is incorporated by reference into "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters," of this annual report on Form 10-K.

Hiland Partners' Cash Distribution Policy

        Hiland Partners' limited partner common units began trading on the Nasdaq National Market under the symbol "HLND" commencing with its initial public offering on February 10, 2005 at an initial public offering price of $22.50 per common unit. As of March 5, 2007, the market price for the common units was $53.02 per unit and there were approximately 3,900 common unitholders, including beneficial owners of common units held in street name and one record holder of our subordinated units. There is no established public trading market for our subordinated units. Hiland Partners intend to consider cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors. Hiland Partners' ability to distribute available cash is contractually restricted by the terms of its credit facility. Hiland Partners' credit facility contains covenants requiring them to maintain certain financial ratios. Hiland Partners is prohibited from making any distributions to unitholders if the distribution would cause an event of default, or an event of default exists, under its credit facility. Please read "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Description of Indebtedness—Credit Facility."

        The following table shows the high and low prices per common unit for Hiland Partners, as reported by the NASDAQ National Market, for the periods indicated. Cash distributions shown below were paid within 45 days after the end of each quarter.

	Common Unit Price Ranges
Year Ended December 31, 2007			Cash Distribution Paid Per Unit(a)
	High	Low
Quarter Ended December 31	$53.00	$41.60	$0.7950
Quarter Ended September 30	$60.50	$46.02	$0.7550
Quarter Ended June 30	$61.75	$52.05	$0.7325
Quarter Ended March 31	$58.49	$52.54	$0.7125

Year Ended December 31, 2006
Quarter Ended December 31	$56.86	$44.00	$0.7125
Quarter Ended September 30	$47.33	$42.00	$0.7000
Quarter Ended June 30	$46.58	$41.21	$0.6750
Quarter Ended March 31	$43.95	$36.84	$0.6500

    (a)
    For each quarter, an identical per unit cash distribution was paid on all outstanding subordinated units

        Within 45 days after the end of each quarter, Hiland Partners will distribute all of its available cash (as defined in its partnership agreement) to unitholders of record on the applicable record date. The amount of available cash generally is all cash on hand at the end of the quarter plus all cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made after the end of the quarter less the amount of cash reserves established by Hiland Partners GP, LLC, its general partner to provide for the proper conduct of its business, to comply with applicable law, any debt instrument or other agreement or to provide funds for distributions to unitholders and its general partner in respect of any one or more of the next four quarters. Working capital borrowings are generally borrowings that are made under the working capital portion of Hiland Partners' credit facility and in all cases are used solely for working capital purposes or to pay distributions to partners.

        Upon the closing of Hiland Partners' initial public offering, affiliates of Harold Hamm, the Hamm Trusts and an affiliate of Randy Moeder, our past Chief Executive Officer, received an aggregate of 4,080,000 subordinated units. During the subordination period, the common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.45 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. The purpose of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on the common units. The subordination period will extend until the first day of any quarter beginning after March 31, 2010 that each of the following tests are met: distributions of available cash from operating surplus on each of the outstanding common units and subordinated units equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date; the "adjusted operating surplus" (as defined in its partnership agreement) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units during those periods on a fully diluted basis and the related distribution on the 2% general partner interest during those periods; and there are no arrearages in payment of the minimum quarterly distribution on the common units. If the unitholders remove the general partner without cause, the subordination period may end before March 31, 2010.

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

        Since we own Hiland Partners GP, LLC, Hiland Partners' general partner, we are entitled to incentive distributions if the amount Hiland Partners distributes with respect to any quarter exceeds the specified target levels as shown below:

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution
			General Partner
	Target Amount	Unitholders
Minimum Quarterly Distribution	$0.45	98%	2%
First Target Distribution	Up to $0.495	98%	2%
Second Target Distribution	Above $0.495 up to $0.5625	85%	15%
Third Target Distribution	Above $0.5625 up to $0.675	75%	25%
Thereafter	Above $0.675	50%	50%

Issuer Purchases of Equity Securities

        We did not repurchase any of our common units during the fourth quarter of fiscal 2007.

Item 6.    Selected Historical Financial and Operating Data

        We were formed in May, 2006 and therefore do not have any historical financial statements prior to that date. Since we own Hiland Partners GP, LLC, the general partner of Hiland Partners, the historical financial data presented below is of Hiland Partners GP, LLC on a consolidated basis, including Hiland Partners, and the predecessor of Hiland Partners GP, LLC. Our historical financial data for periods prior to February 15, 2005 is the historical financial data of Continental Gas, Inc. and Hiland Partners GP, LLC (Hiland Partners' predecessors). The selected historical financial data for the years ended December 31, 2004 and 2003 are derived from the audited financial statements of Continental Gas, Inc.

        The following table includes the non-GAAP financial measure of total segment margin, which consists of midstream segment margin and compression segment margin. We define midstream segment margin as midstream revenue less midstream purchases. Midstream purchases include the following costs and expenses: cost of natural gas and NGLs purchased by Hiland Partners from third parties, cost of natural gas and NGLs purchased by Hiland Partners from affiliates, and cost of crude oil purchased by Hiland Partners from third parties. We define compression segment margin as the revenues derived from Hiland Partners' compression segment. For a reconciliation of this non-GAAP financial measures to its most directly comparable financial measures calculated and presented in accordance with GAAP, please read "Non-GAAP Financial Measures."

        Maintenance capital expenditures represent capital expenditures made to replace partially or fully depreciated assets to maintain the existing operating capacity of Hiland Partners' assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. Expansion capital expenditures represent capital expenditures made to expand or increase the efficiency of the existing operating capacity of Hiland Partners' assets. Expansion capital expenditures include expenditures that facilitate an increase in volumes within Hiland Partners' operations, whether through construction or acquisition. Expenditures that reduce Hiland Partners' operating costs will be considered expansion capital expenditures only if the reduction in operating expenses exceeds cost reductions typically resulting from routine maintenance. Hiland Partners treats costs that (i) are incurred for the repair and minor renewal of facilities to maintain the facilities in operating condition and that (ii) do not extend the useful life of existing assets, as operations and maintenance expenses as they are incurred.

        The following table sets forth our selected historical financial data, which has been derived from our audited historical financial statements. The table should also be read together with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

			Predecessor
	Hiland Holdings GP, LP		Hiland Partners GP, LLC	Continental Gas, Inc.
	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per unit and operating data)
Summary of Operations Data:
Total revenues	$278,043	$219,686	$166,601	$98,296	$76,018
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	195,212	156,193	133,089	82,532	67,002
Operations and maintenance	23,279	16,071	7,359	4,933	3,714
Depreciation, amortization and accretion	31,002	22,863	11,112	4,127	3,304
Property impairment expense	—	—	—	—	1,535
(Gain) loss on asset sales	—	—	—	(19)	34
General and administrative	9,321	5,299	2,542	1,082	770

Total operating costs and expenses	258,814	200,426	154,102	92,655	76,359

Operating income	19,229	19,260	12,499	5,641	(341)
Other income (expense):
Interest and other income	445	323	192	40	10
Amortization of deferred loan costs	(499)	(513)	(484)	(102)	(24)
Interest expense	(11,371)	(6,543)	(1,942)	(702)	(473)

Total other income (expense), net:	(11,425)	(6,733)	(2,234)	(764)	(487)

Income (loss) before minority interest	7,804	12,527	10,265	4,877	(828)
Affiliate minority interest in Hiland Partners	—	(6,494)	(5,993)	—	—
Non-affiliate minority interest in Hiland Partners	(2,638)	(3,670)	(3,387)	—	—

Income (loss) from continuing operations	5,166	2,363	885	4,877	(828)
Discontinued operations, net	—	—	—	35	246

Income (loss) before change in accounting principle	5,166	2,363	885	4,912	(582)
Cumulative effect of change in accounting principle	—	—	—	—	1,554

Net income from continuing operations	$5,166	$2,363	$885	$4,912	$972

Less loss attributable to predecessor	—	(407)

Net income	$5,166	$1,956

Net income per limited partner unit—basic(1)	$0.24	$0.09

Net income per limited partner unit—diluted(1)	$0.24	$0.09

Cash distributions per limited partner unit(2)	$0.9125	$0.2207

Balance Sheet Data (at end of period):
Property and equipment, at cost, net	$323,073	$257,003	$120,715	$37,075	$38,425
Total assets	420,286	355,198	194,085	49,175	47,840
Accounts payable—affiliates	7,957	4,412	5,819	2,998	2,814
Long-term debt, net of current maturities	226,459	147,318	33,784	12,643	14,571
Minority interests	126,409	137,302
Net equity	22,135	41,157	2,791	24,510	21,739

Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	$39,379	$38,476	$8,159	$7,957	$4,464
Investing activities	(83,408)	(158,426)	(74,888)	(5,290)	(17,286)
Financing activities	44,062	124,201	72,830	(2.946)	13,212
Other Financial Data:
Midstream segment margin	$78,012	$58,674	$29,295	$15,764	$9,016
Compression segment margin	4,819	4,819	4,217	—	—

Total segment margin	$82,831	$63,493	$33,512	$15,764	$9,016

Maintenance capital expenditures	$3,423	$3,434	$2,225	$1,693	$1,769
Expansion capital expenditures	87,530	155,103	72,723	3,474	14,900
Discontinued operations	—	—	—	159	745

Total capital expenditures	$90,953	$158,537	$74,948	$5,326	$17,414

Operating Data:
Inlet natural gas (MCF/d)	215,551	157,556	57,545	50,283	47,633
Natural gas sales (MMBTU/d)	80,731	66,947	47,096	40,560	37,701
NGL sales (Bbls/d)	4,696	3,347	1,965	1,133	895
Natural gas gathered (MMBtu/d)(3)	123,008	85,540	—	—	—

(1)
Net income per unit is not applicable for periods prior to our initial public offering.

(2)
Includes our cash distribution of $0.2550 per unit paid on February 19, 2008 for 2007 and $0.2075 per unit paid on February 19, 2007 for 2006

(3)
Natural gas gathered for fee (MMBtu/d) represents natural gas volumes gathered associated with the Kinta Area gathering assets Hiland Partners acquired on May 1, 2006, in which Hiland Partners does not take title to the gas.

Reconciliation of Non-GAAP Financial Measures

        The following table presents a reconciliation of the non-GAAP financial measures of total segment margin (which consists of the sum of midstream segment margin and compression segment margin) to operating income on a historical basis for each of the periods indicated.

			Predecessor
	Hiland Holdings GP, LP		Hiland Partners GP, LLC	Continental Gas, Inc.
	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Reconciliation of Total Segment Margin to Operating Income (Loss):
Operating income (loss)	$19,229	$19,260	$12,499	$5,641	($341)
Add:
Operations and maintenance expenses	23,279	16,071	7,359	4,933	3,714
Depreciation, amortization and accretion	31,002	22,863	11,112	4,127	3,304
Property impairment expense	—	—	—	—	1,535
(Gain) loss on asset sales	—	—	—	(19)	34
General and administrative expenses	9,321	5,299	2,542	1,082	770

Total segment margin	$82,831	$63,493	$33,512	$15,764	$9,016

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion in conjunction with our Consolidated Financial Statements and notes thereto included elsewhere in this report.

Overview

        We are a Delaware limited partnership formed in May 2006 to own Hiland Partners GP, LLC, the general partner of Hiland Partners, and certain other common and subordinated units in Hiland Partners.

        We reflect our ownership interest in Hiland Partners on a consolidated basis, which means that our financial results are combined with Hiland Partners' financial results. The non-controlling limited partner interest in Hiland Partners is reflected as an expense in our results of operations and as a liability on our consolidated balance sheet.

        Hiland Partners GP, LLC's results of operations, are reported beginning February 15, 2005 through September 25, 2006 and principally reflect the results of operations of Hiland Partners and are adjusted for non-controlling partners' interests in Hiland Partners' net income. Our historical financial information for periods prior to February 15, 2005 reflect the financial results of Hiland Partners' predecessor, Continental Gas, Inc. Accordingly, the discussion of our financial position and results of operations in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" reflects the operating activities and results of operations of us for the period September 25, 2006 to December 31, 2006, Hiland Partners GP, LLC for periods after February 15, 2005 through September 24, 2006 and Continental Gas, Inc. for periods before February 15, 2005.

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

        Hiland Partners is required by its partnership agreement to distribute all of its cash on hand at the end of each quarter, after establishing reserves to provide for the proper conduct of its business or to provide funds for future distributions. Hiland Partners has increased its quarterly distribution on its common units by 76.7% since its initial public offering in February 2005 and has increased its quarterly distribution in all but one of the last eight fiscal quarters. Most recently, Hiland Partners announced an increase in its quarterly distribution to $0.795 per unit for the quarter ended December 31, 2007. This distribution was paid on February 14, 2008 to unitholders of record on February 4, 2007.

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

        Cash Distributions.    The following table sets forth the distributions that we have received from Hiland Partners during the periods indicated (in thousands).

	Hiland Holdings GP, LP		Hiland Partners GP, LLC Predecessor
	Year Ended December 31,
Hiland Partner's Distributions
	2007	2006(a)	2006(b)	2005(c)
Common units	$3,790	$59	$1,012	$—
Subordinated units	11,883	186
Ownership interest in Hiland Partners' general partner	626	9	503	167
General partners' incentive distribution rights	3,567	42	1,573	18

	$19,866	$296	$3,088	$185

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

    (c)
    The first quarter distribution in 2005 represents the prorated amount for the period following Hiland Partners' initial public offering closing date from February 14, 2005 through March 31, 2005.

Overview of Hiland Partners

        Hiland Partners is a Delaware limited partnership formed in October 2004. Hiland Partners is engaged in gathering, compressing, dehydrating, treating, processing and marketing natural gas, fractionating NGLs and providing air compression and water injection services for oil and gas secondary recovery operations. Hiland Partners' operations are primarily located in the Mid-Continent and Rocky Mountain regions of the United States.

        Hiland Partners completed its initial public offering of 2,300,000 common units on February 15, 2005, receiving net proceeds of $48.1 million. The proceeds from the public offering were used to (1) pay remaining offering costs of $2.2 million and deferred debt issuance costs of $0.6 million, (2) pay outstanding indebtedness of $22.9 million, (3) redeem $6.3 million of common units from an affiliate of Harold Hamm and the Hamm Trusts, and (4) make a $3.9 million distribution to the previous owners of Hiland Partners, LLC. Hiland Partners retained $12.2 million of the net proceeds to replenish working capital.

        Effective September 1, 2005, Hiland Partners consummated the Bakken acquisition pursuant to which it acquired the outstanding membership interests in Hiland Partners, LLC, an Oklahoma limited liability company, for approximately $92.7 million in cash, $35.0 million of which was used to retire outstanding Hiland Partners, LLC indebtedness. Hiland Partners, LLC's principal asset is the Bakken gathering system located in eastern Montana.

        Hiland Partners completed a follow-on offering of 1,630,000 common units on November 21, 2005, receiving net proceeds of $66.1 million, including a contribution from its general partner of $1.4 million. Hiland Partners used $65.2 million of the proceeds from the public offering to repay borrowings under the credit facility, which were used for the Bakken acquisition.

        On May 1, 2006, Hiland Partners acquired Enogex Gas Gathering, L.L.C.'s eastern Oklahoma Kinta Area gathering assets for $96.4 million. Hiland Partners financed the acquisition with $61.2 million of borrowings from its credit facility and $35.0 million of proceeds from the issuance to Hiland Partners GP, LLC of 761,714 common units and 15,545 general partner equivalent units at $45.03 per unit. The purchase price was equal to the average closing price of Hiland Partners' common units for the three trading days immediately proceeding May 1, 2006. Hiland Partners GP, LLC entered into a credit agreement under which it borrowed $35.0 million to purchase the Hiland Partner units. The obligation was unsecured and guaranteed by the members of Hiland Partners GP, LLC. Hiland Partners GP, LLC's board of directors, as well as the conflicts committee of the board of directors, consisting of two independent directors, approved the transaction.

        Hiland Partners manages its business and analyzes and reports its results of operations on a segment basis. Hiland Partners' operations are divided into two business segments:

          Midstream Segment, which is engaged in gathering and processing of natural gas primarily in the Mid-Continent and Rocky Mountain regions. Within this segment, Hiland Partners also provides certain related services for compression, dehydrating, and treating of natural gas and the fractionation of NGLs. The midstream segment generated 94.2%, 92.4% and 87.4% of the total segment margin for the years ended December 31, 2007, 2006 and 2005, respectively.

          Compression Segment, which is engaged in providing air compression and water injection services for oil and gas secondary recovery operations that are ongoing in North Dakota. The compression segment generated 5.8%, 7.6% and 12.6% of the total segment margin for the years ended December 31, 2007, 2006 and 2005, respectively. We had no compression segment prior to February 15, 2005.

        Hiland Partners' midstream assets consist of 14 natural gas gathering systems with approximately 2,024 miles of gas gathering pipelines, five natural gas processing plants, seven natural gas treating facilities and three NGL fractionation facilities. Hiland Partners' compression assets consist of two air compression facilities and a water injection plant.

        Hiland Partners' results of operations are determined primarily by five interrelated variables: (1) the volume of natural gas gathered through its pipelines; (2) the volume of natural gas processed; (3) the volume of NGLs fractionated; (4) the levels and relationship of natural gas and NGL prices; and (5) Hiland Partners' current contract portfolio. Because Hiland Partners' profitability is a function of the difference between the revenues it receives from its operations, including revenues from the products it sells, and the costs associated with conducting its operations, including the costs of products it purchases, increases or decreases in Hiland Partners' revenues alone are not necessarily indicative of increases or decreases in its profitability. To a large extent, Hiland Partners' contract portfolio and the pricing environment for natural gas and NGLs will dictate increases or decreases in its profitability. Hiland Partners' profitability is also dependent upon prices and market demand for natural gas and NGLs, which fluctuate with changes in market and economic conditions and other factors.

How Hiland Partners Evaluates Its Operations

        Hiland Partners' management uses a variety of financial and operational measurements to analyze its segment performance. These measurements include the following: (1) natural gas and NGL sales volumes, throughput volumes and fuel consumption by Hiland Partners' facilities; (2) total segment margin; (3) operations and maintenance expenses; (4) general and administrative expenses; and (5) EBITDA.

        Volumes and Fuel Consumption.    Natural gas and NGL sales volumes, throughput volumes and fuel consumption associated with Hiland Partners' business are an important part of its operational analysis. Hiland Partners continually monitors volumes on its pipelines to ensure that there is adequate throughput to meet its financial objectives. It is important that Hiland Partners continually add new volumes to its gathering systems to offset or exceed the normal decline of existing volumes that are connected to those systems. The performance at Hiland Partners' processing, fractionation and treating facilities is significantly influenced by the volumes of natural gas that flows through those systems. In addition, Hiland Partners monitors fuel consumption, which affects the total segment margin realized from Hiland Partners' midstream operations and compression services operations.

        Total Segment Margin.    Hiland Partners views total segment margin as an important performance measure of the core profitability of its operations. Hiland Partners reviews total segment margin monthly for consistency and trend analysis.

        With respect to its midstream segment, Hiland Partners defines midstream segment margin as its midstream revenue minus midstream purchases. Midstream revenue includes revenue from the sale of natural gas, NGLs and NGL products resulting from its gathering, treating, processing and fractionation activities and fixed fees associated with its gathering of natural gas and transportation and disposal of saltwater. Midstream purchases include the cost of natural gas, condensate and NGLs purchased from third parties and the cost for the transportation and fractionation of NGLs by third parties. Hiland Partners' midstream segment margin is impacted by its midstream contract portfolio, which is described in more detail below.

        With respect to Hiland Partners compression segment, following the restructuring of its lease arrangement to become a service arrangement in connection with Hiland Partners' initial public offering as described in "—Items Impacting Comparability of Our Financial Results," Hiland Partners' compression segment margin equals the fee it earns under the compression services agreement with CLR for providing air compression and water injection services. The fee earned under this agreement is fixed so long as Hiland Partners facilities meet specified availability requirements, regardless of CLR's utilization. As a result, the compression segment margin is dependent on Hiland Partners' ability to meet their utilization levels. For a discussion of this agreement, please read "—Hiland Partners' Contracts—Compression Services Agreement."

        Total segment margin is a Non-GAAP performance measure. For a reconciliation of Total Segment Margin to the most comparable GAAP financial measure, please see "Item 6. Selected Historical Financial and Operating Data."

        Operations and Maintenance Expenses.    Operations and maintenance expenses are costs associated with the operation of a specific asset. Direct labor, insurance, ad valorem taxes, repair and maintenance, utilities and contract services comprise the most significant portion of Hiland Partners' operations and maintenance expenses. These expenses remain relatively stable independent of the volumes through Hiland Partners' systems but fluctuate slightly depending on the activities performed during a specific period.

        General and Administrative Expenses.    General and administrative expenses include the cost of employee and officer compensation and related benefits, office lease and expenses, professional fees, information technology expenses, as well as other expenses not directly associated with field operations.

        Hiland Partners' general and administrative expenses have increased as a result of becoming a public company, combined with an increased need for corporate office employees as a result of acquisitions and internal growth. These expenses were approximately $7.6 million for 2007, $5.0 million for 2006 and $2.5 million for 2005. These increases were primarily due to increased wages and benefits as a result of growth, non-cash compensation expense related to option, restricted unit and phantom unit awards, acquisition evaluation costs, costs of tax return preparations, filing annual and quarterly reports with the Securities and Exchange Commission, investor relations, directors' and officers' insurance and registrar and transfer agent fees.

        In the omnibus agreement Hiland Partners entered into with CLR in connection with Hiland Partners' initial public offering on February 15, 2005, CLR agreed to provide technology support and human resource functions for two years, at the lower of CLR's cost to provide the services or $50,000 per year. During the third quarter of 2006, Hiland Partners hired a director of information technology and a director of human resources and transitioned these services away from CLR.

How Hiland Partners Manages Its Operations

        Hiland Partners' management team uses a variety of tools to manage its business. These tools include: (1) flow and transaction monitoring systems; (2) producer activity evaluation and reporting; and (3) imbalance monitoring and control.

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

        Producer activity evaluation and reporting.    The continued connection of natural gas production to Hiland Partners' gathering systems is critical to its business and directly impacts its financial performance. Hiland Partners monitors the producer drilling and completion activity in its primary areas of operation to identify anticipated changes in production and potential well-attachment opportunities. Hiland Partners receives daily summaries of new drilling permits and completion reports filed with the state regulatory agencies that govern these activities on all of its gathering systems. Producers that have dedicated acreage to the Bakken gathering system provide Hiland Partners with their projected annual drilling schedules, which are updated periodically. Additionally, our field personnel report the locations of new wells in their respective areas and anticipated changes in production volumes to supply representatives and operating personnel at Hiland Partners' corporate offices. These processes enhance Hiland Partners' awareness of new well activity in its operating areas and allow Hiland Partners to be responsive to producers in connecting new volumes of natural gas to its pipelines.

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

Hiland Partners' Contracts

        Because of the significant volatility of natural gas and NGL prices, Hiland Partners' contract mix can have a significant impact on its profitability. In order to reduce its exposure to commodity price risk and where market conditions permit, Hiland Partners pursues arrangements under which it purchases natural gas from the producers at the wellhead at an index based price less a fixed fee to gather, dehydrate, compress, treat and/or process their natural gas, referred to as fee based arrangements or contracts. Actual contract terms are based upon a variety of factors, including natural gas quality, geographical location, the competitive environment at the time the contract is executed and customer requirements. Hiland Partners' contract mix and, accordingly, its exposure to natural gas and NGL prices, may change as a result of producer preferences, its expansion in regions where some types of contracts are more common and other market factors.

Hiland Partners' Natural Gas Sales Contracts

        Hiland Partners sells natural gas on intrastate and interstate pipelines to marketing affiliates of natural gas pipelines, marketing affiliates of integrated oil companies and utilities. Hiland Partners typically sells natural gas on a monthly basis under index-related pricing terms. In addition, Hiland Partners has one forward sales contract to sell 1,200,000 MMBtu of natural gas at $8.43 per MMBtu on our Eagle Chief, Matli and Kinta Area gathering systems.

        Hiland Partners also uses cash flow hedges to limit its exposure to changing natural gas prices. Under these derivative agreements, Hiland Partners either receives or pays a monthly net settlement that is determined by the difference between a fixed price and a floating price based on certain indices for the relevant contract period for the agreed upon volumes. These hedges cover periods of up to twenty-four months from the date of the hedge.

Hiland Partners' NGL Sales Arrangements

        Hiland Partners sells NGLs and NGL products at the tailgate of its facilities to ONEOK Hydrocarbon, LP, SemStream, L.P., and a subsidiary of Kinder Morgan Energy Partners, L.P. Hiland Partners typically sells NGLs and NGL products on a monthly basis under index related pricing terms in our mid-continent region and at market prices in our rocky mountain region. Hiland Partners also uses cash flow hedges to limit its exposure to changing NGL prices. Under these hedges, Hiland Partners settles monthly on the difference between the sales of future production to its counterparty at a fixed price and the price that will be established on the date of hedge settlement by reference to a specified index price. These hedges cover periods of up to twelve months from the date of the hedge.

Hiland Partners' Hedging Contracts

        To insure that Hiland Partners' financial instruments will be used solely for hedging price risks and not for speculative purposes, Hiland Partners reviews its hedges for compliance with its hedging policies and procedures. Hiland Partners recognizes gains and losses from the settlement of its hedges as revenue when it sells the associated physical residue natural gas or NGLs. Any gain or loss realized as a result of hedging is substantially offset in the market when Hiland Partners sells the physical residue natural gas or NGLs. All of Hiland Partners' hedges are characterized as cash flow hedges as defined in Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Hiland Partners determines gains or losses on open and closed hedging transactions based upon the difference between the hedge price and the physical price. For a more detailed discussion on our hedging activity, please read commodity price risks included in Item 7A "Quantitative and Qualitative Disclosures about Market Risk."

Hiland Partners' Natural Gas Purchase and Gathering Contracts

        With respect to Hiland Partners' natural gas gathering, compression, dehydrating, treating, processing and marketing activities and its NGL fractionation activities, Hiland Partners contracts under four types of arrangements. Under all contracts except the fixed-fee gathering arrangement, Hiland Partners is required to purchase the supplied gas, subject to the demands of resale purchasers and the operating conditions and capacity of its facilities. Hiland Partners does not guarantee the purchase of any particular quantity of the gas which is available for sale. The supplier delivers the gas to Hiland Partners at the inlet of its gathering systems and Hiland Partners obtains title to the gas at the delivery point. The gas delivered to Hiland Partners is required to meet specified quality requirements. Under the fixed-fee gathering arrangement, Hiland Partners does not purchase or take title to the gas supplied to them.

        The following is a summary of the four types of natural gas purchase contracts that account for the largest percentage of volumes purchased for the years ended December 31, 2007, 2006 and 2005.

  •
  Percentage-of-proceeds arrangements.  Under percentage-of-proceeds arrangements, Hiland Partners generally purchases natural gas from producers at the wellhead, gather, treat, and process the natural gas, in some cases fractionate the NGLs into NGL products, and then sell the resulting residue gas and NGLs or NGL products at index related prices. Hiland Partners remits to the producers an agreed upon percentage of the proceeds for the natural gas and the NGLs. Under these types of arrangements, revenues and total segment margin correlate directly with increases or decreases in natural gas and NGL prices. For the years ended December 31, 2007, 2006 and 2005 Hiland Partners purchased 56%, 52% and 43% of the total volumes under these types of fee arrangements, respectively.

  •
  Percentage-of-index arrangements.  Under percentage-of-index arrangements, Hiland Partners purchases natural gas from the producers at the wellhead at a price that is at a fixed percentage of the index price for the natural gas that they produce. Hiland Partners then gathers, treats and processes the natural gas, in some cases fractionates the NGLs into NGL products and then sell the residue gas and NGLs or NGL products pursuant to natural gas or NGL arrangements described above. Since under these types of arrangements costs to purchase the natural gas from the producer is based on the price of natural gas, total segment margin under these arrangements increases as the price of NGLs increase relative to the price of natural gas, and total segment margin under these arrangements decreases as the price of natural gas increases relative to the price of NGLs. For the years ended December 31, 2007, 2006 and 2005 Hiland Partners purchased 12%, 17% and 25% of total volumes under these types of fee arrangements, respectively.

  •
  Fixed-fee arrangements.  Under fixed-fee arrangements, Hiland Partners purchases natural gas from the producers at the wellhead at an index based price less a fixed fee to gather, dehydrate, compress, treat and/or process their natural gas. These types of arrangements typically require Hiland Partners to pay the producer for the value of the wellhead gas less the applicable fee. Since under these types of arrangements Hiland Partners costs to purchase the natural gas from the producer is based on the price of natural gas, the total segment margin under these arrangements increases as the price of NGLs increase relative to the price of natural gas, and the total segment margin under these arrangements decreases as the price of natural gas increases relative to the price of NGLs. For the years ended December 31, 2007, 2006 and 2005 Hiland Partners purchased 32%, 31% and 33% of total volumes under these types of fee arrangements, respectively.

  •
  Fixed-fee gathering arrangements.  Under fixed-fee gathering arrangements, Hiland Partners gathers, dehydrates and compresses natural gas supplied to the gathering systems and redelivers the compressed natural gas for a fixed fee. Under these arrangements, Hiland Partners does not take title to the natural gas. Hiland Partners gathered an average of 123,008 MMBtu/d for 2007 and from the period May 1, 2006, the date the Kinta Area gas gathering assets were acquired, through December 31, 2006, Hiland Partners gathered an average of 134,140 MMBtu/d.

Compression Services Agreement

        Under the compression services agreement that Hiland Partners entered into with CLR in connection with its initial public offering and effective as of January 28, 2005, CLR pays Hiland Partners a fixed monthly fee to provide compressed air and water at pressures sufficient to allow for the injection of either air or water into underground reservoirs for oil and gas secondary recovery operations. Under the compression services agreement, CLR is responsible for the provision to Hiland Partners of power and water to be utilized in the compression process. If Hiland Partners' facilities do not meet the monthly volume requirements for compressed air and water, and the failure is not attributable to CLR, failure to supply power or water or a force majeure, the fixed monthly payment will be reduced in proportion to the volumes of air or water Hiland Partners was unable to deliver during such month. CLR may terminate the compression services agreement if Hiland Partners is unable to deliver any compressed air and water for a period of more than 20 consecutive days and the failure is not attributable to CLR's failure to supply power or water or a force majeure. The agreement's initial term ends on January 28, 2009, and thereafter the agreement will automatically renew for additional one-month terms unless terminated by either party by giving notice at least 15 days prior to the end of the then current term.

Hiland Partners' Growth Strategy

        Hiland Partners' growth strategy contemplates engaging in construction and expansion opportunities as well as complementary acquisitions of midstream assets in its operating areas. Hiland Partners intends to pursue construction and expansion projects to meet new or increased demand for its midstream services. In addition, Hiland Partners intends to pursue acquisitions that it believes will allow it to capitalize on its existing infrastructure, personnel and producer and customer relationships to provide an integrated package of services. Hiland Partners may also pursue selected acquisitions in new geographic areas to the extent they present growth opportunities similar to those Hiland Partners is pursuing in its existing areas of operations. To successfully execute its growth strategy, Hiland Partners will require access to capital on competitive terms. Hiland Partners intends to finance future acquisitions primarily by using the capacity available under its bank credit facility and equity or debt offerings or a combination of both.

        Capital Expenditures.    Hiland Partners makes capital expenditures either to maintain its assets or the natural gas supply to its assets or for expansion projects to increase its total segment margin.

Maintenance capital is capital employed to replace partially or fully depreciated assets to maintain the existing operating capacity and extend the useful lives of Hiland Partners' assets, or other capital expenditures incurred in maintaining existing system volumes and related cash flows. Expansion capital expenditures represent capital expenditures made to expand or increase the efficiency of the existing operating capacity of Hiland Partners' assets. Expansion capital expenditures include expenditures that facilitate an increase in volumes within Hiland Partners' operations, whether through construction or an acquisition. Expenditures that reduce Hiland Partners' operating costs will be considered expansion capital expenditures only if the reduction in operating expenses exceeds cost reductions typically resulting from routine maintenance. Decisions whether to spend capital on expansion projects are generally based on the target rate of return, as well as the cash flow capabilities of the assets.

        Acquisitions.    In analyzing a particular acquisition, Hiland Partners considers the operational, financial and strategic benefits of the transaction. Hiland Partners' analysis includes location of the assets, strategic fit of the asset in relation to Hiland Partners' business strategy, expertise required to manage the asset, capital required to integrate and maintain the asset, and the competitive environment of the area where the assets are located. From a financial perspective, Hiland Partners analyzes the rate of return the assets will generate under various case scenarios, comparative market parameters and cash flow capabilities of the assets.

Items Impacting Comparability of Our Financial Results

        Our historical results of operations for the periods presented may not be comparable, either from period to period or going forward, for the reasons described below.

Hiland Holdings', Hiland Partners GP, LLC's and Hiland Partners' Recent Formation

        Hiland Holdings was formed in May 2006 to own Hiland Partners GP, LLC, the general partner of Hiland Partners, and certain other common and subordinated units in Hiland Partners. Hiland Partners GP, LLC and Hiland Partners were formed in October 2004 to own and operate the assets that have historically been owned and operated by Continental Gas, Inc. Immediately prior to consummation of Hiland Partners' initial public offering, the former owners of Continental Gas, Inc. and Hiland Partners, LLC contributed to Hiland Partners all of the assets and operations of Continental Gas, Inc. other than a portion of its working capital assets, and all of the assets and operations of Hiland Partners, LLC, other than a portion of its working capital assets and the assets related to the Bakken gathering system. Effective September 1, 2005, Hiland Partners acquired Hiland Partners, LLC, which owns the Bakken gathering system.

        Continental Gas, Inc. is Hiland Partners GP, LLC's and Hiland Partners' predecessor for accounting purposes and has historically owned all of Hiland Partners' natural gas gathering, processing and fractionation assets other than the Worland and Bakken gathering systems and the Kinta Area gathering systems Hiland Partners acquired on May 1, 2006. As a result, Hiland Partners GP, LLC's and Hiland Partners' historical financial statements for the periods prior to February 15, 2005 are the financial statements of Continental Gas, Inc.

        Hiland Partners, LLC has historically owned the Worland gathering system, the Horse Creek compression facility, the Cedar Hills water injection plant located next to Hiland Partners' Cedar Hills' compression facility and the Bakken gathering system.

Restructuring of Compression Facilities Lease

        Prior to Hiland Partners' initial public offering, Hiland Partners, LLC owned Hiland Partners' Horse Creek air compression facility and its Cedar Hills water injection facility. In 2002, Hiland Partners, LLC entered into a five year lease agreement with CLR, pursuant to which Hiland Partners, LLC leased the facilities to CLR. CLR used its own personnel to operate the facilities, and

Hiland Partners, LLC made no operational decisions. In connection with Hiland Partners' formation and initial public offering, Hiland Partners entered into a four-year services agreement with CLR, effective as of January 28, 2005, that replaced the existing lease. Under the services agreement, Hiland Partners owns and operates the facilities and provides air compression and water injection services to CLR for a fee. As part of the restructuring, the personnel at CLR that operated the facilities were transferred to Hiland Partners. Under the new services agreement, Hiland Partners receives a fixed payment of approximately $4.8 million per year as compared to $3.8 million per year under the prior lease agreement. In connection with the new services arrangement, Hiland Partners incurs approximately $1.0 million per year in additional operating costs. For a description of the restructured agreement, please read "—Hiland Partners' Contracts—Compression Services Agreement."

Construction and Acquisition Activities of Hiland Partners

        Since its inception, Hiland Partners has grown through a combination of building gas gathering and processing assets and acquisitions. For example, Hiland Partners commenced operation of the original Matli gathering system in 1999, constructed the original Matli processing plant in 2003 and completed the construction of a new processing plant in 2006. Additionally, Hiland Partners acquired the Worland gathering system in 2000 and the Carmen gathering system in 2003. Hiland Partners acquired the Carmen gathering system in 2003 as an expansion of the Eagle Chief gathering system. Prior to its acquisition of the Carmen gathering system, Hiland Partners purchased the gas from the previous owner, processed it and returned it to the previous owner pursuant to a keep-whole arrangement. After it acquired the Carmen gathering system, Hiland Partners terminated this keep-whole arrangement and now sells the gas at the tailgate of the Eagle Chief processing plant. More recently, Hiland Partners completed the Bakken acquisition in September 2005 and the acquisition of the Kinta Area gathering assets in May 2006. Hiland Partners' historical acquisitions were completed at different dates and with numerous sellers and were accounted for using the purchase method of accounting. Under the purchase method of accounting, results from such acquisitions are recorded in the financial statements only from the date of acquisition.

        Hiland Partners acquired the Kinta Area gathering assets in May 2006 and operate the gathering assets substantially differently than were operated by the previous owner. Since there was no sufficient continuity of the Kinta Area gathering assets' operations prior to and after our acquisition, disclosure of prior financial information would not be material to an understanding of future operations. Therefore, the acquisition has been recorded as a purchase of assets and not of a business.

        Hiland Partners expanded its processing plant and the existing field-gathering infrastructure and constructed a 40,000 Mcf/d nitrogen rejection plant at the Badlands gas gathering system located in Bowman County, North Dakota. Hiland Partners also entered into a five-year definitive purchase agreement with a producer and has constructed additional compression facilities and expanded its existing Badlands gas gathering system into South Dakota.

        Hiland Partners has installed additional gathering and compression infrastructure at its Bakken gathering system to increase the system's capacity from approximately 20,000 Mcf/d to 25,000 Mcf/d and expanded the existing NGL fractionation facilities at the processing plant to fractionate increased NGL volumes from both the Bakken processing plant and the Badlands processing plant.

        Hiland Partners has completed the installation of additional pipelines and compression facilities and increased system capacity at the Eagle Chief gathering system from approximately 30,000 Mcf/d to approximately 35,500 Mcf/d due to increased volumes on this system. Hiland Partners has also completed the construction a 25,000 Mcf/d natural gas processing facility along its existing Matli gas gathering system. This new facility provides additional plant processing capacity for increased system volumes. Hiland Partners installed four 10,000 Mcf/d capacity amine-treating facilities at several of the Kinta Area gathering system locations to remove excess carbon dioxide levels from the natural gas.

        In December 2006, Hiland Partners entered into an agreement to construct and operate gathering pipelines and related facilities associated with the development of a portion of the acreage owned by CLR in the Woodford shale play in the Arkoma Basin of southeastern Oklahoma. Hiland Partners is in the process of installing field gathering, compression and associated equipment. The new gathering system will be designed to provide low-pressure and highly reliable gathering, compression, dehydration, and processing services. The gathering infrastructure is expected to include more than 15,500 horsepower of compression to provide takeaway capacity in excess of 40,000 Mcf/d. Startup of the initial phase of the project occurred during the second quarter of 2007.

Our Results of Operations

        The results of our operations discussed below principally reflect the activities of Hiland Partners. Because our consolidated financial statements include the results of Hiland Partners, our financial statements are substantially similar to the financial statements of Hiland Partners and its predecessor, Continental Gas, Inc. However, our consolidated balance sheet includes a minority interest amount that reflects the proportion of Hiland Partners owned by its unitholders other than us. Similarly, the ownership interests in Hiland Partners held by its unitholders other than us are reflected in our consolidated income statement as minority interest. The minority interest amounts are not reflected on Hiland Partners' financial statements.

        Set forth in the tables below are financial and operating data for us and our predecessor, Hiland Partners GP, LLC, and Hiland Partners' predecessor, Continental Gas, Inc., for the periods indicated. Operations from the Worland gathering system and compression assets contributed to Hiland Partners by Hiland Partners, LLC are reflected only from February 15, 2005, the date of Hiland Partners' initial public offering and the acquisition date of those operations. Operations from the acquisition of the Bakken gathering system assets are reflected only from September 1, 2005. Operations from the acquisition of the Kinta Area gathering assets are reflected only from May 1, 2006.

	Year Ended December 31
	2007	2006			2005
	Hiland Holdings GP, LP	Hiland Holdings GP, LP(1)	Hiland Partners, GP, LLC Predecessor(2)	Total	Hiland Partners, GP, LLC Predecessor(2)	Predecessor(3)	Total
	(in thousands)
Total Segment Margin Data:
Midstream revenues	$273,224	$65,489	$149,378	$214,867	$150,571	$11,813	$162,384
Midstream purchases	195,212	45,921	110,272	156,193	123,342	9,747	133,089

Midstream segment margin	78,012	19,568	39,106	58,674	27,229	2,066	29,295
Compression revenues(3)	4,819	1,440	3,379	4,819	4,217	—	4,217

Total segment margin(4)	$82,831	$21,008	$42,485	$63,493	$31,446	$2,066	$33,512

Summary of Operations Data:
Midstream revenues	$273,224	$65,489	$149,378	$214,867	$150,571	$11,813	$162,384
Compression revenues	4,819	1,440	3,379	4,819	4,217	—	4,217

Total revenues	278,043	66,929	152,757	219,686	154,788	11,813	166,601
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	195,212	45,921	110,272	156,193	123,342	9,747	133,089
Operations and maintenance expenses	23,279	5,658	10,413	16,071	6,579	780	7,359
Depreciation and amortization expenses	31,002	7,661	15,202	22,863	10,600	512	11,112
General and administrative expenses	9,321	1,857	3,442	5,299	2,376	166	2,542

Total operating costs and expenses	258,814	61,097	139,329	200,426	142,897	11,205	154,102

Operating income	19,229	5,832	13,428	19,260	11,891	608	12,499
Other income (expense), net	(11,425)	(2,150)	(4,583)	(6,733)	(2,119)	(115)	(2,234)

Income from continuing operations before minority interest in Hiland Partners, LP	7,804	3,682	8,845	12,527	9,772	493	10,265
Minority interest in income of Hiland Partners, LP	(2,638)	(1,726)	(8,438)	(10,164)	(9,380)		(9,380)

Net income	$5,166	$1,956	$407	$2,363	$392	$493	$885

(1)
Amounts presented in the Hiland Holdings GP, LP column include only the consolidated operations beginning on September 25, 2006. These amounts include the contribution of assets and member interest from Hiland Partners GP, LLC at the completion of our initial pubic offering.

(2)
Amounts presented in the Hiland Partners GP, LLC predecessor column include only the consolidated operations for the period beginning February 15, 2005, the date of Hiland Partners' initial public offering to September 25, 2006 the date of our initial public offering.

(3)
Amounts presented in the Predecessor column include only the operations of Continental Gas, Inc. for the period prior to the Hiland Partners, LP initial public offering on February 15, 2005.

(4)
Compression revenues and compression segment margin are the same. There are no compression purchases associated with the compression segment.

(5)
Reconciliation of total segment margin to operating income:

	Year Ended December 31
	2007	2006			2005
	Hiland Holdings GP, LP	Hiland Holdings GP, LP(1)	Hiland Partners, GP, LLC Predecessor(2)	Total	Hiland Partners, GP, LLC Predecessor(2)	Predecessor(3)	Total
	(in thousands)
Operating income	$19,229	$5,832	$13,428	$19,260	$11,891	$608	$12,499
Add:
Operations and maintenance expenses	23,279	5,658	10,413	16,071	6,579	780	7,359
Depreciation, amortization and accretion	31,002	7,661	15,202	22,863	10,600	512	11,112
General and administrative expenses	9,321	1,857	3,442	5,299	2,376	166	2,542

Total segment margin	$82,831	$21,008	$42,485	$63,493	$31,446	$2,066	$33,512

(1)
Amounts presented in the Hiland Holdings GP, LP column include only the consolidated operations beginning on September 25, 2006. These amounts include the contribution of assets and member interest from Hiland Partners GP, LLC at the completion of our initial pubic offering.

(2)
Amounts presented in the Hiland Partners GP, LLC predecessor column include only the consolidated operations for the period beginning February 15, 2005, the date of Hiland Partners' initial public offering to September 25, 2006 the date of our initial public offering.

(3)
Amounts presented in the Predecessor column include only the operations of Continental Gas, Inc. for the period prior to the Hiland Partners, LP initial public offering on February 15, 2005.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

        Revenues.    Total revenues (midstream and compression) were $278.0 million for the year ended December 31, 2007 compared to $219.7 million for the year ended December 31, 2006, an increase of $58.4 million, or 26.6%. This $58.4 million increase was largely due to (i) revenues associated with natural gas sales volumes related to the Woodford Shale gathering system which commenced production in late April 27, 2007, (ii) a full year of natural gas sales volumes in 2007 related to Hiland Partners' acquisition of the Kinta Area gathering assets effective May 1, 2006, (iii) increased natural gas sales volumes at the Eagle Chief and Bakken gathering systems, (iv) revenues related to increased NGL sales volumes at Hiland Partners' Woodford Shale, Bakken, Badlands and Eagle Chief gathering systems and (v) increased average realized NGL sales prices partially offset by lower average realized natural gas sales prices in 2007 as compared to the same period in 2006. Revenues from compression assets were the same for both periods.

        Midstream revenues were $273.2 million for the year ended December 31, 2007 compared to $214.9 million for the year ended December 31, 2006, a net increase of $58.4 million, or 27.2%. Of this increase in midstream revenues, approximately $57.4 million was attributable to natural gas sales volumes related to the Woodford Shale gathering system, a full year of natural gas sales volumes and gathering fee volumes in 2007 associated with the Kinta Area gathering assets acquisition effective May 1, 2006 and increased natural gas and NGL sales volumes at Hiland Partners' Bakken, Badlands and Eagle Chief gathering systems. Midstream revenues increased by approximately $12.7 million due to increased NGL sales prices offset by $11.7 million as a result of lower natural gas sales prices compared to 2006. The Woodford Shale gathering system, which began production in late April, 2007 accounted for 28.8% of the $58.4 million increase contributing $16.8 million to midstream revenues.

        Inlet natural gas volumes were 215,551 Mcf/d for the year ended December 31, 2007 compared to 157,556 Mcf/d for the year ended December 31, 2006, an increase of 57,995 Mcf/d, or 36.8%. Of the 57,995 Mcf/d increase, 41,915 Mcf/d, or 72.3% was attributable to inlet Mcf/d at the Kinta Area gathering system for a full year in 2007 which we acquired effective May 1, 2006, and the remaining 16,080 Mcf/d increase was primarily attributable to inlet Mcf/d at the Woodford Shale gathering system and increased inlet Mcf/d at Hiland Partners' Eagle Chief, Bakken and Badlands gathering systems. Natural gas sales volumes were 80,731 MMBtu/d for the year ended December 31, 2007 compared to 66,947 MMBtu/d for the year ended December 31, 2006, an increase of 13,784 MMBtu/d, or 20.6%. The increase of 13,784 MMBtu/d was primarily attributable to the increased natural gas volumes as a result of a full year of operations in 2007 at the Kinta Area gathering system which Hiland Partners' acquired effective May 1, 2006 and to increased volumes at both the Bakken and Eagle Chief gathering systems and the new Woodford Shale gathering system, which contributed 4,649 MMBtu/d to the increase in natural gas sales volumes. Hiland Partners' NGL sales volumes were 4,696 Bbls/d for the year ended December 31, 2007 compared to 3,347 Bbls/d for the year ended December 31, 2006, an increase of 1,349 Bbls/d, or 40.3%. Of the 1,349 Bbls/d increase, 443 Bbls/d, or 32.8% was attributable to NGL sales volumes at the Woodford Shale gathering system and 834 Bbls/d, or 61.8% was attributable to increased NGL sales volumes at the Bakken, Eagle Chief and Badlands gathering systems.

        Average realized natural gas sales prices were $5.75 per MMBtu for the year ended December 31, 2007 compared to $6.11 per MMBtu for the year ended December 31, 2006, a decrease of $0.36 per MMBtu, or 5.9%. Hiland Partners' average realized NGL sales prices were $1.18 per gallon for the year ended December 31, 2007 compared to $1.02 per gallon for the year ended December 31, 2006, an increase of $0.16 per gallon or 15.7%. The change in its average realized natural gas sales prices was primarily a result of lower index prices due to a softening of supply and demand fundamentals for energy, which caused natural gas prices to fall during the year ended December 31, 2007 compared to the year ended December 31, 2006. The change in its average realized NGL sales prices was primarily a result of higher index prices due to a tightening of supply and demand fundamentals for energy, which caused NGL prices to rise during the year ended December 31, 2007 compared to the year ended December 31, 2006.

        Net cash received from Hiland Partners' counterparty on cash flow swap contracts that began on May 1, 2006 for natural gas derivative transactions that closed during the year ended December 31, 2007 was $4.8 million and compared to $3.6 million for the year ended December 31, 2006. These receipts increased average realized natural gas sales prices by $0.16 per MMBtu in 2007 and by $0.14 per MMBtu in 2006. Cash paid to Hiland Partners' counterparty on cash flow swap contracts that began on September 1, 2006 for NGL derivative transactions that closed during the year ended December 31, 2007 was $3.0 million. These payments decreased average realized natural gas sales prices by $0.04 per gallon in 2007. Closed NGL derivative transactions during the year ended December 31, 2006 were insignificant.

        Fees earned from 123,008 MMBtu/d of natural gas gathered, in which Hiland Partners does not take title to the gas, related to its Kinta Area gathering assets acquired on May 1, 2006 were $11.1 million for the year ended December 31, 2007. Similar fees earned from May 1, 2006 through December 31, 2006 averaging 127,437 MMBtu/d of natural gas gathered was $7.2 million. The increase of $3.9 million in fees earned was primarily due to a full year of operations in 2007 as compared to eight months of operations in 2006, and partially attributable to treating fees earned related to the four amine treating facilities installed in early 2007. Gathering fees earned during the year ended December 2007 as compared to the eight month period in 2006 were somewhat offset by a 4,429 MMBtu/d reduction in volumes gathered.

        Hiland Partners' compression revenues were $4.8 million for the each of the year ended December 31, 2007 and 2006.

        Midstream Purchases.    Midstream purchases were $195.2 million for the year ended December 31, 2007 compared to $156.2 million for the year ended December 31, 2006, an increase of $39.0 million, or 25.0%. The $39.0 million increase primarily consists of $12.8 million, or 32.8% attributable to purchased natural gas from the Woodford Shale gathering system and $10.8 million, or 27.6%, attributable to purchased natural gas from the Kinta Area gathering assets for a full year of operations in 2007. The remaining increase in midstream purchases was attributable to increased purchased residue gas volumes at Hiland Partners' Bakken, Eagle Chief and Badlands gathering systems. The increase in volumes was offset by reduced payments to producers due primarily to lower natural gas purchase prices, which generally are closely related to fluctuations in natural gas sales prices.

        Operations and Maintenance.    Our operations and maintenance expense totaled $23.3 million for the year ended December 31, 2007 compared with $16.1 million for the year ended December 31, 2006, an increase of $7.2 million, or 44.9%. Of this increase, $2.9 million, or 40.0% was attributable to a full year of operations and maintenance expense at the Kinta Area gathering system. Operations and maintenance expense also increased by $2.5 million, or 35.2% at the Badlands gathering facility largely due to compressor rentals and other related costs associated with its expansion project. Hiland Partners' new Woodford Shale gathering system contributed $0.9 million to the increase in operations and maintenance expense and its Bakken and Eagle Chief gathering systems, as a result of increased volumes, contributed $0.8 million to the increase in operations and maintenance expense.

        Depreciation, Amortization and Accretion.    Depreciation, amortization and accretion expense totaled $31.0 million for the year ended December 31, 2007 compared with $22.9 million for the year ended December 31, 2006, an increase of $8.1 million, or 35.6%. Of this increase, $3.1 million, or 38.1% was attributable to depreciation and amortization on the Kinta Area gathering system for a full year of operations in 2007. The increase is also attributable to additional depreciation related to Hiland Partners' internal organic growth projects completed in 2007 of $2.2 million, or 27.1% at the Bakken gathering system and $1.4 million, or 16.9% at the Badlands gathering system,

        General and Administrative.    General and administrative expense totaled $9.3 million for the year ended December 31, 2007 compared with $5.3 million for the year ended December 31, 2006, an increase of $4.0 million, or 75.9%. The increase is primarily attributable to $1.2 million of acquisition evaluation expenses, $0.9 million of non-cash compensation expense related to unit option awards and restricted and phantom unit awards and $0.06 million due to increased salaries and salary related expenses as a result of additional staffing, including costs of recruitment.

        Other Income (Expense).    Our other income (expense) totaled ($11.4) million for the year ended December 31, 2007 compared with ($6.7) million for the year ended December 31, 2006, an increase in expense of $4.7 million. The increase is primarily attributable to additional interest expense from a full year of borrowings on credit facility for the acquisition of the Kinta Area gathering assets effective May 1, 2006 and to interest expense for Hiland Partners' internal plant and pipeline expansion projects at its Badlands, Woodford Shale and Bakken gathering systems in 2007.

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

        Revenues.    Total revenues (midstream and compression) were $219.7 million for the year ended December 31, 2006 compared to $166.6 million for the year ended December 31, 2005, an increase of $53.1 million, or 31.9%. This increase was primarily attributable to (i) increased volumes of 11,799 MMBtu/d of natural gas sales, and 1,267 Bbls/d of NGL sales attributable to Hiland Partners' acquisition of the Bakken gathering system effective September 1, 2005, (ii) increased volumes of approximately 8,428 MMBtu/d of natural gas sales and 127,437 MMBtu/d of natural gas gathered for the eight months ended December 31, 2006 from the Kinta Area gathering assets acquired on May 1, 2006 (iii) additional volumes attributable to the Worland gathering system which was contributed to Hiland Partners on February 15, 2005 and (iv) increased revenues from compression assets also contributed to Hiland Partners on February 15, 2005.

        Midstream revenues were $214.9 million for the year ended December 31, 2006 compared to $162.4 million for the year ended December 31, 2005, an increase of $52.5 million, or 32.2%. Of this net increase, $137.6 million was attributable to higher residue natural gas and NGL sales volumes offset by a decrease of $85.1 million attributable to decreased average realized natural gas and NGL prices. Increased volumes in 2006 on the Bakken gathering system Hiland Partners acquired effective September 1, 2005 and on the Kinta Area gathering assets Hiland Partners acquired on May 1, 2006 represented $41.1 million and $19.7 million, respectively of the increase in midstream revenues. This combined increase of $60.8 million was primarily offset by a decrease of $8.3 million as a result of lower natural sales gas and NGL sales prices in 2006 as compared to 2005. The inclusion of Worland gathering system for the entire year in 2006 as compared to only ten and one-half months in 2005 also contributed to the volume increase for 2006 as compared to 2005.

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

        Average realized natural gas sales prices were $6.11 per MMBtu for the year ended December 31, 2006 compared to $7.39 per MMBtu for the year ended December 31, 2005, a decrease of $1.28 per MMBtu, or 17.3%. Average realized NGL sales prices were $1.02 per gallon for the year ended December 31, 2006 compared to $1.01 per gallon for the year ended December 31, 2005, a slight increase of $0.01 per gallon or 1.0%. The decrease in average realized natural gas sales prices was primarily a result of lower index prices due to a softening of supply and demand fundamentals for energy, which caused natural gas prices to fall during the year ended December 31, 2006 compared to the year ended December 31, 2005.

        Cash received from Hiland Partners counterparty on cash flow swap contracts that began on May 1, 2006 for natural gas derivative transactions that closed during the year ended December 31, 2006 totaled $3.6 million. This gain increased average realized natural gas sales prices to $6.11 per MMBtu from $5.97 per MMBtu, an increase of $0.14 per MMBtu, or 2.3%. We had no closed derivative transactions during the year ended December 31, 2005.

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

        Minority Interest.    Minority interest in income of Hiland Partners which represents the allocation of Hiland Partners earnings to its limited partner interests not owned by Hiland Holdings, increased to $10.2 million for the year ended December 31, 2006 from $9.4 million for the year ended December 31, 2005. This $0.8 million increase is primarily attributable to an increase in Hiland Partners' overall net income and an increase in its outstanding limited partner units due to its November 2005 offering of common units.

General Trends and Outlook

        We expect Hiland Partners' business to continue to be affected by the following key trends. These expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our expectations may vary materially from actual results. Please see "Forward-Looking Statements."

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

        A number of the areas in which Hiland Partners operates are experiencing significant drilling activity as result of recent favorable natural gas prices, new discoveries and the implementation of new exploration and production techniques. We believe that this higher level of activity will continue. We also believe that Hiland Partners' Badlands gathering system is located in an area where ongoing secondary recovery operations may provide Hiland Partners with additional natural gas volumes.

        While we anticipate continued high levels of exploration and production activities in a number of the areas in which Hiland Partners operates, fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of new oil and natural gas reserves. Drilling activity generally decreases as oil and natural gas prices decrease. We have no control over the level of drilling activity in the areas of Hiland Partners' operations.

        Midstream Segment Margins.    During 2007, Hiland Partners' midstream segment margins were positively impacted due to increased volumes and NGL prices but were negatively impacted due to reduced natural gas prices resulting in a net increase in margins from 2006. During 2006, Hiland Partners' midstream segment margins positively impacted due to increased volumes but were negatively impacted due to reduced natural gas prices and NGL prices, resulting in a net increase in midstream segment margins from 2005. Hiland Partners' profitability is dependent upon pricing and market demand for natural gas and NGLs, which are beyond Hiland Partners' control and have been volatile.

        Interest Rate Environment.    Interest rates on future credit facility borrowings and debt offerings could be higher than current levels, causing Hiland Partners' financing costs to increase accordingly. Although this could limit Hiland Partners' ability to raise funds in the debt capital markets, Hiland Partners expects to remain competitive with respect to acquisitions and capital projects, as competitors would face similar circumstances. As with other yield-oriented securities, our unit price and Hiland Partners' unit price are impacted by the level of cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank related yield oriented securities for investment decision making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our and Hiland Partners' units, and a rising interest rate environment could have an adverse impact on our and Hiland Partners' unit price and our and Hiland Partners' ability to issue additional equity to make acquisitions, reduce debt or for other purposes.

Impact of Inflation

        Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        We rely on distributions from Hiland Partners to fund cash requirements for our operations. Cash generated from operations, borrowings under Hiland Partners' credit facility and funds from private or public equity and future debt offerings are Hiland Partners' primary sources of liquidity. We believe that funds from these sources should be sufficient to meet both Hiland Partners' short-term working capital requirements and its long-term capital expenditure requirements. Hiland Partners' ability to pay distributions to unitholders, to fund planned capital expenditures and to make acquisitions depends upon Hiland Partners' future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in Hiland Partners' industry and financial, business and other factors, some of which are beyond Hiland Partners' control.

Year ended December 31, 2007 Compared to Year ended December 31, 2006

        Cash Flows from Operating Activities.    Cash flows from operating activities increased by $0.9 million to $39.4 million for the year ended December 31, 2007 from $38.5 million for the year ended December 31, 2006. During the year ended December 31, 2007, we received cash flows from customers of approximately $269.6 million, had cash payments to suppliers and employees of approximately $218.9 million and payment of interest expense of $11.4 million, net of amounts capitalized, resulting in cash received from operating activities of $30.4 million. During the year ended December 31, 2006, we received cash flows from customers of approximately $217.8 million, had cash payments to our suppliers and employees of approximately $172.6 million and payment of interest expense of $6.4 million, net of amounts capitalized, resulting in cash received from our operating activities of $38.5 million. Changes in cash receipts and payments are primarily due to the timing of collections at the end of our reporting periods. We collect and pay large receivables and payables at the end of each calendar month. The timing of these payments and receipts may vary by a day or two between month-end periods and cause fluctuations in cash received or paid. Natural gas and NGL volumes from Hiland Partners new Woodford Shale gathering system and increased natural gas and NGL volumes from its Bakken, Badlands and Eagle Chief gathering systems combined with increased NGL sales prices, but offset by lower natural gas sales prices contributed to increases in accounts receivable, accrued midstream revenues, accounts payable and accrued midstream purchases during the year ended December 31, 2007. Working capital items, exclusive of cash, used $1.0 million in cash flows from operating activities and contributed $2.3 million to cash flows from operating activities during the years ended December 31, 2007 and 2006, respectively. Net income for the year ended December 31, 2007 was $5.2 million, an increase of $2.8 million from a net income of $2.4 million for the year ended December 31, 2006. Depreciation, amortization and accretion increased by $8.1 million or 20.9%, to $30.9 million for the year ended December 31, 2007 from $22.8 million for the year ended December 31, 2006.

        Cash Flows Used for Investing Activities.    Cash flows used for investing activities representing internal organic growth investments in property and equipment, increased by $21.3 million to $83.4 million for the year ended December 31, 2007 from $62.1 million for the year ended December 31, 2006. This $21.3 million increase is largely attributable to cash invested at the new Woodford Shale gathering system, the Badlands expansion project and continued growth at the Bakken gathering system. There were no acquisitions in 2007. In May 2006, $96.4 million of cash flows was used for the Kinta Area gathering assets acquisition.

        Cash Flows from Financing Activities.    Our cash flows from financing activities decreased by $80.1 million to $44.1 million for the year ended December 31, 2007 from $124.2 million for the year ended December 31, 2006. During the year ended December 31, 2007, Hiland Partners borrowed $74.0 million under its credit facility to fund internal expansion projects and we borrowed $0.1 million under out credit facility. Hiland Partners received capital contributions of $1.0 million as a result of issuing common units due to the exercise of 42,660 vested unit options, made capital lease obligation payments of $0.3 million, incurred offering costs of $0.2 million associated with its S-3/A registration statement filed with the SEC on January 23, 2007 and paid debt issuance costs of $0.5 million associated with its third amended credit facility. Hiland Partners distributed $11.4 million to its minority interest owners and we distributed $18.7 million to our unitholders. During the year ended

December 31, 2006, Hiland Partners borrowed $113.3 million under its credit facility to partially fund the Kinta Area gathering assets acquisition on May 1, 2006 and to fund its internal expansion projects at both its Badlands and Bakken gathering systems. Also during the year ended December 31, 2006, we received capital contributions of $35.0 million from our general partner in exchange for the issuance of 761,714 common units and general partner equivalent units, received $1.3 million as a result of issuing common units due to the exercise of 52,699 vested unit options, paid debt issuance costs of $0.9 million and distributed $25.6 million to our unitholders.

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

        Cash Flows from Financing Activities.    Cash flows from financing activities increased to $124.2 million for the year ended December 31, 2006 from $72.8 million for the year ended December 31, 2005. We completed our initial public offering of 8,050,000 common units on September 25, 2006, receiving net proceeds of $139.6 million. The proceeds from the public offering were used to repay approximately $1.8 million in offering costs, $35.0 million of outstanding debt of the Hiland Partners GP, LLC plus accrued interest of approximately $1.0 million, and distributed to the Contributing Parties as follows: (1) $57.5 million to Mr. Hamm, (2) $24.1 million to the Harold Hamm DST Trust, (3) $16.1 million to the Harold Hamm HJ Trust, (4) $2.9 million to Randy Moeder and (5) $1.2 million to Ken Maples. During the year ended December 31, 2006, Hiland Partners borrowed $113.3 million under its credit facility to partially fund the Kinta Area gathering assets acquisition on May 1, 2006 and to fund its internal expansion projects at Badlands, Kinta Area and Bakken. On May 1, 2006, Hiland Partners GP, LLC borrowed $35.0 million to purchase 761,714 common units and 15,545 general partner units of Hiland Partners, which was used by Hiland Partners to complete the

Kinta Area gathering assets acquisition on the same day. During the year ended December 31, 2006 we incurred $0.4 million of debt issuance costs and Hiland Partners incurred $0.9 million. During the year ended December 31, 2006, Hiland Partners GP, LLC's members contributed $36.5 million as a capital contribution. During the year ended December 31, 2006, we accrued a distribution of $0.3 million to our unitholders, Hiland Partners distributed $22.7 million to its minority interest unitholders, and Hiland Partners GP, LLC distributed $1.8 million to its members. Hiland Partners completed its initial public offering of 2,300,000 common units on February 15, 2005, receiving net proceeds of $48.1 million. The proceeds from the public offering were used to (1) pay remaining offering costs of $2.2 million and deferred debt issuance costs of $0.6 million, (2) pay outstanding indebtedness of $22.9 million, (3) redeem $6.3 million of common units from an affiliate of Harold Hamm and the Hamm Trusts, and (4) make a $3.9 million distribution to the previous owners of Hiland Partners, LLC. Hiland Partners retained $12.2 million to replenish working capital. During the year ended December 31, 2005, Hiland Partners GP, LLC's members contributed $1.5 million as a capital contribution. During the year ended December 31, 2005, Hiland Partners distributed $8.2 million to minority interest unitholders, and Hiland Partners GP, LLC distributed $1.0 million to its members. During the period from January 1, 2005 to February 14, 2005, Continental Gas, Inc. repaid $1.1 million of its outstanding indebtedness.

Capital Requirements

        The midstream energy business is capital intensive, requiring significant investment to maintain and upgrade existing operations. Our capital requirements have consisted primarily of, and we anticipate will continue to be:

  •
  maintenance capital expenditures, which are capital expenditures made to replace partially or fully depreciated assets to maintain the existing operating capacity of Hiland Partners' assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows; and

  •
  expansion capital expenditures such as those to acquire additional assets to grow Hiland Partners' business, to expand and upgrade gathering systems, processing plants, treating facilities and fractionation facilities and to construct or acquire similar systems or facilities.

        Given Hiland Partners objective of growth through acquisitions and expansions, Hiland Partners anticipates that it will continue to invest significant amounts of capital to grow and acquire assets. Hiland Partners actively considers a variety of assets for potential acquisitions. For a discussion of the primary factors considered in deciding whether to pursue a particular acquisitions, please read "—-Our Growth Strategy—Acquisitions"

        Total Contractual Cash Obligations.    A summary of our contractual cash obligations as of December 31, 2007 is presented below:

	Payment Due by Period
Type of Obligation	Total Obligation	Due in 2008	Due in 2009	Due in 2010	Due in 2011	Due in 2012	Thereafter
	(in thousands)
Senior secured revolving credit facility(1)	$221,064	$—	$—	$—	$221,064	$—	$—
Capital lease obligations(2)	8,561	1,184	1,256	1,256	1,256	1,107	2,502
Operating leases, service agreements and other	3,593	1,541	479	406	377	275	515

Total contractual cash obligations	$233,218	$2,725	$1,735	$1,662	$222,697	$1,382	$3,017

(1)
For a discussion of our senior secured revolving credit facility, please read "—Credit Facility" below.

(2)
Contractual cash commitments on our capital lease obligations include $2,976 of interest expense.

        Financial Derivatives and Commodity Hedges.    Hiland Partners has entered into certain financial derivative instruments that are classified as cash flow hedges in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 133, as amended, and relate to forecasted sales in 2007 and 2008. Hiland Partners entered into these instruments to hedge the forecasted natural gas and NGL sales or purchases against the variability in expected future cash flows attributable to changes in market prices. The swap instruments are contractual agreements between a counterparty and us to exchange obligations of money as the underlying natural gas or NGLs are sold or purchased. Under these swap agreements, we either receive or pay a monthly net settlement that is determined by the difference between a fixed price and a floating price based on certain indices for the relevant contract period for the agreed upon volumes. The following table provides information about these financial derivative instruments at December 31, 2007.

Description and Production Period	Volume		Average Fixed/Open Price	Fair Value Asset (Liability)
Natural Gas—Sold Fixed for Floating Price Swaps	(MMBtu	)	(per MMBtu)

January 2008—December 2008	1,980,000		$7.84	$2,718
January 2009—December 2009	1,068,000		$7.06	(141)

				$2,577

Natural Gas—Sold Open for Floating Price Swaps(1)	(MMBtu	)	(per MMBtu)

January 2009—December 2009	1,068,000		$7.35	$418

Natural Gas—Buy Fixed for Floating Price Swaps	(MMBtu	)	(per MMBtu)

January 2008—December 2008	790,569		$7.33	$(554)

Natural Gas Liquids—Sold Fixed for Floating Price Swaps	(Bbls	)	(per Gallon)

January 2008—December 2008	441,768		$1.30	$(7,684)

(1)
On January 8, 2008, Hiland Partners contracted a fixed sales price of $7.535 per MMBtu for the calendar year 2009.

        Fixed Price Physical Forward Sales Contracts.    Hiland Partners has executed one natural gas fixed price physical forward sales contract on 100,000 MMBtu per month for 2008 with a fixed price of $8.43 per MMBtu. This contract has been designated as a normal sale under SFAS No. 133 and is therefore not marked to market as a derivative

        Off-Balance Sheet Arrangements.    We had no significant off-balance sheet arrangements as of December 31, 2007 or December 31, 2006.

Credit Facility

Hiland Partners GP, LLC

        On May 1, 2006, Hiland Partners GP, LLC entered into an unsecured credit agreement under which it borrowed $35.0 million to purchase 761,714 common units and 15,545 general partner units from Hiland Partners. The loan was guaranteed by all Hiland Partners GP, LLC's members and matured and was paid in full upon the completion of our initial public offering on September 25, 2006. Hiland Partners GP, LLC's board of directors, as well as the conflicts committee of its board of directors, consisting of independent directors, approved the transaction.

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

        The facility prohibits us from making distributions to unitholders if any default or event of default, as defined in the credit facility, has occurred and is continuing or would result from the distribution. In addition, the facility contains various covenants that limit, among other things, subject to certain exceptions and negotiated "baskets," our ability to incur indebtedness, grant liens, enter into agreements restricting our ability to grant liens on our assets or amend the facility, make certain loans, acquisitions and investments or enter into a merger, consolidation or sale of assets.

        The facility limits distributions to our unitholders to our available cash, as defined in our partnership agreement. Restricted payments under the facility are subject to an annual "clean-down" period of 15 consecutive days in which the amount outstanding that relates to funding the restricted payments under the facility must be reduced to zero.

        As of December 31, 2007, we had $0.4 million outstanding under this credit facility and were in compliance with our financial covenants.

Hiland Partners

        Concurrently with the closing of its initial public offering, Hiland Partners entered into a three-year $55.0 million senior secured revolving credit facility. On September 26, 2005, concurrently with the closing of the Bakken acquisition, Hiland Partners amended this facility to increase its borrowing capacity under the facility to $125.0 million. On February 6, 2008, Hiland Partners entered into a fourth amendment to its credit facility dated as of February 15, 2005. Pursuant to the fourth amendment, Hiland Partners has among other things, increased its borrowing base from $250 million to $300 million and decreased the accordion feature in the facility from $100 million to $50 million. Hiland Partners original credit facility dated May 2005 was first amended in September 2005, amended a second time in June 2006 and amended a third time in July 2007.

        The fourth amendment increases Hiland Partners borrowing capacity under its senior secured revolving credit facility to $300 million such that the facility now consists of a $291 million senior secured revolving credit facility to be used for funding acquisitions and other capital expenditures, issuance of letters of credit and general corporate purposes (the "Acquisition Facility") and a $9.0 million senior secured revolving credit facility to be used for working capital and to fund distributions (the "Working Capital Facility").

        In addition, Hiland Partners' credit facility provides for an accordion feature, which permits Hiland Partners, if certain conditions are met, to increase the size of the revolving acquisition facility by up to an additional $50.0 million and allows for the issuance of letters of credit of up to $15.0 million in the aggregate. The credit facility will mature in May 2011. At that time, the agreement will terminate and all outstanding amounts thereunder will be due and payable.

        Hiland Partners' obligations under the credit facility are secured by substantially all of its assets and guaranteed by Hiland Partners and all of its subsidiaries, other than Hiland Operating, LLC its operating company, which is the borrower under the credit facility.

        Indebtedness under the credit facility will bear interest, at Hiland Partners' option, at either (i) an Alternate Base Rate plus an applicable margin ranging from 50 to 125 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 150 to 225 basis points per annum based on Hiland Partners' ratio of consolidated funded debt to EBITDA. The Alternate Base Rate is a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the Federal Funds effective rate in effect on such day plus 1/2 of 1%. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 1.0%. An unused commitment fee ranging from 25 to 50 basis points per annum based on Hiland Partners' ratio of consolidated funded debt to EBITDA will be payable on the unused portion of the credit facility. During any step-up period (as defined below), the applicable margin with respect to loans under the credit facility will be increased by 35 basis points per annum and the unused commitment fee will be increased by 12.5 basis points per annum.

        The credit facility prohibits Hiland Partners from making distributions to unitholders if any default or event of default, as defined in the credit facility, has occurred and is continuing or would result from the distribution. In addition, the credit facility contains various covenants that limit, among other things, subject to certain exceptions and negotiated "baskets," Hiland Partners' ability to incur indebtedness, grant liens, make certain loans, acquisitions and investments, make any material changes to the nature of its business, amend its material agreements, including the Omnibus Agreement or enter into a merger, consolidation or sale of assets.

        The credit facility also contains covenants requiring Hiland Partners to maintain a maximum consolidated funded debt to EBITDA ratio of 4.0:1.0, provided that in the event Hiland Partners makes certain permitted acquisitions or capital expenditures, the credit facility allows this ratio to increase to

4.75:1.0 for the following three fiscal quarters (a "step-up period"); and a minimum interest coverage ratio of 3.0:1.0.

        The credit facility defines EBITDA as Hiland Partners' consolidated net income, plus income tax expense, interest expense, depreciation and amortization expense, amortization of intangibles and organizational costs, non-cash unit based compensation expense, and adjustments for non-cash gains and losses on specified derivative transactions and for other extraordinary items.

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

  •
  bankruptcy or insolvency events involving Hiland Partners, Hiland Partners' general partner or its subsidiaries;

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

  •
  invalidity of any loan documentation.

        The credit facility limits distributions to Hiland Partners' unitholders to available cash, and borrowings to fund such distributions are only permitted under the revolving working capital facility. The revolving working capital facility is subject to an annual "clean-down" period of 15 consecutive days in which the amount outstanding under the revolving working capital facility is reduced to zero.

        As of December 31, 2007, Hiland Partners had $221.1 million outstanding under the credit facility and were in compliance with its financial covenants.

Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." This statement amends and replaces SFAS No. 141, but retains the fundamental requirements in SFAS No. 141 that the purchase method of accounting be used for all business combinations and an acquirer be identified for each business combination. The statement provides for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141(R) provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The statement also determines what information to disclose to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and do not allow early adoption. We are evaluating the new requirements of Statement No. 141(R) and the impact it will have on business combinations completed in 2009 or thereafter.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent (minority interest) be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent's equity. SFAS No. 160 requires the equity amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement and that changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently and similarly as equity transactions. Consolidated net income and comprehensive income will be determined without deducting minority interest; however, earnings-per-share information will continue to be calculated on the basis of the net income attributable to the parent's shareholders. Additionally, SFAS No. 160 establishes a single method for accounting for changes in a parent's ownership interest in a subsidiary that does not result in deconsolidation and that the parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. We do not expect this Statement will have a material impact on our financial position, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. This Statement was adopted by us effective January 1, 2008, at which time no financial assets or liabilities, not previously required to be recorded at fair value by other authoritative literature, were designated to be recorded at fair value. As such, the adoption of this Statement did not have any impact on our financial position, results of operations or cash flows.

        In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements." SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) such as fair value hierarchy used to classify the source of information used in fair value measurements (i.e., market based or non-market based) and expands disclosure about fair value measurements based on their level in the hierarchy. This Statement applies to derivatives and other financial instruments, which Statement 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires be measured at fair value at initial recognition and for all subsequent periods. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We will apply the provisions of this Statement prospectively in the first quarter of 2008 and do not expect any significant impact on our financial position, results of operations or cash flows.

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

        Derivatives.    We utilize derivative financial instruments to reduce commodity price risks. We do not hold or issue derivative financial instruments for trading purposes. Statement of Financial Accounting Standards (or SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended in June 2000 by SFAS No. 138 and in May 2003 by SFAS No. 149, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Derivatives that are not designated as hedges are adjusted to fair value through income. If the derivative is designated as a hedge, depending upon the nature of the hedge, changes in the fair value of the derivatives are either offset against the fair value of assets, liabilities or firm commitments through income, or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a derivative's change in fair value is immediately recognized into income. If a derivative no longer qualifies for hedge accounting, the amounts in accumulated other comprehensive income will be immediately charged to operations.

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

        Asset Retirement Obligations.    SFAS No. 143 "Accounting for Asset Retirement Obligations" requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost is allocated to expense using a systematic and rational method and the liability is accreted to measure the change in liability due to the passage of time. The primary impact of this standard relates to our estimated costs for dismantling and site restoration of certain of our plants and pipelines. Estimating future asset retirement obligations requires us to make estimates and judgments regarding timing, existence of a liability, as well as what constitutes adequate restoration. We use the present value of estimated cash flows related to our asset retirement obligation to determine the fair value, generally as estimated by third party consultants. The present value calculation requires us to make numerous assumptions and judgments, including the ultimate costs of dismantling and site restoration, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligation liability, a corresponding adjustment will be required to the related asset. We believe the estimates and judgments reflected in our financial statements are reasonable but are necessarily subject to the uncertainties we have just described. Accordingly, any significant variance in any of the above assumptions or factors could materially affect our cash flows.

        Impairment of Long-Lived Assets.    In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we evaluate our long-lived assets, including intangible assets, of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value. For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is re-determined when related events or circumstances change.

        When determining whether impairment of one of our long-lived assets has occurred, we must estimate the undiscounted cash flows attributable to the asset or asset group. Our estimate of cash flows is based on assumptions regarding the volume of reserves providing asset cash flow and future NGL product and natural gas prices. The amount of reserves and drilling activity are dependent in part on natural gas prices. Projections of reserves and future commodity prices are inherently subjective and contingent upon a number of variable factors, including, but not limited to:

  •
  changes in general economic conditions in regions in which the Partnership's products are located;

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

        Share Based Compensation.    In October 1995 the FASB issued SFAS No. 123, "Share-Based Payment," which was revised in December 2004 ("SFAS 123R"). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that cost be measured based on the fair value of the equity or liability instruments issued. We adopted SFAS 123R September 25, 2006 and Hiland Partners adopted SFAS 123R January 1, 2006. We have applied SFAS 123R using the permitted modified prospective method beginning as of the same date. Hiland Partners had unearned deferred compensation of $289 as of January 1, 2006 which has been eliminated against Hiland Partners common unit equity. Prior to January 1, 2006 Hiland Partners recorded any unamortized compensation related to restricted unit awards as unearned compensation in equity. We expect no change to cash flow presentation from the adoption of SFAS 123R since no tax benefits were recognized by Hiland Partners as a pass through entity.

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

Disclosure Regarding Forward-Looking Statements

        This annual report on Form 10-K includes certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding our plans, goals, beliefs or current expectations. Statements using words such as "anticipate," "believe," "intend," "project," "plan," "continue," "estimate," "forecast," "may," "will," or similar expressions help identify forward-looking statements. Although we believe such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that every objective will be reached.

        Actual results may differ materially from any results projected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks, difficult to predict, and beyond management's control. Such factors include:

  •
  our ability to pay distributions to our unitholders;

  •
  our expected receipt of distributions from Hiland Partners;

  •
  the general economic conditions in the United States of America as well as the general economic conditions and currencies in foreign countries;

  •
  the continued ability of Hiland Partners to find and contract for new sources of natural gas supply;

  •
  the amount of natural gas transported on Hiland Partners' gathering systems;

  •
  the level of throughput in Hiland Partners' natural gas processing and treating facilities;

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

  •
  the weather in Hiland Partners' operating areas;

  •
  the extent of governmental regulation and taxation;

  •
  hazards or operating risks incidental to the transporting, treating and processing of natural gas and NGLs that may not be fully covered by insurance;

  •
  competition from other midstream companies;

  •
  loss of key personnel;

  •
  the availability and cost of capital and Hiland Partners' ability to access certain capital sources;

  •
  changes in laws and regulations to which we and Hiland Partners are subject, including tax, environmental, transportation and employment regulations;

  •
  the costs and effects of legal and administrative proceedings;

  •
  the ability to successfully identify and consummate strategic acquisitions at purchase prices that are accretive to the Hiland Partners' financial results; and

  •
  risks associated with the construction of new pipelines and treating and processing facilities or additions to Hiland Partners' existing pipelines and facilities.

        These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Our future results will depend upon various other risks and uncertainties, including those described elsewhere in Item 7—"Risk Factors." Other unknown or unpredictable factors also could have material adverse effects on our future results. You should not put undue reliance on any forward-looking statements.

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

        Commodity Price Risks.    Our profitability is affected by volatility in prevailing NGL and natural gas prices. Historically, changes in the prices of most NGL products have generally correlated with changes in the price of crude oil. NGL and natural gas prices are volatile and are impacted by changes in the supply and demand for NGLs and natural gas, as well as market uncertainty. For a discussion of the volatility of natural gas and NGL prices, please read "Risk Factors—Risk Factors Related to our Business—Our cash flow is affected by the volatility of natural gas and NGL product prices, which could adversely affect our ability to make distributions to unitholders." To illustrate the impact of changes in prices for natural gas and NGLs on our operating results, we have provided the table below, which reflects, for the year ended December 31, 2007, the impact on our total segment margin of a $0.01 per gallon change (increase or decrease) in NGL prices coupled with a $0.10 per MMBtu change (increase or decrease) in the price of natural gas.

		Natural Gas Price Change ($/MMBtu)
		$0.10	$(0.10)
NGL Price	$0.01	$642,000	$194,000
Change ($/gal)	$(0.01)	$(207,000)	$(645,000)

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

        We manage this commodity price exposure through an integrated strategy that includes management of our contract portfolio, optimization of our assets and the use of derivative contracts. As a result of these derivative contracts, we have hedged a portion of our expected exposure to natural gas prices and NGL prices in 2008 and 2009. We continually monitor our hedging and contract portfolio and expect to continue to adjust our hedge position as conditions warrant. The following table provides information about our derivative instruments at December 31, 2007:

Description and Production Period	Volume	Average Fixed/Open Price	Fair Value Asset (Liability)
Natural Gas - Sold Fixed for Floating Price Swaps	(MMBtu)	(per MMBtu)

January 2008 - December 2008	1,980,000	$7.84	$2,718
January 2009 - December 2009	1,068,000	$7.06	(141)

			$2,577

Natural Gas - Sold Open for Floating Price Swaps(1)	(MMBtu)	(per MMBtu)

January 2009 - December 2009	1,068,000	$7.35	$418

Natural Gas - Buy Fixed for Floating Price Swaps	(MMBtu)	(per MMBtu)

January 2008 - December 2008	790,569	$7.33	$(554)

Natural Gas Liquids - Sold Fixed for Floating Price Swaps	(Bbls)	(per Gallon)

January 2008 - December 2008	441,768	$1.30	$(7,684)

(1)
On January 8, 2008, we negotiated a fixed sales price of $7.535 per MMBtu for the calendar year 2009.

        In addition to the derivative instruments noted in the table above, Hiland Partners has executed one natural gas fixed price physical forward sales contract on 100,000 MMBtu per month for 2008 with a fixed price of $8.43 per MMBtu. This contract has been designated as a normal sale under SFAS No. 133 and is therefore not marked to market as a derivative.

        Interest Rate Risk.    We are exposed to changes in interest rates as a result of our credit facilities, which have floating interest rates. As of December 31, 2006, we had approximately $0.3 million of indebtedness outstanding under our credit facility which was used to finance the costs related to the closing of our $25.0 million secured revolving credit facility. As of December 31, 2007, Hiland Partners had approximately $221.1 million of indebtedness outstanding under its credit facility. The impact of a 100 basis point increase or decrease in interest rates on the amount of current debt would result in an increase or decrease in interest expense and a corresponding decrease or increase in net income of approximately $2.2 million annually.

        Credit Risk.    Counterparties pursuant to the terms of their contractual obligations expose us to potential losses as a result of nonperformance. OGE Energy Resources, Inc., SemStream, L.P., ConocoPhillips, Inc. and Montana-Dakota Utilities Co. were Hiland Partners' largest customers for the year ended December 31, 2007, accounting for approximately 19%, 19%, 12% and 11%, respectively, of revenues. Consequently, changes within one or more of these companies' operations have the potential to impact, both positively and negatively, our credit exposure. Our counterparty for all of our derivative instruments as of December 31, 2007 is BP Energy Company.

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

        As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007, to ensure that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

  (b)
  Changes in internal control over financial reporting.

        During the three months ended December 31, 2007, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a—15(f) and 15d—15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting

        See "Managements Report on Internal Control over Financial Reporting on page F-2.

Item 9B.    Other Information

        There have been no events that occurred in the fourth quarter of 2007 that would need to be reported on Form 8-K that have not been previously reported.

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

Name	Age	Position with Our General Partner
Harold Hamm	62	Chairman of the Board of Directors
Joseph L. Griffin	47	Chief Executive Officer, President and Director
Ken Maples	45	Chief Financial Officer, Vice President—Finance, Secretary and Director
Michael L. Greenwood	52	Director
Edward D. Doherty	72	Director
Rayford T. Reid	59	Director
Shelby E. Odell	68	Director
Dr. Cheryl L. Evans	45	Director
Dr. Bobby B. Lyle	67	Director

        Harold Hamm has been Chairman of the Board of Directors of our general partner since May 2006 and serves as the chairman of the compensation committee of the board of directors of our general partner. Mr. Hamm served as Chairman of the Board of Directors of the general partner of Hiland Partners since October 2004 and serves as a chairman of the compensation committee of the board of directors of Hiland Partners' general partner. In December 1994, Mr. Hamm began serving as President and Chief Executive Officer and as a director of Continental Gas, Inc., and he subsequently served as Chief Executive Officer and a director of Continental Gas, Inc. until 2004. Since its inception in 1967 until October 2005, Mr. Hamm served as President and Chief Executive Officer and a director of Continental Resources, Inc. and currently serves as its Chief Executive Officer and Chairman of its board of directors. Mr. Hamm is also immediate past President of the National Stripper Well Association, a member of the executive board of the Oklahoma Independent Petroleum Association and a member of the executive board of the Oklahoma Energy Explorers. In addition, Mr. Hamm is a director of Complete Production Services, Inc., a publicly traded oilfield service company.

        Joseph L. Griffin was appointed Chief Executive Officer, President and a director of our general partner in June 2007. Mr. Griffin has also served as Chief Executive Officer, President and a director of the general partner of Hiland Partners since June 2007. Mr. Griffin has more than 20 years of experience in the midstream natural gas industry. Mr. Griffin has more than 20 years of experience in the midstream natural gas industry. From 2004 to June 2007, Mr. Griffin served as executive vice president over multiple facets of the business of Lumen Midstream Partnership, a subsidiary of the Southern Ute Indian Tribe, in Tulsa, OK. In 1989, Mr. Griffin co-founded Lumen Midstream, held various senior level management positions and served as a director until Lumen was sold in 2004 to the Southern Ute Indian Tribe. Mr. Griffin holds a Bachelor of Science degree in Business Administration from Oklahoma State University and is also a Certified Public Accountant.

        Ken Maples has been Chief Financial Officer, Vice President—Finance, Secretary and a director of our general partner since May 2006. Mr. Maples has served as Chief Financial Officer, Vice President—Finance and Secretary and a director of the general partner of Hiland Partners since October 2004. Mr. Maples has served as Chief Financial Officer of Continental Gas, Inc. and Hiland Partners, LLC since February 2004. Mr. Maples was Director of Business Development and Manager of Investor Relations of CLR from October 2002 to February 2004. From October 1990 to October 2002, Mr. Maples held various positions with Callon Petroleum Company. He holds a Bachelor degree in accounting from Mississippi State University and a Masters of Business Administration degree from Louisiana State University.

        Michael L. Greenwood was elected as director of our general partner in September 2006, and serves as chairman of the audit committee of the board of directors of our general partner. Mr. Greenwood has served as a director of the general partner of Hiland Partners since February 2005, and serves as chairman of the audit committee of the board of directors of Hiland Partners' general partner. Mr. Greenwood is founder and managing director of Carnegie Capital LLC, a financial advisory services firm providing investment banking assistance to the energy industry. Mr. Greenwood previously served as Vice President—Finance and Treasurer of Energy Transfer Partners, L.P. until August 2004. Prior to its merger with Energy Transfer, Mr. Greenwood served as Vice President and Chief Financial Officer & Treasurer of Heritage Propane Partners, L.P. from 2002 to 2003. Prior to joining Heritage Propane, Mr. Greenwood was Senior Vice President, Chief Financial Officer and Treasurer for Alliance Resource Partners, L.P. from 1994 to 2002. Mr. Greenwood has over 25 years of diverse financial and management experience in the energy industry during his career with several major public energy companies including MAPCO Inc., Penn Central Corporation, and The Williams Companies. Mr. Greenwood holds a Bachelor of Science in Business Administration degree from Oklahoma State University and a Master of Business Administration degree from the University of Tulsa

        Edward D. Doherty was elected as director of our general partner in September 2006, and serves as a member of the audit committee of the board of directors of our general partner. Mr. Doherty has served as a director of the general partner of Hiland Partners since February 2005, and serves as a member of the audit committee of the board of directors of Hiland Partners' general partner. Mr. Doherty served as the Chairman and Chief Executive Officer of Kaneb Pipe Line Company LLC, the general partner of Kaneb Pipe Line Partners L.P. since its inception in September 1989 until July 2005. Prior to joining Kaneb, Mr. Doherty was President and Chief Executive Officer of two private companies, which provided restructuring services to troubled companies and was President and Chief Executive Officer of Commonwealth Oil Refining Company, Inc., a public refining and petrochemical company. Mr. Doherty holds a Bachelor of Arts degree from Lafayette College and a Doctor of Jurisprudence from Columbia University School of Law.

        Rayford T. Reid was elected as director of our general partner in September 2006 and serves as a member of the compensation committee of the board of directors of our general partner. Mr. Reid has served as a director of the general partner of Hiland Partners since May 2005, and serves as a member of the compensation committee of the board of directors of Hiland Partners' general partner. Mr. Reid has more than 30 years of investment banking, financial advisory and commercial banking experience, including 25 years focused on the oil and gas industry. Mr. Reid is President of Kentucky Downs Partners, LLC ("KDP"). KDP's principal business is the ownership of a controlling interest in a thoroughbred horse racing track in Franklin, Kentucky. Prior to forming KDP in 2007, Mr. Reid served as President of R. Reid Investments Inc., a private investment banking firm which exclusively serves companies engaged in the energy industry. Mr. Reid holds a Bachelor of Arts degree from Oklahoma State University and a Master of Business Administration degree from the Wharton School of the University of Pennsylvania.

        Shelby E. Odell was elected as director of our general partner in September 2006, and serves as a member of the audit committee of the board of directors. Mr. Odell has served as a director of the general partner of Hiland Partners since September 2005, and serves as a member of the audit committee of the board of directors of Hiland Partners' general partner. Mr. Odell has 40 years of experience in the petroleum business, including marketing, distribution, acquisitions, innovation of new asset opportunities, and management. From 1974 to 2000, Mr. Odell held several positions with Koch Industries. He retired in 2000 as President of Koch Hydrocarbon Company and Sr. Vice President of Koch Industries. Prior to joining Koch, Mr. Odell advanced through several positions with Phillips Petroleum Company. He is a past member of the Board of Directors of the Gas Processors Association and holds an Associate Degree in Accounting from Enid Business College.

        Dr. Cheryl L. Evans was elected as director of our general partner in September 2006, and serves as a member of the conflicts committee of the board of directors of our general partner. Dr. Evans is in her 13th year of service at Northwestern Oklahoma State University and has been a faculty member since 1994. In 2004, Dr. Evans was appointed Dean of the institution's Enid campus. From 2002 to 2004, Evans chaired the communication department on the Alva campus, and from 1996 to 2002 she chaired the mass communication department. She earned her doctorate at Oklahoma State University in higher education, her Master of Arts in communication degree at Wichita State University and her Bachelor of Arts degree in mass communications/public relations at Northwestern Oklahoma State University. Dr. Evans is a 2004 graduate of Harvard's Management Development Program for academic leaders. In addition to her administrative duties for Northwestern Oklahoma State University, she presently teaches in the Northwestern Oklahoma State University graduate program. Dr. Evans is an active community volunteer and currently serves on numerous civic and charitable boards.

        Dr. Bobby B. Lyle was elected as director of our general partner in September 2006, and he serves as chairman of the conflicts committee and as a member of the compensation committee of the board of directors of our general partner. Dr. Lyle has over 29 years of experience in oil and gas exploration and development. From 1977 to 1981, he was President of Cornell Oil Company. In 1981, he formed Lyco Energy Corporation, and served as its Chairman, President and CEO until the company was sold to Enerplus Resources (USA) Corporation in August 2005. After assisting with the transition of ownership to Enerplus, he formed Lyco Holdings Incorporated in March 2006 and currently serves as its Chairman, President and CEO. Lyco Holdings Incorporated is a private company engaged in private equity investments and ranching. From 1968 - 1976 Dr. Lyle served as Dean ad interim of the Southern Methodist University School of Business and subsequently as Trustee of the University for 18 years. Prior to joining SMU, he worked as a professional engineer with General Dynamics and Geotech, a Teledyne Industries company. He has helped organize and served as director of a number of private companies covering a broad range of industries, including banking, energy software, real estate, retail, and home and industrial insulation. Dr. Lyle has been an active member of numerous industry organizations, including the Independent Petroleum Association of America, where he served as regional Vice President and a member of the Executive Committee, Texas Independent Producers and Royalty Owners Association and the Texas Alliance for Energy. Dr. Lyle holds a Bachelor of Science degree in Mechanical Engineering from Louisiana Tech University; a Masters in Engineering Administration degree from Southern Methodist University; and a Doctorate in Education, with emphasis on Strategic Planning and Leadership in Higher Education, from the University of Massachusetts.

Board Committees

        The board appoints committees to help carry out its duties. In particular, board committees work on key issues in greater detail than would be possible at full board meetings. Only non-employee directors may serve on the audit, compensation and conflicts committees. Each committee has a written charter. The charters are posted on our Web site and are available free of charge on request to the Secretary at the address given under "Contact Us". The table below shows the current membership of each board committee.

        The table below shows the current membership of each board committee.

Name	Audit	Conflicts	Compensation
Mr. Hamm			C
Mr. Greenwood	C
Mr. Doherty	*
Mr. Reid			*
Mr. Odell	*
Dr. Evans		*
Dr. Lyle		C	*

    C
    = Chairman

    *
    = Member

Audit Committee

        The audit committee of our general partner's board of directors is comprised of three non-employee members of the board. The committee is appointed by the board of directors to assist the board in fulfilling its oversight responsibilities. Its primary responsibility is to monitor the quality, integrity and reliability of the financial reporting process, review the adequacy of our systems of internal controls for financial reporting, legal compliance and ethics established by management and the board and review procedures for internal auditing. Responsibilities also include the appointment, compensation, retention and oversight of the work of the independent registered public accounting firm engaged to prepare the audit report or perform other audit, review or attest services. The committee reviews proposed audit plans for the year and the coordination of these plans with the independent registered public accounting firm. The committee also reviews the financial statements and other information contained in quarterly and annual Securities and Exchange Commission's (the "SEC") reports with management and the independent registered public accounting firm to determine that the independent registered public accounting firm is satisfied with the disclosure and content of the financial statements. The committee shall have authority to obtain advice and assistance from internal or external legal, financial and other advisors.

        The board has determined that all members of the committee are independent within the meaning of both the SEC rules and NASDAQ listing standards. The board has further determined that all members are financially literate within the meaning of the NASDAQ standards and that Mr. Greenwood is an "audit committee financial expert" as defined in the SEC rules. In making these determinations, the board reviewed information from each of these non-employee directors concerning all of their respective relationships with us and analyzed the materiality of those relationships.

Conflicts Committee

        The conflicts committee of our general partner's board of directors is comprised of two non-employee members of the board. The committee is appointed by the board of directors of our general partner to carry out the duties delegated by the board that relate to specific matters that the board believes may involve conflicts of interests between us and our affiliates, on the one hand and us and any other group member, any partner or any assignee, on the other hand. The committee is composed solely of two independent directors who are not unitholders, officers or employees of us or our general partner, officers, directors or employees of any affiliate or holders of any ownership interest in us other than our common units and who also meet the independence and experience standards established by NASDAQ and any applicable laws and regulations.

        The committee shall advise the board on actions to be taken by us or matters related to us upon request of the board. The committee determines if the resolution of such conflicts of interest is fair and reasonable to us. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe to us or to our unitholders. In connection with the committee's resolution of any conflict of interest, the committee is authorized to consider the relative interests of any party to such conflict, agreement, transaction or situation and the benefits and burdens relating to such interest, any customary or accepted industry practices and any customary or historical dealings with a particular person. The committee is also authorized to consider any applicable generally accepted accounting practices or principles and such additional factors as the committee determines in its sole discretion to be relevant, reasonable or appropriate under the circumstances.

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

Compensation Committee

        The compensation committee of our general partner's board of directors is comprised of three non-employee members of the board. The committee has overall responsibility for approving and evaluating the general partner's director and officer compensation plans, policies and programs.

        The committee oversees the compensation for our senior executives, including their salary, bonus, and incentive and equity awards. The committee is responsible primarily for reviewing, approving and reporting to the board on major compensation and benefits plans, policies and programs of the company; reviewing and evaluating the performance and approving the compensation of senior executive officers; and overseeing management development programs, performance assessment of senior executives and succession planning. Other specific duties and responsibilities include: annually reviewing and approving corporate goals and objectives relevant to the chief executive officer ("CEO") base compensation, incentive-compensation plans and equity-based plans; evaluating the CEO's performance in light of those goals and objectives, and recommending to the board either as a committee or together with the other independent directors, the CEO's compensation levels based on this evaluation; and producing the required annual report on executive compensation.

        The compensation committee has the sole authority to retain, amend the engagement with, and terminate any compensation consultant to be used to assist it in the evaluation of director, CEO or officer compensation. The committee has sole authority to approve the consultant's fees and other retention terms and shall have authority to cause us to pay the fees and expenses of such consultants. The committee shall also have authority to obtain advice and assistance from internal or external legal, accounting or other advisors, to approve the fees and expenses of such outside advisors, and to cause us to pay the fees and expenses of such outside advisors.

Report of the Audit Committee for the Year Ended December 31, 2007

        Our management is responsible for our internal controls and our financial reporting process. Grant Thornton LLP, our Independent Registered Public Accounting Firm for the year ended December 31, 2007, is responsible for performing an integrated audit of the effectiveness of internal control over financial reporting and an independent audit of our consolidated financial statements in accordance with standards of the Public Company Accounting Oversight Board and to issue a report thereon. Our audit committee monitors and oversees these processes. Our audit committee, made up of members of our general partner's Board of Directors, selects our independent registered public accounting firm.

        Our audit committee has reviewed and discussed our audited consolidated financial statements with our management and the independent registered public accounting firm. Our audit committee has discussed with Grant Thornton LLP the matters required to be discussed by Statement on Auditing Standards No. 61, as amended, "Communications with Audit Committees," including that firm's independence.

Members of the Audit Committee:
Michael L. Greenwood
Edward D. Doherty
Shelby E. Odell

Code of Ethics

        Our general partner has adopted a Financial Officers Code of Ethics applicable to the Chief Executive Officer and Chief Financial Officer, Controller and all other senior financial and accounting officers (the "Senior Financial Officers") with regard to Partnership-related activities. This Code of Ethics contains the policies that relate to the legal and ethical standards of conduct that the Senior Financial Officers of our general partner are expected to comply with while carrying out their duties and responsibilities on behalf of the Company. The Code of Ethics also incorporates expectations of Senior Financial Officers that enable us to provide accurate and timely disclosure in our filings with the SEC and other public communications. The Code of Ethics is publicly available on our website under the "Governance" Section (at www.hilandpartners.com) and is also available free of charge on request to the Secretary at the address given under "Contact Us."

Section 16(a) Beneficial Ownership Reporting Compliance

        Based upon our records, except as set forth below, we believe that during 2007 all reporting persons complied with the Section 16(a) filing requirements applicable to them. Due to administrative errors, (i) a Form 4 was filed late on behalf of Ken Maples on February 27, 2008, (ii) a Form 5 was filed late on behalf of Harold Hamm on February 27, 2008 and (iii) a Form 5 was filed late on behalf of Harold Hamm DST Trust on February 27, 2008.

Compensation Committee Interlocks and Insider Participation

        Harold Hamm serves as the chairman of our Compensation Committee. Mr. Hamm controls CLR, and the required disclosure concerning related party transactions involving Mr. Hamm, Continental Resources Inc and us are set forth below. Other members of the compensation committee include Mr. Rayford T. Reid and Dr. Bobby B Lyle

Item 11.    Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

        The executive officers of our general partner also serve as executive officers of the general partner of Hiland Partners. Our general partner allocates a portion of the cost of our executive officers' cash compensation to us based on the percentage of their time allocated to our business and allocates the remainder of their compensation to Hiland Partners. Due to the overlapping of our executive officers and compensation committee members our executive compensation plan was established to be substantially the same as that of the general partner of Hiland Partners. The information set forth in this section is generally disclosures of the general partner of Hiland Partners.

        The executive compensation program of our general partner is designed to enable our general partner to execute our business objectives by attracting, retaining, and motivating the highest quality of executive talent and by rewarding superior performance. Performance management focuses on building competencies required for our business and achieving the highest level of contribution from each employee. Our compensation and benefits policies and practices are designed to motivate and reward officers and employees to achieve goals and objectives that are expected to lead to long-term enhancement of unitholder value, provide total compensation that is competitive within the market place and align individual compensation with competency and contribution so that performance, tied to measurable objectives and results, will be rewarded appropriately. We identify our marketplace as the following publicly traded midstream and pipeline master limited partnerships within our peer group: Atlas Pipeline Partners, LP, Copano Energy, LLC, Crosstex Energy, LP, DCP Midstream Partners, LP, Global Partners, LP, MarkWest Energy Partners, LP, Regency Energy Partners, LP, SemGroup Energy Partners, LP and TransMontaigne Partners, LP. The compensation committee, established in May 2005, believes this definition of our marketplace along with third-party industry compensation surveys provides a good benchmark for analyzing the competitiveness of our executive compensation program.

        In addition to base salary, executive officers are compensated on a performance-oriented basis through the use of incentive compensation linking both annual and longer-term results. The annual incentive bonus permits team and individual performance to be recognized and is based, in part, on an evaluation of the contribution made by the officer to our performance. Equity compensation awards are included in the compensation program to reward executive officers for long-term strategic actions that increase our value and thus unitholder value and to link a significant amount of an executive's current and potential future net worth to our success. This use of equity compensation directly relates a portion of each executive officer's long-term remuneration to our unit price, and therefore aligns the executive's compensation with the interests of other unitholders. The discretionary granting of unit options, as well as the use of restricted and phantom units, is used to: (1) recognize promotions of executives into positions of significant responsibilities; (2) recognize significant accomplishments of executives, particularly as the accomplishments impact growth, profits and/or competitive positioning; and (3) attract and retain high level executive talent.

Oversight of Executive Compensation Program

        The compensation committee of our general partner administers our executive officer compensation program. The compensation committee is primarily responsible for reviewing, approving and reporting to the board on major compensation and benefits plans, policies and programs of the Partnership; reviewing and evaluating the performance and approving the compensation of senior executive officers; and overseeing management development programs, performance assessment of senior executives and succession planning. Other specific duties and responsibilities include: annually reviewing and approving corporate goals and objectives relevant to the chief executive officer ("CEO") base compensation, incentive-compensation plans and equity-based plans; evaluating the CEO's performance in light of those goals and objectives, and recommending to the board, either as a committee or together with the other independent directors, the CEO's compensation levels based on this evaluation; and producing the required annual report on executive compensation. The compensation committee annually evaluates the effectiveness of the executive compensation program in meeting its objectives.

        The CEO submits annual base compensation, incentive-compensation and equity-based compensation recommendations of senior executive officers below the CEO to the compensation committee based on each executive's contribution to our performance and each executive's responsibilities and management abilities. The compensation committee evaluates compensation with reference to our financial and operating performance, distribution performance, relative unitholder total return for the prior fiscal year, competitive compensation data of executives in our marketplace and each executive's individual performance evaluation, length of service with the company and previous work experience. The compensation committee annually advises the board on the compensation to be paid to the executive officers and approves the compensation for executive officers.

        The compensation committee has the sole authority to retain, amend the engagement with, and terminate any compensation consultant to be used to assist it in the evaluation of director, CEO and executive officer compensation, as appropriate. The committee has sole authority to approve the consultant's fees and other retention terms and shall have authority to cause us to pay the fees and expenses of such consultants. The committee shall also have authority to obtain advice and assistance from internal or external legal, accounting or other advisors, to approve the fees and expenses of such outside advisors, and to cause us to pay the fees and expenses of such outside advisors. The compensation committee formed a search committee and engaged Heidrick & Struggles to identify potential new CEO candidates; but otherwise did not engage a compensation consultant to assist it in determining executive compensation for our fiscal year ending December 31, 2007.

Elements of Compensation

        Our general partner executive compensation program currently consists of the following elements:

  •
  base salaries;

  •
  annual incentive cash bonuses; and

  •
  long-term incentive compensation.

Base Salaries

        Base salary for each executive officer is determined annually by an assessment of our overall financial and operating performance, each executive officer's performance evaluation, changes in executive officer responsibilities and relevant marketplace data. While many aspects of performance can be measured in financial terms, the compensation committee also evaluates senior management in areas of performance that are more subjective. These areas include the development and execution of strategic plans, the exercise of leadership in the development of management and other employees, innovation and improvement in our business activities, as well as the executive's involvement in industry groups and in the communities that we serve. Our general partner seeks to compensate executives for their performance throughout the year with annual base salaries that are fair and competitive within our marketplace. Our general partner believes that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions and with similar responsibilities in our marketplace and adjusted for financial and operating performance and each executive's performance evaluation, length of service with the company and previous work experience. Individual salaries are generally established in alignment with these considerations to ensure the attraction, development and retention of superior talent, as well as in relation to individual executive performance. Base salaries are reviewed annually to ensure continuing consistency with market levels and our level of financial performance during the previous fiscal year. Future adjustments to base salaries and salary ranges will reflect average movement in the competitive market as well as individual performance.

        Base salaries in 2007 for the Chief Financial Officer ("CFO") and the Vice President of Operations and Engineering were set based on (1) the latest available financial results of operations; (2) each executive's performance evaluation; and (3) the comparable base salaries of executives within our marketplace and our most recent third-party industry compensation survey. The CFO's annual base salary was $225,000 for the period of November 2006 through October 2007. The CFO's current annual base salary, established at the compensation committee's meeting in November 2007, is $255,000 and approximates the median annual base salaries within our marketplace for 2006 and our most recent third-party industry compensation survey for his position. The Vice President of Operations and

Engineering's annual base salary was $160,000 for the period of March 2006 through February 2007. The Vice President of Operations and Engineering's current annual base salary, established at the compensation committee's meeting in March 2007, is $190,000 and approximates the median annual base salary within our most recent third-party industry compensation survey for his position. The annual base salary for our Vice President of Operations and Engineering will be addressed at the compensation committee meeting to be held in March 2008. The CEO's annual base salary was $260,000 for the period of June 2007 through October 2007 based on previous work experience. The CEO's current annual base salary, established at the compensation committee's meeting in November 2007, is $290,000 and approximates 83% of the median annual base salary within our marketplace for 2006 for his position. The CEO's current annual base salary was set based on his initial performance evaluation. Also, in January 2008, an annual base salary of $200,000 was established for a new Vice President of Business Development to join our team in early 2008, primarily determined by the comparable base salaries of similar executives within our marketplace.

Annual Incentive Cash Bonus

        Annual incentive cash bonuses are intended to compensate executive officers for achieving our annual financial goals and for achieving measurable individual annual performance objectives. Annual cash bonuses are 100% discretionary and are determined by our financial and operating performance relative to financial goals, distribution performance, relative unitholder total return for the prior fiscal year, the executive's performance evaluation and the median incentive cash bonuses of executive officers within our marketplace. The compensation committee approves the annual incentive award, if any, for the CEO, and for each officer below the CEO level based on the CEO's recommendations. EBITDA, natural gas sales, NGL sales and distributions per unit increased 79%, 42%, 70% and 34%, respectively in 2006 as compared to 2005. Our unitholder total return for 2006 was approximately 56% compared to the median for our marketplace of approximately 38%. Discretionary cash bonuses were awarded in March 2007 to our past CEO, CFO, and the Vice President of Operations and Engineering in the amounts of $150,000, $123,750 and $88,000, respectively, representing approximately 55%, 124% and 69% of the median incentive cash bonuses for such positions within our marketplace for 2005. The past Vice President of Business Development received a discretionary cash bonus of $51,000 in March 2007. Discretionary cash bonuses for our three named executive officers and our past Vice President of Business Development are to be addressed at the compensation committee meeting to be held in March 2008.

Long-Term Incentive Compensation

        Our general partner adopted the Hiland Holdings GP, LP Long-Term Incentive Plan for the employees and directors of our general partner and the employees of its affiliates. The compensation plan is administered by the compensation committee of our general partner's board of directors and will continue in effect until the earliest of (i) the date determined by the board of directors of either general partner; (ii) the date that common units are no longer available for payment of awards under the plan; or (iii) the tenth anniversary of the plan.

        The long-term incentive compensation plan is designed to reward executives and other key employees for the attainment of financial goals and other performance objectives approved annually by the compensation committee and to encourage responsible and profitable growth while taking into account non-routine factors that may be integral to our success. Long-term incentive compensation in the form of equity grants of our common units, such as incentive unit option grants and grants of restricted units and phantom units, are used to incent performance that leads to enhanced unitholder value, encourage retention and closely align the executive's interests with unitholders' long-term interests. Equity grants provide a vital link between the long-term results achieved for our unitholders and the rewards provided to executives and other key employees. The equity grants we adopted upon the formation of our long-term incentive compensation plan were designed to be comparable with long-term incentive plans of other midstream and pipeline master limited partnerships.

        Under the unit option grant agreement, granted options of common units vest and become exercisable in one-third increments on the anniversary of the grant date over three years. Vested unit options are exercisable within the option's contractual life of ten years after the grant date. Restricted units vest in quarterly increments over a four-year period from the date of issuance. Phantom units vest in increments and over a period of time as determined by the compensation committee. Unvested unit options, restricted units and phantom units generally become fully vested upon the disability, death or termination other than for cause of the holder or a change of control of our general partner. If the holder ceases to be an officer or employee of our general partner for any other reason, his or her unvested unit options, restricted units or phantom units are forfeited. Unit option awards are less attractive than restricted units or phantom units to the recipient because the fair value of the unit option at the grant date is generally less than the fair value of the restricted unit or phantom unit at the grant date, which bears no cost to the recipient. Furthermore, unit options, which vest in three years, are generally granted in hopeful anticipation of more immediate increases in unit prices, whereby restricted units that vest over a longer four-year period and phantom units which vest over a period of time as determined by the compensation committee are granted more for unitholder ownership.

        The size of the unit option, restricted unit and phantom unit grants is determined relative to our size and our market, employee qualifications and position, as well as master limited partnership peer group data. All grants to executive officers require board approval. Neither our general partner nor the compensation committee has a program, plan or practice to time options or grants to its executives in coordination with the release of material nonpublic information. Any unit options, restricted units or phantom units grants made to non-executive employees typically will occur concurrently with grants to named executive officers. All unit options are granted at the fair market value of our units on the date of grant. The compensation committee determines the aggregate amounts, terms and timing of unit option, restricted unit and phantom unit awards. The number of units covered by each award reflects the executive's level of responsibility along with past and anticipated future contributions to us. Initially, based on comparable options granted to executives of similar midstream and pipeline master limited partnerships at their respective initial public offerings, the past CEO recommended to the chairman of the board the number of options to be granted to executive officers and key employees at our initial public offering in February 2005. In November 2005, the compensation committee approved 15,000 and 13,000 unit options to be granted to an additional Vice President of Operations and Engineering and a Vice President of Business Development, respectively, on their hire dates in early 2006. In November 2006, the compensation committee approved 3,000 restricted units to be granted to the Vice President of Operations and Engineering. In June 2007, the compensation committee approved 10,000 phantom units to be granted to our current CEO. In November 2007, the compensation committee approved 5,000 phantom units to be granted to the CFO, 5,000 phantom units to be granted to the Vice President of Operations and Engineering and 21,825 phantom units to be granted to key employees. The compensation committee also approved 7,500 phantom units to be granted to the Vice President of Business Development upon his appointment in February 2008.

Employment, Change in Control and Salary Continuation Agreements

        No employment agreements exist with any employees of our general partner.

        Change in control agreements exist only with respect to all unexercised unit options, restricted units and phantom units held by all employees and directors of our general partner which in the event of any of the following change on control events become fully vested and exercisable. A change in control generally shall be deemed to occur upon the occurrence of one or more of the following events: (i) any sale, lease, exchange or other transfer or disposition of all or substantially all of the assets of the Partnership to any party not affiliated with the Partnership and/or any of our affiliates; (ii) the consolidation, reorganization, merger or other transaction pursuant to which more than 50% of the combined voting power of the outstanding equity interests in the Partnership cease to be directly or indirectly owned by our current majority owner group or their affiliate; or (iii) our general partner ceases to be the general partner of the Partnership. If a qualifying change in control event had occurred as of December 31, 2007, the estimated value of payments and benefits that would inure to the benefit of the executive officers and directors as a group, including the executive officers and directors of Hiland Partners would have been approximately $2.8 million.

        Our general partner currently has no salary continuation agreement, or agreement having similar effect, in place with any employee of our general partner other than the change in control agreements described above.

Class B Common Units

        In connection with Hiland Partners initial public offering on February 15, 2005, Hiland Partners GP, LLC, its general partner, issued Class B member interests in Hiland Partners GP, LLC to the CEO and CFO as compensation for services to be rendered exclusively for the benefit of its general partner. In connection with our initial public offering on September 25, 2006, Class B common units were issued to our past CEO, Mr. Moeder and our CFO, Mr. Maples as consideration for their unvested Class B member interests in Hiland Partners GP, LLC. The Class B common units have substantially identical rights as our common units and upon vesting, become convertible at the election of the holder into common units. Prior to conversion, the Class B common units are non-transferable. The Class B common units vested in equal increments on February 15, 2007 and February 15, 2008. In February and April 2007, our past CEO elected to convert his vested Class B common units to common units. In April 2007, our past CEO resigned and his unvested Class B common units in us, were forfeited and transferred to our contributing parties on a pro rata basis based on their vested ownership of Hiland Partners GP, LLC immediately prior to the contribution of those interests in connection with their formation. In February 2008, our CFO elected to convert his Class B common units to common units.

Summary Compensation Table

        The following table sets forth information regarding compensation earned by our CEO, our CFO and three other most highly compensated executive officers employed in 2007 and 2006:

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($) (1)		Bonus ($) (2)		Unit Awards ($) (3)		Option Awards ($) (4)		All Other Compensation ($) (5)		Total ($)
Joseph Griffin—President and Chief Executive Officer	2007		$144,731		$40,000		$154,426		$—		$31,667		$370,824
Randy Moeder—Past President and Chief Executive Officer	2007 2006	$ $	106,338 234,693	$ $	130,000 85,000	$ $	— —	$ $	29,342 52,534	$ $	5,871 11,000	$ $	271,551 383,227
Ken Maples—Vice President- Finance, Secretary and Chief Financial Officer	2007 2006	$ $	229,808 195,385	$ $	113,750 55,000	$ $	17,306 —	$ $	11,838 32,834	$ $	11,250 9,701	$ $	383,952 292,920
Robert Shain—Vice President of Operations and Engineering	2007 2006	$ $	184,961 126,151	$ $	88,000 40,000	$ $	95,217 4,071	$ $	20,559 27,858	$ $	9,154 69,950	$ $	397,891 268,030
Ron Hill—Vice President of Business Development	2007 2006	$ $	166,211 147,692	$ $	51,000 —	$ $	2,855 —	$ $	17,792 37,624	$ $	8,250 3,173	$ $	246,108 188,489
Clint Duty—Past Vice President of Operations and Engineering	2006		$46,577		$—		$—		$12,325		$2,598		$61,500

(1)
Salary includes base salary and payment in respect of accrued vacation, holidays and sick days. Mr. Griffin was appointed President, CEO and director on June 19, 2007. Mr. Moeder left our employment on April 16, 2007 and Mr. Duty left our employment on April 14, 2006.

(2)
Bonuses paid in 2007 were awarded in March 2007. Bonuses for Mr. Moeder and Mr. Maples were awarded in March 2006. Mr. Griffin and Mr. Shain were each awarded a sign on bonus of $40,000 on their respective dates of hire in 2007 and 2006.

(3)
Mr. Griffin was awarded 10,000 Hiland Partner phantom units on June 19, 2007. The phantom units vest equally on the anniversary of the grant date over a four year period. Periodic distributions on Mr. Griffin's phantom units are held in trust by our general partner until the units vest. On November 6, 2007 Messrs. Maples, Shain and Hill were awarded Hiland Partners phantom units that also vest equally on the anniversary of the grant date over a four year period. The units awarded on November 6, 2007 do not accumulate distributions. Mr. Shain was awarded 3,000 of Hiland Partners' restricted units at $48.85 per unit on November 10, 2006. Mr. Shain's restricted units vest in quarterly increments on the anniversary of the grant date over a period of four years and periodic distributions are held in trust by Hiland Partners' general partner until the units vest.

(4)
Mr. Moeder, Mr. Maples and Mr. Duty were granted 32,000, 20,000 and 20,000 Hiland Partners unit options, respectively, at an exercise price of $22.50 per unit on February 10, 2005. The grant date fair value of $5.11 per unit was determined in accordance with FAS 123R using the American Binomial option-pricing model. Mr. Duty forfeited his remaining unvested 13,333 unit options when he left our employment. Mr. Hill was hired on January 5, 2006 and was awarded 13,000 Hiland Partners unit options at a per unit exercise price of $38.72 with a grant date fair value of $4.82 per unit. On March 20, 2006, Mr. Shain was awarded 15,000 Hiland Partners unit options at a per unit exercise price of $40.70 with a grant date fair value of $3.91 per unit. The exercise price of the options granted equaled the market price of the units on the grant date. The fair value of each option granted, as determined in accordance with FAS 123R, was estimated on the date of grant using the American Binomial option-pricing model. All unit options vest over a three-year period beginning on their respective date of grant. We adopted SFAS 123R on January 1, 2006. Prior to 2006, we applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the unit-based compensation awards and recorded no expense in 2005 on the options granted in 2005.

(5)
All other compensation includes our discretionary contributions to our defined contribution retirement plan under which we make contributions to the plan based on a percentage of eligible employees' compensation. Additionally, in 2007 we paid relocation expenses of $31,667 for Mr. Griffin in 2007 and $68,104 for Mr. Shain in 2006.

Hiland Partners-Grants of Plan Based Awards

        The following table provides information regarding Hiland Partners unit options and restricted and phantom units awarded in 2007 and 2006:

GRANTS OF PLAN BASED AWARDS

Name	Grant Date	All Other Unit Awards: Number of Units (#)	Base Price of Unit Awards ($/Unit)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Unit)	Grant Date Fair Value of Option Awards ($/Unit)
Mr. Griffin	6/19/2007	10,000	$54.50	—	—	—
Mr. Maples	11/6/2007	5,000	$48.80	—	—	—
Mr. Shain	11/6/2007	5,000	$48.80	—	—	—
Mr. Hill	11/6/2007	825	$48.80	—	—	—

        Mr. Griffin's was awarded 10,000 phantom units in June 2007. Mr. Griffin's phantom units vest in four year annual increments and periodic distributions on his unvested units are held in trust by our general partner until the units vest. Messrs. Maples, Shain and Hill were awarded 5,000, 5,000 and 825 phantom units, respectively, in November 2007. Messrs. Maples, Shain and Hill's phantom units also vest in four year annual increments, but do not accumulate distributions on the unvested units.

Hiland Partners-Outstanding Equity Awards at Fiscal Year-End Table

        The following table provides information regarding Hiland Partners outstanding awards that have been granted, but the ultimate outcomes of which have not been realized:

OUTSTANDING EQUITY AWARDS AS FISCAL YEAR-END

Name	Number of Hiland Partners' Securities Underlying Unexercised Options (#) Exercisable	Number of Hiland Partners' Securities Underlying Unexercised Options (#) Unexercisable	Hiland Partners' Option Exercise Price ($)	Hiland Partners' Option Expiration Date	Number of Hiland Partners' Restricted and Phantom Units That Have Not Vested (#)	Market Value of Hiland Partners' Units and Options That Have Not Vested ($)
Mr. Griffin(1)	—	—	—	—	10,000	$505,500
Mr. Maples(2)	13,333	—	$22.50	02/10/15	5,000	$252,750
Mr. Shain(3)	5,000	10,000	$40.70	03/20/16	7,250	$464,988
Mr. Hill(4)	4,333	4,334	$38.72	01/05/16	825	$84,394

(1)
Mr. Griffin's phantom units vest in quarterly annual increments over four years from the June 19, 2007 grant date.

(2)
The last one-third of Mr. Maples' 20,000 unit options awarded on February 10, 2005 vested on February 10, 2008. Mr. Maples' 5,000 phantom units vest in quarterly annual increments over four years from the November 6, 2007 grant date.

(3)
Mr. Shain's 15,000 unit options awarded on March 20, 2006 vest in one-third annual increments. Mr. Shain's 5,000 phantom units vest in quarterly annual increments over four years from the November 6, 2007 grant date and 2,250 of his 3,000 restricted units granted on November 10, 2006 vest in one-third annual increments over the remaining period beginning on November 10, 2007.

(4)
One-third, or 4,333 of Mr. Hill's unit options awarded on January 5, 2006 vested on January 5, 2008. The remainder vest on January 5, 2009. Mr. Hill's 825 phantom units vest in quarterly annual increments over four years from the November 6, 2007 grant date.

Hiland Partners-Option Exercises and Units Vested Table

        The table presented below provides information of Hiland Partners values realized upon the exercise of options during 2007 and 2006 based on the difference between the market price of the underlying units at exercise and the exercise or base price of the unit options:

OPTION EXERCISES AND UNITS VESTED

	Hiland Partners Option Awards		Hiland Partners Unit Awards
			Number of Units Acquired on Vesting (#)
Name	Number of Units Acquired on Exercise (#)	Value Realized Upon Exercise ($)		Value Realized Upon Vesting ($)
Mr. Moeder	12,566	$418,843	—	$—
Mr. Shain	—	$—	750	$36,024
Mr. Hill	4,333	$70,462	—	$—

        No restricted units granted to executive officers vested in 2006.

Hiland Partners GP Holdings, LLC-Director Compensation

        Mr. Harold Hamm, the chairman of the board of directors of our general partner and a non-employee director, receives no form of director compensation whatsoever. Similarly, our CEO, Mr. Griffin and our CFO, Mr. Maples, who are employees of our general partner, are also non-compensated members of the board of directors of our general partner. The table below shows the total compensation paid in 2007 to each of our current non-employee directors.

DIRECTOR COMPENSATION

Name	Annual Base Fee (1) ($)	Committee Fees ($)	Restricted Unit Awards (2) ($)	Restricted Unit Distributions (3) ($)	Total ($)
Michael L. Greenwood	$31,000	$9,000	$28,250	$324	$68,574
Edward D. Doherty	$31,000	$4,000	$28,250	$324	$63,574
Rayford T. Reid	$31,000	$3,000	$28,250	$324	$62,574
Shelby E. Odell	$31,000	$4,000	$28,250	$324	$63,574
Dr. Cheryl L. Evans	$31,000	$13,000	$28,250	$324	$72,574
Dr. Bobby B. Lyle	$31,000	$29,000	$28,250	$324	$88,574

    (1)
    Includes an annual base fee of $25,000 per director plus $1,500 per director for each quarterly board of directors meeting attended.

    (2)
    The value shown is the number of restricted units granted in 2007 times the closing price of our units on the day of grant. The value given does not reflect a reduction for the fact that the shares are subject to potential forfeiture in the event the director leaves the board before the four-year vesting period. All six non-employee directors each received 1,000 restricted units each on their anniversary date.

    (3)
    Represents the aggregate cash distributions paid at the time the units vested on all restricted units held by the director.

        No additional remuneration is paid to officers of our general partner who also serve as directors. Our independent directors receive (a) a $25,000 annual cash retainer fee, (b) $1,500 for each regularly scheduled meeting attended, (c) $750 for each special meeting attended, (d) 2,000 restricted units upon becoming a director and 1,000 restricted units on each anniversary date of becoming a director and (e) during 2007, CEO search committee fees to secure a replacement for our CEO who resigned in April 2007. The restricted units vest in quarterly increments on the anniversary of the grant date over a period of four years. In addition to the foregoing, each director who serves on a committee receives $1,000 for each committee meeting attended, the chairman of our audit committee receives an annual retainer of $5,000 and the chairman of our other committees receive an annual retainer of $2,500. In addition, each independent director is reimbursed for his out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director is fully indemnified for his actions associated with being a director to the fullest extent permitted under Delaware law.

Reimbursement of Expenses of Our General Partner

        Our general partner will not receive any management fee or other compensation for its management of our partnership. Our general partner and its affiliates will be reimbursed for all expenses incurred on our behalf. These expenses include the cost of employee, officer and director compensation benefits properly allocable to our partnership and all other expenses necessary or appropriate to the conduct of our business and allocable to us. The partnership agreement provides that our general partner will determine the expenses that are allocable to us in any reasonable manner determined by our general partner in its discretion. There is no cap on the amount that may be paid or reimbursed to our general partner for compensation or expenses incurred on our behalf. CLR currently provides us with certain general and administration services. For a description of these services, please read "Certain Relationships and Related Party Transactions—Agreements with Harold Hamm and His Affiliates—Omnibus Agreement—Services." In the omnibus agreement, Continental Resources, Inc agreed to continue to provide these services to us for two years after Hiland Partners' initial public offering, at the lower of CLR's cost to provide the services or $50,000 per year. During the third quarter of 2006, we hired a director of information technology and a director of human resources and transitioned these services away from CLR. The remainder of general and administration services provided by CLR under this agreement expired on February 15, 2007.

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

        Restricted Units and Phantom Units.    A restricted unit is a common unit that is subject to forfeiture. Upon vesting, the grantee receives a common unit that is not subject to forfeiture. A phantom unit is a notional unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the compensation committee, cash equivalent to the value of a common unit. The compensation committee may make grants of restricted units and phantom units under the plan to employees and directors containing such terms as the compensation committee shall determine under the plan, including the period over which restricted units and phantom units granted will vest. The compensation committee may, in its discretion, base its determination on the grantee's period of service or upon the achievement of specified financial objectives. In addition, the restricted and phantom units will vest upon a change of control of us or our general partner, subject to additional or contrary provisions in the award agreement.

        If a grantee's employment or membership on the board of directors terminates for any reason, the grantee's restricted units and phantom units will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise or unless otherwise provided in the grant agreement between the grantee and our general partner or its affiliates. Common units to be delivered with respect to these awards may be common units acquired by our general partner in the open market, common units already owned by our general partner, common units acquired by our general partner directly from us or any other person or any combination of the foregoing. Our general partner will be entitled to reimbursement by us for the cost incurred in acquiring common units. If we issue new common units with respect to these awards, the total number of common units outstanding will increase.

        Distributions on restricted units may be subject to the same vesting requirements as the restricted units, in the compensation committee's discretion. The compensation committee, in its discretion, may also grant tandem distribution equivalent rights with respect to phantom units. These are rights that entitle the grantee to receive cash equal to the cash distributions made on the common units.

        We intend for the restricted units and phantom units under the plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, plan participants will not pay any consideration for the common units they receive, and we will receive no remuneration for the units.

        Unit Options.    The long-term incentive plan permits the grant of options covering common units. The compensation committee may make grants under the plan to employees and directors containing such terms as the committee shall determine. Except in the case of substitute options granted to new employees or directors in connection with a merger, consolidation or acquisition, unit options may not have an exercise price that is less than the fair market value of the units on the date of grant. In addition, unit options granted will generally become exercisable over a period determined by the compensation committee and, in the compensation committee's discretion, may provide for accelerated vesting upon the achievement of specified performance objectives. The unit options will become exercisable upon a change of control of us. Unless otherwise provided in an award agreement, unit options may be exercised only by the participant during his lifetime or by the person to whom the participant's right will pass by will or the laws of descent and distribution. If a grantee's employment or membership on the board of directors terminates for any reason, the grantee's unvested options will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise or unless otherwise provided in a written employment agreement or the option agreement between the grantee and our general partner or its affiliates. If the exercise of an option is to be settled in common units rather than cash, our general partner will acquire common units in the open market or directly from us or any other person or use common units already owned by our general partner or any combination of the foregoing. Our general partner will be entitled to reimbursement by us for the difference between the cost incurred by it in acquiring these common units and the proceeds it receives from a grantee at the time of exercise. Thus, the cost of the unit options above the proceeds from grantees will be borne by us. If we issue new common units upon exercise of the unit options, the total number of common units outstanding will increase, and our general partner will pay us the proceeds it received from the grantee upon exercise of the unit option. The plan has been designed to furnish additional compensation to employees and directors and to align their economic interests with those of common unitholders.

Hiland Partners, LP-Long-Term Incentive Plan

        Hiland Partners' general partner has adopted the Hiland Partners Long-Term Incentive Plan for employees and directors of its general partner and employees of its affiliates. The plan is intended to promote Hiland Partners' interests and the interests of its general partner by providing to employees and directors of its general partner and its affiliate's incentive compensation awards for superior performance that are based on units. The plan is also contemplated to enhance the ability of its general partner, its affiliates or Hiland Partners to attract and retain the services of individuals who are essential for growth and profitability and to encourage them to devote their best efforts to advancing our business. The long-term incentive plan currently permits an aggregate of 680,000 common units to be issued with respect to unit options, restricted units and phantom units granted under the plan. No more than 225,000 of the 680,000 common units may be issued with respect to vested, restricted or phantom units. The plan is administered by the compensation committee of our general partner's board of directors. The plan will continue in effect until the earliest of (i) the date determined by the board of directors of our general partner; (ii) the date that common units are no longer available for payment of awards under the plan; or (iii) the tenth anniversary of the plan.

        Hiland Partners' general partner's board of directors or compensation committee may, in their discretion, terminate, suspend or discontinue the long-term incentive plan at any time with respect to any units for which a grant has not yet been made. Our general partner's board of directors or its compensation committee also has the right to alter or amend the long-term incentive plan or any part of the plan from time to time, including increasing the number of units that may be granted, subject to unitholder approval if required by the exchange upon which the common units are listed at that time. No change in any outstanding grant may be made, however, that would materially impair the rights of the participant without the consent of the participant.

        Restricted Units and Phantom Units.    A restricted unit is a common unit that is subject to forfeiture. Upon vesting, the grantee receives a common unit that is not subject to forfeiture. A phantom unit is a notional unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the compensation committee, cash equivalent to the value of a common unit. The compensation committee may make grants of restricted units and phantom units under the plan to employees and directors containing such terms as the compensation committee shall determine under the plan, including the period over which restricted units and phantom units granted will vest. The committee may, in its discretion, base its determination on the grantee's period of service or upon the achievement of specified financial objectives. In addition, the restricted and phantom units will vest upon a change of control of us or our general partner, subject to additional or contrary provisions in the award agreement.

        If a grantee's employment or membership on the board of directors terminates for any reason, the grantee's restricted units and phantom units will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise or unless otherwise provided in a written employment agreement between the grantee and our general partner or its affiliates. Common units to be delivered with respect to these awards may be common units acquired by our general partner in the open market, common units already owned by our general partner, common units acquired by our general partner directly from us or any other person or any combination of the foregoing. Our general partner will be entitled to reimbursement by us for the cost incurred in acquiring common units. If we issue new common units with respect to these awards, the total number of common units outstanding will increase.

        Distributions on restricted units may be subject to the same vesting requirements as the restricted units, in the compensation committee's discretion. The compensation committee, in its discretion, may also grant tandem distribution equivalent rights with respect to phantom units. These are rights that entitle the grantee to receive cash equal to the cash distributions made on the common units.

        Hiland Partners intends for the restricted units and phantom units under the plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, plan participants will not pay any consideration for the common units they receive, and we will receive no remuneration for the units.

        Unit Options.    The long-term incentive plan permits the grant of options covering common units. The compensation committee may make grants under the plan to employees and directors containing such terms as the committee shall determine. Except in the case of substitute options granted to new employees or directors in connection with a merger, consolidation or acquisition, unit options may not have an exercise price that is less than the fair market value of the units on the date of grant. In addition, unit options granted will generally become exercisable over a period determined by the compensation committee and, in the compensation committee's discretion, may provide for accelerated vesting upon the achievement of specified performance objectives. The unit options will become exercisable upon a change in control of us or of our operating company. Unless otherwise provided in an award agreement, unit options may be exercised only by the participant during his lifetime or by the person to whom the participant's right will pass by will or the laws of descent and distribution. If a grantee's employment or membership on the board of directors terminates for any reason, the grantee's unvested options will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise or unless otherwise provided in a written employment agreement or the option agreement between the grantee and our general partner or its affiliates. If the exercise of an option is to be settled in common units rather than cash, the general partner will acquire common units in the open market or directly from us or any other person or use common units already owned by our general partner or any combination of the foregoing. The general partner will be entitled to reimbursement by us for the difference between the cost incurred by it in acquiring these common units and the proceeds it receives from a grantee at the time of exercise. Thus, the cost of the unit options above the proceeds from grantees will be borne by us. If we issue new common units upon exercise of the unit options, the total number of common units outstanding will increase, and our general partner will pay us the proceeds it received from the grantee upon exercise of the unit option. The plan has been designed to furnish additional compensation to employees and directors and to align their economic interests with those of common unitholders.

        Unit Option Grant Agreement.    As of January 1, 2008, Hiland Partners has outstanding unit options to employees, officers and directors of its general partner to purchase an aggregate of 75,041 common units with a weighted average exercise price of $31.11. Please see the Hiland Partners option grant table above for a description of grants made to named executive officers during 2006 and 2005. No unit options were granted in 2007. Under the unit option grant agreements, the options vest and may be exercised in one third increments on the anniversary of the grant date over a period of three years. In addition, the unit options will vest and become exercisable, subject to certain conditions, upon the occurrence of any of the following

  •
  the grantee becomes disabled;

  •
  the grantee dies;

  •
  the grantee's employment is terminated other than for cause; and

  •
  upon a change of control of the Partnership..

        In February 2007, one third of the remaining 123,000 Hiland Partner unit options granted on February 10, 2005 vested and 1,899 units granted to our past CEO vested in April 2007 as provided for in his termination agreement. Of the 42,899 that vested, 38,327 were exercised in 2007, resulting in cash contributions to Hiland Partners of $0.9 million. During 2007, 9,767 unit options granted on February 10, 2005 were forfeited. The remaining 29,334 unit options granted on February 10, 2005 vested on February 10, 2008 and on January 5, 2008, 4,333 unit options granted on January 5, 2006 also vested. Of the total 33,667 units vested 22,039 were exercised in February 2008 resulting in cash contributions to Hiland Partners of $0.6 million.

Report of the Compensation Committee

        The compensation committee of the Board of Directors of Hiland Partners GP Holdings, LLC administers the executive compensation program. The compensation committee is primarily responsible for reviewing, approving and reporting to the Board of Directors on major compensation and benefits plans, policies and programs, reviewing and evaluating the performance and approving the compensation of senior executive officers; and overseeing management development programs, performance assessment of senior executives and succession planning. Other specific duties and responsibilities include: annually reviewing and approving corporate goals and objectives relevant to the CEO base compensation, incentive-compensation plans and equity-based plans; evaluating the CEO's performance in light of those goals and objectives, and recommending to the Board of Directors, either as a committee or together with the other independent directors, the CEO's compensation levels based on this evaluation; and producing the required annual report on executive compensation. The compensation committee annually evaluates the effectiveness of the executive compensation program in meeting its objectives.

        As required by applicable regulations of the Securities and Exchange Commission, the compensation committee reviewed and discussed with management the compensation discussion and analysis contained in this Annual Report on Form 10-K. Based on the reviews and discussions referred to above, the compensation committee recommended to the Board of Directors of Hiland Partners GP Holdings, LLC that the compensation discussion and analysis be included in the Annual Report on Form 10-K for the year ended December 31, 2007 for filing with the SEC.

        Respectively submitted on March 7, 2008 by the members of the compensation committee of the Board of Directors of Hiland Partners GP Holdings, LLC:

    Harold Hamm, Chairman
    Rayford T. Reid
    Dr. Bobby B Lyle

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

        Beneficial Ownership of Hiland Holdings GP, LP.    The following table sets forth the beneficial ownership of units of Hiland Holdings GP, LP as of March 7, 2008 held by each person who beneficially owns 5% or more of the then outstanding units and all of the directors, named executive officers, and directors and executive officers as a group of Hiland Holdings GP, LP.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Harold Hamm(2)	7,732,884	35.8%
Harold Hamm DST Trust(2)	3,225,650	14.9%
Harold Hamm HJ Trust(2)	2,150,218	9.9%
Michael L. Greenwood(3)	3,000	*
Edward D. Doherty(3)	3,500	*
Rayford T. Reid(3)	28,000	*
Shelby E. Odell(3)	8,000	*
Dr. Cheryl L. Evans(3)	3,500	*
Dr. Bobby B. Lyle(3)	53,000	*
All directors and executive officers as a group	7,831,884	36.2%

*
Less than 1%.

(1)
The address of each person listed above is 205 West Maple, Suite 1100, Enid, Oklahoma 73701, except for the Harold Hamm DST Trust and the Harold Hamm HJ Trust, which Mr. Bert Mackie is the trustee for both trusts and his address is 302 N. Independence, Enid, Oklahoma 73701.

(2)
Harold Hamm, the Harold Hamm DST Trust and the Harold Hamm HJ Trust have a 90.7%, 5.6% and a 3.7% ownership interest, respectively, in Continental Gas Holdings, Inc., which beneficially owns 8,481,350 common units. The units held by Continental Gas Holdings, Inc. are reported in this table as beneficially owned by Mr. Hamm, the Harold Hamm DST Trust and the Harold Hamm HJ Trust in proportion to their respective ownership interest in Continental Gas Holdings, Inc. The address of Continental Gas Holdings, Inc. is 205 West Maple, Suite 1100 Enid, Oklahoma 73701.

(3)
1,000 of the indicated common units are restricted units that vest on the anniversary of the grant date over a period of four years and 1,500 of the indicated common units are restricted units that vest on the anniversary of the grant date over a period of three years.

        Beneficial Ownership of Hiland Partners, LP.    The following table sets forth the beneficial ownership of Hiland Partners units as of March 5, 2007 held by each person who beneficially owns 5% or more of the then outstanding units and all of the directors, named executive officers, and directors and executive officers as a group of its general partner.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Units Beneficially Owned
Harold Hamm(1)(2)(3)	1,301,471	24.9%	4,080,000	100.0%	57.8%
Joseph L. Griffin(1)	—	—	—	—	—
Ken Maples(1)(2)(4)	13,333	—	—	—	—
Robert Shain(1)(5)	13,000	*	—	—	*
Matthew S. Harrison(1)	—	—	—	—	—
Michael L. Greenwood(1)(2)(6)	12,291	*	—	—	*
Edward D. Doherty(1)(2)(6)	4,000	*	—	—	*
Rayford T. Reid(1)(2)(6)	10,818	*	—	—	*
Shelby E. Odell(1)(2)(6)	4,000	*	—	—	*
John T. McNabb, II(1)(7)	3,000	*	—	—	*
Dr. David L. Boren(1)(7)	3,000	*	—	—	*
Kayne Anderson Capital Advisors, L.P.(8)	377,292	7.2%	—	—	4.1%
Swank Capital, LLC(9)	527,527	10.1%	—	—	5.7%
All directors and executive officers as a group	1,365,247	26.1%	4,080,000	100.0%	58.5%

*
Less than 1%.

(1)
The address of this person is 205 West Maple, Suite 1100, Enid, Oklahoma 73701.

(2)
These individuals each hold an ownership interest in Hiland Holdings GP, LP as indicated in the table above.

(3)
Mr. Hamm indirectly owns 97.9% of Hiland Partners GP Holdings, LLC, the general partner of Hiland Holdings GP, LP. Accordingly, Mr. Hamm is deemed to be the beneficial owner of the 1,301,471 common units and 4,080,000 subordinated units held by Hiland Holdings GP, LP.

(4)
These units underly unit options and are deemed to be outstanding pursuant to Rule 13d-3.

(5)
2,250 of the indicated common units are restricted units that vest on the anniversary of the grant date over a period of three years and 10,000 of these units underly unit options and are deemed to be outstanding pursuant to Rule 13d-3.

(6)
1,000, 750 and 1,000 of the indicated common units are restricted units that vest on the anniversary of each grant date over periods of two, three and four years, respectively.

(7)
1,500 and 1,000 of the indicated common units are restricted units that vest on the anniversary of each grant date over periods of three and four years, respectively.

(8)
The address of this person is 1800 Avenue of the Stars, Second Floor, Los Angeles, CA 90067.

(9)
The address of this person is 3300 Oak Lawn Avenue, Suite 650, Dallas, TX 75219.

        Beneficial Ownership of Hiland Partners' General Partner Interest.    Hiland Holdings GP, LP owns all of the 2% general partner interest, all of the incentive distributions rights, 1,301,471 of Hiland Partners common units and 4,080,000 of Hiland Partners' subordinated units.

Item 13.    Certain Relationships and Related Transactions

        For a discussion of director independence, see Item 10. "Directors and Executive Officers of the Registrant."

        Harold Hamm, the Harold Hamm DST Trust and the Harold Hamm HJ Trust own 60.6% of Hiland Holdings GP, LP, who owns all of the 2% general partner interest and all of the incentive distributions rights of Hiland Partners GP. LLC and 1,301,471 of Hiland Partners common units and 4,080,000 of Hiland Partners subordinated units.

Distributions and Payments to Our General Partner and its Affiliates

        Our general partner and its affiliates do not receive any management fee or other compensation for the management of our business and affairs, but they are reimbursed for all expenses that they incur on our behalf, including general and administrative expenses, salaries and benefits for all of our employees and other corporate overhead. Our general partner determines the amount of these expenses. In the omnibus agreement, CLR has agreed to continue to provide certain general and administrative services to us for two years after Hiland Partners' initial public offering, at the lower of CLR's cost to provide the services or $50,000 per year. During the third quarter of 2006, we hired a director of information technology and a director of human resources and transitioned these services away from CLR The remainder of general and administration services provided by CLR under this agreement expired on February 15, 2007. Please read "—Omnibus Agreement—Services" below. In addition, our general partner owns the 2% general partner interest and all of the incentive distribution rights. Our general partner is entitled to receive incentive distributions if the amount we distribute with respect to any quarter exceeds levels specified in our partnership agreement.

Omnibus Agreement

        Upon the closing of Hiland Partners initial public offering, they entered into an omnibus agreement with CLR, Hiland Partners, LLC, Harold Hamm, Continental Gas Holdings, Inc. and its general partner that addressed the following matters:

  •
  Harold Hamm's agreement not to compete and to cause his affiliates (including CLR) not to compete with us under certain circumstances;

  •
  an indemnity by CLR, Hiland Partners, LLC and Continental Gas Holdings, Inc. for prior tax liabilities resulting from the assets contributed to the partnership;

  •
  an indemnity by CLR for liabilities associated with oil and gas properties conveyed by Continental Gas, Inc. to CLR by dividend; and

  •
  Hiland Partners' two-year exclusive option to purchase the Bakken gathering system owned by Hiland Partners, LLC;

  •
  for a two-year period, CLR will provide certain general and administrative services;

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

  •
  the death of Harold Hamm; and

  •
  February 15, 2010.

Indemnification

        CLR, Hiland Partners, LLC and Continental Gas Holdings, Inc. agreed to indemnify us for all federal, state and local income tax liabilities attributable to the operation of the assets contributed by such entities to us prior to the closing of Hiland Partners' initial public offering. In addition, CLR agreed to indemnify us for a period of five years from the closing date of Hiland Partners' initial public offering for liabilities associated with oil and gas properties conveyed by Continental Gas, Inc. to CLR by dividend.

Contracts with CLR

Compression Services Agreement

        In connection with Hiland Partners' initial public offering, they entered into a four-year compression services agreement with CLR as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Hiland Partners' Contracts—Compression Services Agreement." For the year ended December 31, 2007, Hiland Partners received revenues of $4.8 million from CLR under this arrangement.

Gas Purchase Contracts

        Hiland Partners purchases natural gas and NGLs from CLR and its affiliates. Hiland Partners purchased natural gas and NGLs from CLR and its affiliates in the amount of approximately $60.1 million for the year ended December 31, 2007.

Badlands Purchase Contract

        On November 8, 2005, Hiland Partners entered into a new 15-year definitive gas purchase agreement with CLR under which they will gather, treat and process additional natural gas, which is produced as a by-product of CLR's secondary oil recovery operations, in the areas specified by the contract. In return, Hiland Partners will receive 50% of the proceeds attributable to residue gas and natural gas liquids sales as well as certain fixed fees associated with gathering and treating the natural gas, including a $0.60 per Mcf fee for the first 36 Bcf of natural gas gathered. The board of directors, as well as the conflicts committee of the board of directors, of Hiland Partners' general partner has approved the agreement.

        In order to fulfill the obligations under the agreement, Hiland Partners expanded its Badlands gas gathering system and processing plant located in Bowman County, North Dakota. This expansion project included the construction of a 40,000 Mcf/d nitrogen rejection plant, which became operational in the third quarter of 2007, and the expansion of its existing Badlands field-gathering infrastructure.

Other Agreements

        Historically, Hiland Partners predecessor and Hiland Partners, LLC have contracted for down hole well services, fluid supply and oil field services from businesses in which Harold Hamm and members of his family have historically owned equity interests. Mr. Hamm and members of his family sold these businesses to Complete Production Services, Inc. in October 2004. Mr. Hamm is currently a director and stockholder of Complete Production Services. Payments made for these services by Hiland Partners predecessor and Hiland Partners, LLC on a combined basis were$305,000 during the year ended December 31, 2007. Hiland Partners has continued to obtain services from these companies following the completion of its initial public offering. Based on various bids received by its general partner from unaffiliated third parties, its general partner believes that amounts paid for these services are comparable to amounts which would be charged by an unaffiliated third party.

        We lease office space under operating leases from an entity wholly owned by Harold Hamm. Rents paid under these leases totaled approximately $143,000 for the year ended December 31, 2007. These rates are consistent with the rates charged to other non-affiliated tenants in the building which we office.

        In connection with the completion of our initial public offering, we adopted an ethics policy that requires related party transactions be reviewed to ensure that they are fair and reasonable to us. This requirement is also contained in our partnership agreement.

        While we do not have formal, specified policies or procedures for the review, approval or ratification of transactions required to be reported under paragraph (a) of Regulation S-K Item 404, as related person transactions may result in potential conflicts of interest among management and board-level decision makers, our partnership agreement does set forth procedures that our board of directors may utilize in connection with resolutions of potential conflicts of interest, including referral of such matters to an independent conflicts committee for its review and approval or disapproval of such matters. For a discussion of our conflicts committee, see Item 10. "Directors and Executive Officers of the Registrant."

Item 14.    Principle Accountant Fees and Services

        Our audit committee has adopted an audit committee charter, which is available on our website at www.hilandpartners.com. The charter requires our audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. Our audit committee ratified Grant Thornton LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounts of Hiland Holdings GP, LP for the year ended December 31, 2007. Audit fees paid to Grant Thornton LLP in 2007 include payments for our annual integrated audit, review of documents filed with the Securities and Exchange Commission, Sarbanes Oxley Section 404 attest services and review of our quarterly reports on Form 10-Q. Tax fees include tax compliance, tax planning and acquisition matters. Fees paid in 2006 to Grant Thornton LLP for audit services included fees associated with the annual audit, regulatory filings required in our initial and secondary public offerings, preparation for Sarbanes-Oxley Section 404 attest services and reviews of our quarterly reports on Form 10-Q. Tax fees paid to Grant Thornton LLP are for tax planning and tax compliance. Fees paid to Grant Thornton LLP for the periods indicated are as follows:

	2007	2006
Audit Fees	$125,000	$285,000
Audit Related Fees	—	—
Tax Fees	85,000	20,000
All Other Fees	—	—

Total	$210,000	$305,000

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  Financial Statements

        The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.

  (b)
  Other Information

None.

EXHIBITS

Exhibit Number	Description
1.1	Underwriting Agreement by and between Hiland Holdings GP, LP and Lehman Brothers Inc., as representative of the underwriters named therein dated as of September 19, 2006. (incorporated by reference to Exhibit 1.1 of Registrant's Statement on form S-1 (File No. 333-134491))
2.1
Contribution Agreement among Hiland Holdings GP, LP, Hiland Partners GP Holdings, LLC, Hiland Partners GP, Inc., Continental Gas Holdings, Inc., HHGP Holding, LLC, Harold Hamm DST Trust, Harold Hamm HJ Trust, Randy Moeder, Equity Financial Services, Inc. and Ken Maples dated May 24, 2006. (incorporated by reference to Exhibit 2.1 of Registrant's Statement on form S-1 (File No. 333-134491))
2.2
Acquisition Agreement by and among Hiland Operating, LLC, Hiland Partners, LLC and the members of Hiland Partners, LLC dated as of September 1, 2005 (incorporated by reference to Exhibit 2.2 of Hiland Partners, LP's Form 8-K filed on September 29, 2005)
2.3
Amendment No. 1 dated September 12, 2006 to Contribution Agreement among Hiland Holdings GP, LP, Hiland Partners GP Holdings, LLC, Hiland Partners GP, Inc., Continental Gas Holdings, Inc., HHGP Holding, LLC, Harold Hamm DST Trust, Harold Hamm HJ Trust, Randy Moeder, Equity Financial Services, Inc. and Ken Maples dated May 24, 2006. (incorporated by reference to Exhibit 2.3 of Registrant's Statement on form S-1 (File No. 333-134491))
3.1	Certificate of Limited Partnership of Hiland Holdings GP, LP (incorporated by reference to Exhibit 3.1 of Registrant's Statement on form S-1 (File No. 333-134491))
3.2	Form of Amended and Restated Agreement of Limited Partnership of Hiland Holdings GP, LP (incorporated by reference to Exhibit 3.2 of Registrant's Statement on form S-1 (File No. 333-134491))
3.3	Certificate of Formation of Hiland Partners GP Holdings, LLC (incorporated by reference to Exhibit 3.3 of Registrant's Statement on form S-1 (File No. 333-134491))
3.4
Form of Amended and Restated Limited Liability Company Agreement of Hiland Partners GP Holdings, LLC(incorporated by reference to Exhibit 3.4 of Registrant's Statement on form S-1 (File No. 333-134491))
10.1
Credit Agreement dated as of February 15, 2005 among Hiland Operating, LLC and MidFirst Bank (incorporated by reference to exhibit 10.1 of Hiland Partners, LP's annual report on Form 10-K filed on March 30, 2005)

10.2+	Hiland Partners, LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of Hiland Partners, LP's Registration Statement on Form S-1 (File No. 333-119908))
10.3
Compression Services Agreement, effective as of January 28, 2005, by and among Hiland Partners, LP and CLR (incorporated by reference to exhibit 10.3 of Hiland Partners, LP's annual report on Form 10-K filed on March 30, 2005)
10.4
Gas Purchase Contract between CLR and Continental Gas, Inc. dated as of August 1, 1999(incorporated by reference to Exhibit 10.5 of Hiland Partners, LP's Registration Statement or Form S-1 (File No. 333-119908))
10.5†
Gas Purchase Contract between Chesapeake Energy Marketing, Inc. and Continental Gas, Inc. (incorporated by reference to Exhibit 10.5 of Hiland Partners, LP's Registration Statement or Form S-1 (File No. 333-119908))
10.6†
Gas Purchase Contract between Magic Circle Energy Corporation and Magic Circle Gas (incorporated by reference to Exhibit 10.6 of Hiland Partners, LP's Registration Statement on Form S-1 (File No. 333-119908))
10.7†
Gas Purchase Contract between Range Resources Corporation and Continental Gas, Inc. (incorporated by reference to Exhibit 10.7 of Hiland Partners, LP's Registration Statement on Form S-1 (File No. 333-119908))
10.8+	Form of Unit Option Grant (incorporated by reference to Exhibit 10.9 of Hiland Partners, LP's Registration Statement on Form S-1 (File No. 333-119908))
10.9
Omnibus Agreement among CLR, Hiland Partners, LLC, Harold Hamm, Hiland Partners GP, LLC, Continental Gas Holdings, Inc., and Hiland Partners, LP effective as of February 15, 2005 (incorporated by reference to exhibit 10.10 of Hiland Partners, LP's annual report on Form 10-K filed on March 30, 2005)
10.10+	Director's Compensation Summary (incorporated by reference to exhibit 10.11 of Hiland Partners, LP's annual report on Form 10-K filed on March 30, 2005)
10.11+	Form of Restricted Unit Grant Agreement (incorporated by reference to exhibit 10.1 of Hiland Partners, LP's Form 8-K filed on November 14, 2005)
10.12
First Amendment, dated as of September 26, 2005 to Credit Agreement dated as of February 15, 2005 among Hiland Operating, LLC and the lenders thereto (incorporated by reference to exhibit 10.1 of Hiland Partners, LP's Form 8-K filed on September 29, 2005)
10.13	Gas Purchase Agreement among Hiland Partners, LP and CLR dated November 8, 2005 (incorporated by reference to exhibit 10.1 of Hiland Partners, LP's form 8-K filed on November 10, 2005)
10.14+	Form of Hiland Holdings GP, LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 of Registrant's Statement on form S-1 (File No. 333-134491))
10.15	Credit Agreement dated as of May 1, 2006 between Hiland Partners GP, LLC and Midfirst Bank (incorporated by reference to Exhibit 10.15 of Registrant's Statement on form S-1 (File No. 333-134491))
10.16
Unit Purchase Agreement dated May 1, 2006 by and between Hiland Partners, LP and Hiland Partners GP, LLC (incorporated by reference to Exhibit 10.1 of Hiland Partners, LP's Form 8-K filed on May 3, 2005)

10.17
Asset Purchase Agreement dated March 30, 2006 by and between Hiland Operating, LLC and Energy Gas Gathering, L.L.C. (incorporated by reference to Exhibit 10.2 of Hiland Partners, LP's Form 8-K filed on May 3, 2005)
10.18
Second Amendment, dated as of June 8, 2006, to Credit Agreement dated as of February 15, 2005 among Hiland Operating, LLC and the lenders thereto (incorporated by reference to Exhibit 10.1 of Hiland Partners, LP's Form 8-K filed on June 13, 2006)
10.19	Form of Restricted Unit Grant Agreement of Hiland Holdings GP, LP (incorporated by reference to Exhibit 10.19 of Registrant's Statement on form S-1 (File No. 333-134491))
10.20+	Form of Unit Option Grant Agreement of Hiland Holdings GP, LP (incorporated by reference to Exhibit 10.20 of Registrant's Statement on form S-1 (File No. 333-134491))
10.21+	Form of Phantom Unit Grant Agreement of Hiland Holdings GP, LP (incorporated by reference to Exhibit 10.21 of Registrant's Statement on form S-1 (File No. 333-134491))
10.22
Non-Competition Agreement dated September 25, 2006 (2006 by and among Hiland Partners, LP, Hiland Holdings GP, LP and Hiland Partners GP Holdings, LLC (incorporated by reference to Exhibit 10.22 of Hiland Partners, LP's Form 8-K filed on September 29, 2006)
10.23
Credit Agreement dated as of September 25, 2006 between Hiland Holdings GP, LP and Midfirst Bank (incorporated by reference to Exhibit 10.23 of Registrant's Statement on form S-1 (File No. 333-134491))
10.24
Retention Agreement, dated as of March 14, 2007, by and among Randy Moeder, Hiland Partners GP, LLC, Hiland Partners GP Holdings, LLC and the other parties listed on the signature page thereto. (incorporated by reference to exhibit 10.1 of Registrant's Form 8-K filed on March 15, 2007
10.25
Third Amendment, dated as of July 13, 2007, to Credit Agreement dated as of February 15, 2005 among Hiland Operating, LLC and the lenders thereto (incorporated by reference to exhibit 10.1 of Hiland Partners, LP Form 8-K filed on July 18, 2007)
10.26	Form of Phantom Unit Grant Agreement (incorporated by reference to exhibit 10.1 of Hiland Partners, LP Form 8-K filed on November 13, 2007)
10.27
Fourth Amendment, dated as of February 6, 2008, to Credit Agreement dated as of February 15, 2005 among Hiland Operating, LLC and the lenders thereto (incorporated by reference to exhibit 10.1 of Hiland Partners, LP Form 8-K filed on February 12, 2008)
19.1	Code of Ethics for Chief Executive Officer and Senior Finance Officers (incorporated by reference to exhibit 19.1 of Registrant's annual report on Form 10-K filed on March 20, 2007)
21.1	List of Subsidiaries of Hiland Holdings GP, LP (incorporated by reference to Exhibit 21.1 of Registrant's Statement on form S-1 (File No. 333-134491))
31.1	—Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

+
Denotes a management contract or compensatory plan or arrangement.

†
Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Enid, Oklahoma, on the 14th day of March, 2008.

HILAND HOLDINGS GP, LP
By:	Hiland Partners GP Holdings, LLC, its general partner
By:	/s/ JOSEPH L. GRIFFIN Joseph L. Griffin Chief Executive Officer, President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 14th day of March, 2008.

Signature	Title

/s/ HAROLD HAMM Harold Hamm	Chairman of the Board
/s/ JOSEPH L. GRIFFIN Joseph L. Griffin	Chief Executive Officer, President and Director
/s/ KEN MAPLES Ken Maples	Chief Financial Officer, Vice President—Finance, Secretary and Director
/s/ MICHAEL L. GREENWOOD Michael L. Greenwood	Director
/s/ EDWARD D. DOHERTY Edward D. Doherty	Director
/s/ RAYFORD T. REID Rayford T. Reid	Director
/s/ SHELBY E. ODELL Shelby E. Odell	Director
/s/ DR. CHERYL L. EVANS Dr. Cheryl L. Evans	Director
/s/ DR. BOBBY B. LYLE Dr. Bobby B. Lyle	Director

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities and Exchange Act of 1934). Our internal control over financial reporting is a process designed by management, under the supervision of the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America, and includes those policies and procedures that:

  (i)
  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

  (ii)
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

  (iii)
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance of achieving their control objectives.

        Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

        Grant Thornton LLP, the independent registered accounting firm who audited the consolidated financial statements included in this Annual Report, has issued a report on our internal control over financial reporting. This report, dated March 13, 2008, appears on page F-3.

/s/ JOSEPH L. GRIFFIN Joseph L. Griffin Chief Executive Officer March 13, 2008
/s/ KEN MAPLES Ken Maples Chief Financial Officer March 13, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors
Hiland Partners GP Holdings, LLC

        We have audited internal control over financial reporting of Hiland Holdings GP, LP and subsidiaries (the Partnership) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Partnership as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, and changes in owners' equity and comprehensive income for each of the three years in the period ended December 31, 2007 and our report dated March 13, 2008 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 13, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors
Hiland Partners GP Holdings, LLC

        We have audited the accompanying consolidated balance sheets of Hiland Holdings GP, LP and subsidiaries (the Partnership) as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, and changes in owners' equity and comprehensive income for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hiland Holdings GP, LP and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, the Partnership adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, on a modified prospective basis as of January 1, 2006.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2008 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 13, 2008

HILAND HOLDINGS GP, LP

Consolidated Balance Sheets

	December 31, 2007	December 31, 2006
	(in thousands, except unit amounts)
ASSETS
Current assets:
Cash and cash equivalents	$10,602	$10,569
Accounts receivable:
Trade	31,842	23,702
Affiliates	1,178	1,284

	33,020	24,986
Fair value of derivative assets	2,718	4,707
Other current assets	1,420	945

Total current assets	47,760	41,207
Property and equipment, net	323,073	257,003
Intangibles, net	46,937	53,094
Fair value of derivative assets	418	1,955
Other assets, net	2,098	1,939

Total assets	$420,286	$355,198

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable	$24,713	$19,161
Accounts payable-affiliates	7,957	4,412
Fair value of derivative liabilities	8,238	1,902
Accrued liabilities and other	2,075	1,459

Total current liabilities	42,983	26,934
Commitments and contingencies (Note 8)
Long-term debt, net of current maturities	226,459	147,318
Fair value of derivative liabilities	141	291
Asset retirement obligation	2,159	2,196
Minority interests	126,409	137,302
Owners' equity
Common unitholders (21,603,000 units issued and outstanding)	25,560	38,590
Accumulated other comprehensive income (loss)	(3,425)	2,567

Total owners' equity	22,135	41,157

Total liabilities and owners' equity	$420,286	$355,198

The accompanying notes are an integral part of these consolidated financial statements.

HILAND HOLDINGS GP, LP

Consolidated Statements of Operations

			Predecessor
	Year Ended December 31,
			Year Ended December 31, 2005
	2007	2006
	(in thousands, except per unit amounts)
Revenues:
Midstream operations
Third parties	$269,769	$210,732	$157,138
Affiliates	3,455	4,135	5,246
Compression services, affiliate	4,819	4,819	4,217

Total revenues	278,043	219,686	166,601

Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	135,134	105,884	87,247
Midstream purchases—affiliate (exclusive of items shown separately below)	60,078	50,309	45,842
Operations and maintenance	23,279	16,071	7,359
Depreciation, amortization and accretion	31,002	22,863	11,112
General and administrative expenses	9,321	5,299	2,542

Total operating costs and expenses	258,814	200,426	154,102

Operating income	19,229	19,260	12,499

Other income (expense):
Interest and other income	445	323	192
Amortization of deferred loan costs	(499)	(513)	(484)
Interest expense	(11,371)	(6,543)	(1,942)

Other income (expense), net	(11,425)	(6,733)	(2,234)

Income before minority interest in income of Hiland Partners, LP	7,804	12,527	10,265
Minority interest in income of Hiland Partners, LP	(2,638)	(10,164)	(9,380)

Net income	5,166	2,363	$885

Less income attributable to predecessor	—	(407)

Limited partners' interest in net income	$5,166	$1,956

Net income per limited partners' unit—basic	$0.24	$0.09

Net income per limited partners' unit—diluted	$0.24	$0.09

Weighted average limited partners' units outstanding—basic	21,601	21,600

Weighted average limited partners' units outstanding—diluted	21,608	21,601

The accompanying notes are an integral part of these consolidated financial statements.

HILAND HOLDINGS GP, LP

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,		Predecessor
			Year Ended December 31, 2005
	2007	2006
Cash flows from operating activities:
Net income	$5,166	$2,363	$885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,886	22,797	11,083
Accretion of asset retirement obligation	116	66	8
Amortization of deferred loan cost	499	513	484
Gain on derivative transactions	(373)	(113)	—
Unit based compensation	1,450	522	99
Increase in other assets	—	(144)	—
Minority interest in income of Hiland Partners, LP	2,638	10,164	9,380
(Increase) decrease in current assets:
Accounts receivable—trade	(8,139)	(1,809)	(17,507)
Accounts receivable—affiliates	46	709	(750)
Inventories	—	—	153
Other current assets	(475)	(550)	(213)
Increase (decrease) in current liabilities:
Accounts payable—trade	3,889	5,812	807
Accounts payable—affiliates	3,603	(2,175)	2,821
Accrued liabilities and other	73	321	909

Net cash provided by operating activities	39,379	38,476	8,159

Cash flows from investing activities:
Additions to property and equipment	(83,408)	(62,137)	(10,389)
Payments for businesses acquired, less cash received	—	(96,400)	(64,559)
Proceeds from disposals of property and equipment	—	111	60

Net cash used in investing activities	(83,408)	(158,426)	(74,888)

Cash flows from financing activities:
Proceeds from public offering-net of underwriter discount	—	139,617	—
Minority interest proceeds from initial public offering of Hiland Partners, LP—net	—	—	48,128
Redemption of common units of Hiland Partners, LP from organizers	—	—	(6,278)
Distributions to organizers	—	—	(3,851)
Cash not contributed by organizers	—	—	(869)
Payment of initial public offering costs of Hiland Partners, LP	—	—	(2,249)
Proceeds from long-term borrowings	74,100	148,534	99,000
Payments on long-term borrowings	—	(35,000)	(89,167)
Payments on Capital lease obligations	(296)		—
Debt issuance costs	(501)	(1,280)	(1,332)
Public offering costs	(157)	(1,810)	—
Cash distribution to controlling members for net assets of Hiland Partners, GP, LLC	—	(101,812)	(26,980)
Capital contributions	—	501	1,490
Proceeds from secondary offering of Hiland Partners, LP	—	—	64,682
Payment of secondary public offering costs of Hiland Partners, LP	—	—	(607)
Proceeds from Hiland Partners, LP unit options exercise	1,034	1,284	—
Minority interest cash distributions to unitholders of Hiland Partners, LP	(11,422)	(22,745)	(8,164)
Cash distribution to members of Hiland Partners GP, LLC	—	(1,750)	(973)
Cash distribution to controlling members.	—	(1,053)	—
Cash distributions to unitholders	(18,696)	(285)	—

Net cash provided by financing activities	44,062	124,201	72,830

Increase (decrease) for the period	33	4,251	6,101
Beginning of period	10,569	6,318	217

End of period	$10,602	$10,569	$6,318

Supplementary information
Cash paid for interest, net of amounts capitalized	$11,355	$6,408	$1,362

The accompanying notes are an integral part of these consolidated financial statements

HILAND HOLDINGS GP, LP

Consolidated Statements of Cash Flows

(in thousands)

HILAND HOLDINGS GP, LP

Consolidated Statements of Cash Flows (Continued)

Non-cash investing and financing activities:
Property and equipment financed under capital lease obligations in the third quarter of 2007	$5,881

May 10, 2006 purchase of limited partner common units of Hiland Partners, LP in excess of proportionate historical financial cost basis of Hiland Partners, LP allocated to property and equipment and intangible assets as follows:
Property and equipment	$4,488
Customer contracts	6,980

Excess of cost over proportionate equity interest	$11,468

Assumed asset retirement obligations on May 1, 2006 in connection with acquisition of Kinta Area gathering assets	$1,106

Fair value of net asset acquired from Hiland Partners, LLC on February 15, 2005
Accounts receivable and other current assets	$162
Property and equipment	31,600
Intangible assets	26,800
Other assets	105

Total assets acquired	58,667
Less accounts payable and other current liabilities assumed	(741)
Less current portion of long-term debt assumed	(8,879)
Less asset retirement obligation assumed	(398)

Fair value of net assets acquired	48,649
Contributed for minority interest in subsidiary by affiliates	(47,282)

Contributed for Hiland Partners GP, LLC	$1,367

The accompanying notes are an integral part of these consolidated financial statements.

Hiland Holdings GP, LP

Consolidated Statement of Changes in Owners' Equity and Comprehensive Income (loss)

For the Years Ended December 31, 2007, 2006 and 2005

	Predecessor Shareholders' Equity	Predecessor Members' Equity	Common Units	Accumulated Other Comprehensive Income (loss)	Total	Total Comprehensive Income (loss)
	(in thousands, except unit amounts)
Balance, January 1, 2005	$24,510	$—	$—	$—	$24,510
Predecessor working capital distributed to shareholders at formation of Hiland Partners, LP	(9,972)	—	—	—	(9,972)
Net income from January 1, 2005 through February 14, 2005	493	—	—	—	493	$493
Allocation of predecessor net assets to Hiland Partners, LP at formation
Members equity	(422)	422	—	—	—
Minority interest	(14,609)	—			(14,609)
Contribution of certain net assets of Hiland Partners, LLC	—	1,367	—	—	1,367
Capital contributions	—	1,490	—	—	1,490
Cash distributions	—	(973)	—	—	(973)
Member compensation	—	72	—	—	72
Change in fair value of derivatives	—	—	—	21	21	21
Net income from February 15, 2005 through December 31, 2005	—	392	—	—	392	392

Comprehensive Income						$906

Balance, December 31, 2005	—	2,770	—	21	2,791
Capital contributions	—	501	—	—	501
Cash distributions	—	(1,750)	—	—	(1,750)
Member compensation	—	24	—	—	24
Net income from January 1, 2006 through September 25, 2006	—	407	—	—	407	$407
Contribution of member interest in Hiland Partners GP, LLC	—	(1,952)	1,952	—	—
Proceeds from initial public offering, net of underwriter discount (8,050,000 common units)	—	—	139,617	—	139,617
Offering costs of initial public offering	—	—	(1,810)	—	(1,810)
Cash distribution to controlling members for contribution of units of Hiland Partners and member interest of Hiland Partners, LLC.	—	—	(101,812)	—	(101,812)
Cash distributions to controlling members	—	—	(1,053)	—	(1,053)
Periodic cash distributions	—	—	(285)	—	(285)
Issuance of 12,000 restricted common units	—	—	16	—	16
Unit based compensation	—	—	9	—	9
Other comprehensive income reclassified to income on closed derivative transactions	—	—	—	(2,111)	(2,111)	(2,111)
Change in fair value of derivatives	—	—	—	4,657	4,657	4,657
Net income	—	—	1,956	—	1,956	1,956

Comprehensive income						$4,909

Balance December 31, 2006	—	—	38,590	2,567	41,157
Periodic cash distributions	—	—	(18,696)	—	(18,696)
Unit based compensation	—	—	500	—	500
Other comprehensive income reclassified to income on closed derivative transactions	—	—	—	(1,056)	(1,056)	(1,056)
Change in fair value of derivatives	—	—	—	(4,936)	(4,936)	(4,936)
Net income	—	—	5,166	—	5,166	5,166

Comprehensive income (loss)						($826)

Balance	$—	$—	$25,560	($3,425)	$22,135

The accompanying notes are an integral part of this consolidated financial statement.

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

(in thousands, except unit information or unless otherwise noted)

Note 1: Organization, Basis of Presentation and Principles of Consolidation

Organization

        Unless the context requires otherwise, references to "we", "our," "us," "Hiland Holdings" or "the Partnership" are intended to mean the consolidated business and operations of Hiland Holdings GP, LP. References to "Hiland Partners" are intended to mean the consolidated business and operations of Hiland Partners, LP and its subsidiaries.

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

        Continental Gas, Inc. constitutes Hiland Partners' predecessor. The transfer of ownership of net assets from Continental Gas, Inc. to Hiland Partners represented a reorganization of entities under common control and was recorded at historical cost. Accordingly, the consolidated financial statements include the historical operations of Continental Gas, Inc. prior to the transfer to Hiland Partners. Continental Gas, Inc. was formed in 1990 as a wholly owned subsidiary of CLR

        Continental Gas, Inc. operated in one segment, midstream, which involved the gathering, compressing, dehydrating, treating, and processing of natural gas and fractionating natural gas liquids, or NGLs. Continental Gas, Inc. historically has owned all of Hiland Partners' natural gas gathering, processing, treating and fractionation assets other than the Worland and Bakken gathering systems. Hiland Partners, LLC historically owned the Worland gathering system and compression services assets, which Hiland Partners acquired on February 15, 2005, and the Bakken gathering system. The net assets acquired by Hiland Partners on February 15, 2005 had a fair value of $48.6 million. Since its initial public offering, Hiland Partners has operated in midstream and compression services segments. On September 26, 2005, Hiland Partners acquired Hiland Partners, LLC, which at such time owned the Bakken gathering system, for $92.7 million, $35.0 million of which was used to retire outstanding Hiland Partners, LLC indebtedness. On May 1, 2006, Hiland Partners acquired the Kinta Area

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

(in thousands, except unit information or unless otherwise noted)

Note 1: Organization, Basis of Presentation and Principles of Consolidation (Continued)

gathering assets from Enogex Gas Gathering, L.L.C., consisting of certain eastern Oklahoma gas gathering assets, for $96.4 million.

Principles of Consolidation

        Because we own the general partner of Hiland Partners, the consolidated financial statements include our accounts, the accounts of Hiland Partners GP, LLC and the accounts of Hiland Partners and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The consolidated financial statements include the assets of Hiland Partners GP, LLC that were contributed to us concurrently with the completion of our initial public offering on September 25, 2006. Hiland Partners GP, LLC commenced operations on February 15, 2005, therefore amounts presented in these consolidated financial statements and accompanying notes for the period February 15, 2005 to September 25, 2006 relate to the consolidated accounts of Hiland Partners GP, LLC, Hiland Partners, its subsidiaries and its predecessor (Continental Gas, Inc.). The net assets and operations of Continental Gas, Inc. (Hiland Partners' predecessor) are reflected for all periods prior to February 15, 2005. Certain assets of Hiland Partners, LLC that were contributed to Hiland Partners concurrently with the completion of its initial public offering are reflected beginning February 15, 2005 and the remaining net assets and operations of Hiland Partners, LLC acquired are reflected beginning September 1, 2005. Operations from the acquisition of the Kinta Area gathering assets are reflected only from May 1, 2006.

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

Accounts Receivable

        The majority of the accounts receivable are due from companies in the oil and gas industry as well as the utility industry. Credit is extended based on evaluation of our customer's financial condition. In certain circumstances, collateral, such as letters of credit or guarantees, is required. Accounts receivable are due within 30 days and are stated at amounts due from customers. We have established various procedures to manage our credit exposure, including initial credit approvals, credit limits and rights of offset. Credit losses are charged to income when accounts are deemed uncollectible, determined on a case-by-case basis when we believe the required payment of specific amounts owed is unlikely to occur. These losses historically have been minimal. Therefore, an allowance for uncollectible accounts is not required.

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

(in thousands, except unit information or unless otherwise noted)

Note 1: Organization, Basis of Presentation and Principles of Consolidation (Continued)

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

Fair Value of Financial Instruments

        Our financial instruments, which require fair value disclosure, consist primarily of cash and cash equivalents, accounts receivable, financial derivatives, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values, due to the short maturity of these instruments. Derivative instruments are reported in the accompanying consolidated financial statements at fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Fair value of our derivative instruments is determined based on management estimates through utilization of market data including forecasted forward natural gas and NGL prices as a function of forward NYMEX natural gas and light crude prices. The fair value of long-term debt approximates its carrying value due to the variable interest rate feature of such debt.

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

        SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. However, if a derivative does qualify for hedge accounting, depending on the nature of the hedge, changes in fair value can be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings. To qualify for cash flow hedge accounting, the cash flows from the hedging instrument must be highly effective in offsetting changes in cash flows

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

(in thousands, except unit information or unless otherwise noted)

Note 1: Organization, Basis of Presentation and Principles of Consolidation (Continued)

due to changes in the underlying item being hedged. In addition, all hedging relationships must be designated, documented, and reassessed periodically. SFAS No. 133 also provides that normal purchases and normal sales contracts are not subject to the statement. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold by the reporting entity over a reasonable period in the normal course of business. Our forward natural gas purchase and sales contracts are designated as normal purchases and sales. Substantially all forward contracts fall within a 12 month term.

        Currently, our derivative financial instruments that qualify for hedge accounting are designated as cash flow hedges. The cash flow hedge instruments hedge the exposure of variability in expected future cash flows that is attributable to a particular risk. The effective portion of the gain or loss on these derivative instruments is recorded in accumulated other comprehensive income in partners' equity and reclassified into earnings in the same period in which the hedged transaction closes. The asset or liability related to the derivative instruments is recorded on the balance sheet as fair value of derivative assets or liabilities. Any ineffective portion of the gain or loss is recognized in earnings immediately.

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

Intangible Assets

        Intangible assets consist of the acquired value of customer relationships, existing contracts to sell natural gas and other NGLs and compression contracts, which do not have significant residual value. The customer relationships and the contracts are being amortized over estimated lives of ten years. We review intangible assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. If such a review should indicate that the carrying amount of intangible assets is not recoverable, we reduce the carrying amount of such assets to fair value based on the discounted probable cash flows of the intangible assets. No impairments of intangible assets were

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

(in thousands, except unit information or unless otherwise noted)

Note 1: Organization, Basis of Presentation and Principles of Consolidation (Continued)

recorded during the years ended December 31, 2007, 2006 and 2005. Intangible assets consisted of the following:

	As of December 31,
	2007	2006
Gas sales contracts	$32,564	$32,564
Compression contracts	18,515	18,515
Customer relationships	10,492	10,492

	61,571	61,571
Less accumulated amortization	14,634	8,477

Intangible assets, net	$46,937	$53,094

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

        During the years ended December 31, 2007, 2006 and 2005, we recorded amortization expense of $6,157, $5,556 and $2,921, respectively. There were no intangible assets prior to February 15, 2005. Estimated aggregate amortization expense for each of the five succeeding fiscal years is $6,157 from 2008 through 2012 and a total of $16,152 for all years thereafter.

Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we evaluate our long-lived assets of identifiable business activities for impairment when events or changes in circumstances indicate, in our management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on our management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value. For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is re-determined when related events or circumstances change.

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

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

(in thousands, except unit information or unless otherwise noted)

Note 1: Organization, Basis of Presentation and Principles of Consolidation (Continued)

on natural gas prices. Projections of reserves and future commodity prices are inherently subjective and contingent upon a number of variable factors, including, but not limited to:

  •
  changes in general economic conditions in regions in which Hiland Partners' assets are located;

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

        No impairment charges were recognized during each of the years ended December 31, 2007, 2006 and 2005.

Other Assets

        Unamortized deferred loan costs related to the long-term debt on our bank credit facility totaling $1,796 and $1,794 as of December 31, 2007 and 2006, respectively, are included in other noncurrent assets. The deferred loan costs are amortized using the straight-line method over the term of the debt for the bank credit facility.

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

Comprehensive Income

        Comprehensive income includes net income and other comprehensive income, which includes, but is not limited to, changes in the fair value of derivative financial instruments. Pursuant to SFAS No. 133, for derivatives qualifying as hedges, the effective portion of changes in fair value are recognized in owners' equity as accumulated other comprehensive income and reclassified to earnings

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

(in thousands, except unit information or unless otherwise noted)

Note 1: Organization, Basis of Presentation and Principles of Consolidation (Continued)

when the underlying hedged physical transaction closes, to the extent of our interest in Hiland Partners. Comprehensive income consisted of the following for the indicated periods:

	Year Ended December 31,
	2007	2006	2005
Net income	$5,166	$2,363	$885
Closed derivative transactions reclassified to income	(1,056)	(2,111)	—
Change in fair value of derivatives	(4,936)	4,657	21

Comprehensive income (loss)	$(826)	$4,909	$906

Minority Interests

        The minority interest on our consolidated balance sheet as of December 31, 2007 and 2006 reflects the outside ownership interest of Hiland Partners. Minority interest in income is calculated by multiplying the minority interest owners' proportionate ownership of limited partner units in Hiland Partners by the limited partners' allocation of Hiland Partners' net income. Hiland Partners' net income is allocated to its limited partners and its general partner based on the proportionate share of the contractually-determined cash distributions for the period, with adjustments made for incentive distributions specifically allocated to its general partner. All amounts we have received from Hiland Partners' issuance and sale of limited partner units have been recorded as increases to the minority interest balance on the consolidated balance sheet.

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

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

(in thousands, except unit information or unless otherwise noted)

Note 1: Organization, Basis of Presentation and Principles of Consolidation (Continued)

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

        Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the partnership agreement. Individual unitholders have different investment bases depending upon the timing and price of acquisition of their partnership units. Furthermore, each unitholder's tax accounting, which is partially dependent upon the unitholder's tax position, differs from the accounting followed in the consolidated financial statements. Accordingly, the aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined because information regarding each unitholder's tax attributes in our partnership is not available to us.

Transportation and Exchange Imbalances

        In the course of transporting natural gas and NGLs for others, we may receive for redelivery different quantities of natural gas or NGLs than the quantities actually redelivered. These transactions result in transportation and exchange imbalance receivables or payables that are recovered or repaid through the receipt or delivery of natural gas or NGLs in future periods, if not subject to cashout provisions. Imbalance receivables are included in accounts receivable and imbalance payables are included in accounts payable on the balance sheets and marked-to-market using current market prices in effect for the reporting period of the outstanding imbalances. Changes in market value and the settlement of any such imbalance at a price greater than or less than the recorded imbalance results in either an upward or downward adjustment, as appropriate, to the cost of natural gas sold. As of December 31, 2007 and 2006 we had imbalance receivables of $454 and $1,028, respectively. We had no significant imbalance payables at either December 31, 2007 or December 31, 2006.

Share-Based Compensation

Hiland Holdings GP, LP Long Term Incentive Plan

        Hiland Holdings GP, the general partner of Hiland Holdings, adopted the Hiland Holdings GP, LP Long-Term Incentive Plan for its employees and directors of its general partner and employees of its

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

(in thousands, except unit information or unless otherwise noted)

Note 1: Organization, Basis of Presentation and Principles of Consolidation (Continued)

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

        Absent a restriction on distributions in the grant agreement, holders of restricted units will have the same rights to receive distributions on the restricted units ("UDRs") as holders of common units. The compensation committee or the board of directors of our general partner, in its discretion, may provide that UDRs with respect to restricted units are subject to forfeiture or other restrictions, and if restricted, will be held, without interest, until the UDR vests or is forfeited, as the case may be. The compensation committee, in its discretion, may also grant tandem distribution equivalent rights ("DERs") with respect to phantom units. These are rights that entitle the grantee to receive cash equal to the cash distributions made on the common units. DERs shall be subject to such terms as the compensation committee may, in its discretion, impose.

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

        In October 1995, the FASB issued SFAS No. 123, "Share-Based Payment," which was revised in December 2004 ("SFAS 123R"). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that cost be measured based on the fair value of the equity or liability instruments issued. We adopted SFAS 123R effective January 1, 2006 and have used the permitted modified prospective method beginning as of the same date. We granted no options during the year ended December 31, 2007.

        Upon completion of our initial public offering on September 25, 2006, we granted 2,000 restricted common units to each of our six independent directors. A restricted unit is a common unit that is subject to forfeiture. Upon vesting, the grantee receives a common unit that is not subject to forfeiture. The restricted units vest over a four-year period from the date of issuance. The weighted average fair

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

(in thousands, except unit information or unless otherwise noted)

Note 1: Organization, Basis of Presentation and Principles of Consolidation (Continued)

value at grant date was $20.00 per unit. Periodic distributions on the restricted units are held in trust by our general partner until the units vest. As provided for in the long-term incentive plan, each non-employee board member of Hiland Partners GP Holdings, LLC on each anniversary date of the initial reward is entitled to receive an additional 1,000 restricted common units. Accordingly, on their first anniversary date in September 2007, we granted 1,000 restricted units each to the same six non-employee board members at a grant fair value of $28.25 per unit. On the same date, 3,000 restricted units granted in 2006 vested and were converted to common units.

        The following table summarizes information about our restricted units for the year ended December 31, 2007:

Restricted Units	Units	Weighted Average Fair Value At Grant Date ($)
Non-vested at December 31, 2007	12,000	$20.00
Granted	6,000	$28.25
Vested	(3,000)	$20.00

Non-vested at December 31, 2007	15,000	$23.30

        Compensation expense related to the 6,000 and 12,000 restricted units granted in 2007 and 2006, respectively, is to be recognized over their respective four-year vesting period on a graded attribute method. During the years ended December 31, 2007 and 2006, we recorded $150 and $16, respectively, of expense related to the restricted units granted and will expense another $244 over the next four years, and is to be recognized over a weighted-average period of 1.9 years.

        On February 15, 2005, Hiland Partners GP, LLC issued member based compensation awards with a fair value of $118 to two of its members as compensation for services to be rendered exclusively for Hiland Partners GP, LLC's benefit. These Class B member interests were contributed to us in connection with the closing of our initial public offering. The Class B common units vest over a three-year period from the date of issuance. The Class B common units have substantially the same rights as the common units and, upon vesting, will become convertible at the election of the holder into common units. Member based compensation expense related to the Class B common units was $350, $33 and $72 for years ended December 31, 2007, 2006 and 2005, respectively.

Hiland Partners, LP Long Term Incentive Plan

        Hiland Partners GP, LLC, the general partner of Hiland Partners adopted the Hiland Partners, LP Long-Term Incentive Plan for its employees and directors of its general partner and employees of its affiliates. The long-term incentive plan currently permits an aggregate of 680,000 of Hiland Partners common units to be issued with respect to unit options, restricted units, and phantom units granted under the plan. No more than 225,000 of the 680,000 common units may be issued with respect to vested restricted or phantom units. The plan is administered by the compensation committee of Hiland Partners GP, LLC's board of directors. The plan will continue in effect until the earliest of (i) the date

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

(in thousands, except unit information or unless otherwise noted)

Note 1: Organization, Basis of Presentation and Principles of Consolidation (Continued)

determined by the board of directors of the general partner; (ii) the date that common units are no longer available for payment of awards under the plan; or (iii) the tenth anniversary of the plan.

        Hiland Partners GP, LLC's board of directors or compensation committee may, in their discretion, terminate, suspend or discontinue the long-term incentive plan at any time with respect to any units for which a grant has not yet been made. Hiland Partners GP, LLC's board of directors or its compensation committee also has the right to alter or amend the long-term incentive plan or any part of the plan from time to time, including increasing the number of units that may be granted, subject to unitholder approval if required by the exchange upon which the common units are listed at that time. No change in any outstanding grant may be made, however, that would materially impair the rights of the participant without the consent of the participant. Under the unit option grant agreement, granted options of common units will vest and become exercisable in one-third increments on the anniversary of the grant date over three years. Vested options are exercisable within the option's contractual life of ten years after the grant date.

        During the fourth quarter 2007, Hiland Partners granted 32,825 phantom units under our Long-Term Incentive Plan to its CFO, Vice President Operations and Engineering and other key corporate and field employees. A phantom unit is a common unit that is subject to forfeiture and is not considered issued until it vests. Upon vesting, the phantom unit holder will receive a common unit that is not subject to forfeiture, cash in lieu of the delivery of such unit equal to the fair market value of the unit on the vesting date, or a combination thereof, at the discretion of our general partner's board of directors. Similar to restricted units, the phantom units granted to key corporate employees vest over a four-year period from the date of issuance. The phantom units granted to key field employees vest one-third in year three and two-thirds in year four. The phantom units granted during the fourth quarter 2007 do not accumulate distributions.

        On June 19, 2007, Hiland Partners granted 10,000 phantom units under its Long-Term Incentive Plan to its new Chief Executive Officer, Joseph L. Griffin. Upon vesting, Mr. Griffin will receive a common unit that is not subject to forfeiture, cash in lieu of the delivery of such unit equal to the fair market value of the unit on the vesting date, or a combination thereof, at the discretion of its general partner's board of directors. Similar to restricted units, Mr. Griffin's phantom units vest over a four-year period from the date of issuance and distributions on the phantom units will be held in trust by Hiland Partners' general partner until the units vest.

        The weighted average fair value at grant date of the 42,825 phantom units granted during 2007 was $50.12. During the year ended December 31, 2007, Hiland Partners incurred compensation expense of $249 related to the phantom units and will recognize additional expense of $1,721 over the next four years and is to be recognized over a weighted average period of 2.5 years. Hiland Partners granted no phantom units prior to June 19, 2007.

        During 2007, Hiland Partners issued 1,000 restricted units each to six non-employee board members of our general partner on their one-year anniversary dates, and accordingly, our general partner contributed $6 to us to maintain its 2% ownership interest. On the same anniversary dates of the six non-employee board members, 4,000 previously granted restricted units vested and were converted to common units. Additionally, one fourth, or 1,250 restricted units granted to key employees

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

(in thousands, except unit information or unless otherwise noted)

Note 1: Organization, Basis of Presentation and Principles of Consolidation (Continued)

in 2006 vested and were converted to common units. On November 15, 2007, 375 restricted units granted in November 2006 were forfeited and cancelled and the associated accumulated distributions held in trust by Hiland Partners' general partner were returned to us.

        Total compensation expense related to restricted units was $537 and $119 for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, there was $533 of total unrecognized cost related to unvested restricted units, which is to be recognized over a weighted average period of 1.7 years.

        A restricted unit is a common unit that is subject to forfeiture. The restricted units vest over a four-year period from the date of issuance. Periodic distributions on the restricted units are held in trust by its general partner until the units vest. Upon vesting, the grantee receives a common unit that is not subject to forfeiture. Each non-employee board member of our general partner is entitled to receive an additional 1,000 restricted common units on each anniversary date of the initial award.

        The following table summarizes information about Hiland Partners' restricted units for the year ended December 31, 2007.

Restricted Units	Units	Weighted Average Fair Value At Grant Date ($)
Non-vested at January 1, 2007	19,000	$44.12
Granted	6,000	$51.95
Vested	(5,250)	$43.70
Forfeited	(375)	$48.85

Non-vested at December 31, 2007	19,375	$46.57

        SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that cost be measured based on the fair value of the equity or liability instruments issued. Hiland Partners adopted SFAS 123R as of January 1, 2006 and applied SFAS 123R using the permitted modified prospective method beginning as of the same date. Hiland Partners expects no change to its cash flow presentation from the adoption of SFAS 123R since no tax benefits are recognized by them as a pass through entity. Hiland Partners' compensation expense for these awards is recognized on the graded vesting attribution method. Units to be issued under Hiland Partners' unit incentive plan may be from newly issued units. Prior to Hiland Partners' adoption of SFAS 123R on January 1, 2006, Hiland Partners applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for their unit-based compensation awards. Accordingly, no compensation expense was recognized in 2005 for Hiland Partners' unit options granted during 2005. The following pro forma data was calculated as if compensation cost for their unit-based compensation

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

(in thousands, except unit information or unless otherwise noted)

Note 1: Organization, Basis of Presentation and Principles of Consolidation (Continued)

awards during the year ended December 31, 2005 was determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123R.

Year Ended December 31, 2005
Net income as reported	$885
Share based compensation adjustment	(20)

Pro forma net income	$865

        The fair value of each option granted was estimated on the date of grant using the American Binomial option pricing model that used the assumptions noted below. Expected and weighted-average volatility is based on Hiland Partners' peer group volatility averages as determined on the option grant dates. Expected volatility of options granted ranged from 16% to 31% and weighted-average volatility ranged from 18% to 30%. For options granted in 2006 and 2005, expected lives of 6.0 years are calculated by the simplified method as prescribed under SEC Staff Accounting Bulletin 107 and represents the period of time that unit options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The exercise price of the options granted equaled the market price of the units on the grant date.

	Year Ended December 31,
	2006	2005
Expected volatility	16.1% - 20.2%	20.2% - 31.0%
Weighted-average volatility	18.0%	29.4%
Expected dividend yield	6.4%	5.2%
Risk-free interest rate	4.5%	4.5%

        The following table summarizes information about outstanding options with respect to Hiland Partners' common units for the year ended December 31, 2007:

Options	Units	Weighted Average Exercise Price ($)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at January 1, 2007	128,468	$28.24
Granted	—
Exercised	(42,660)	$24.15		$1,315

Forfeited or expired	(10,767)	$24.40

Outstanding at December 31, 2007	75,041	$31.11	7.6	$1,459

Exercisable at December 31, 2007	19,707	$33.47	7.7	$337

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

(in thousands, except unit information or unless otherwise noted)

Note 1: Organization, Basis of Presentation and Principles of Consolidation (Continued)

        No unit options were granted during 2007. The weighted average grant date fair value of the 28,000 unit options granted during the year ended December 31, 2006 was $4.33 per unit. The weighted average grant date fair value of 167,500 unit options granted during the year ended December 31, 2005 was $5.30 per unit. The weighted average grant date fair value of 59,565 unit options vested during the year ended December 31, 2007 was $9.84 per unit. As of December 31, 2007, there was $32 of total unrecognized compensation cost related to unvested unit based option awards granted under Hiland Partners' Plan. This cost is expected to be recognized over a weighted-average period of 0.4 years.

        The aggregate intrinsic value of options exercised were $1,315 and $876 for the years ended December 31, 2007 and 2006, respectively.

        On March 14, 2007, Randy Moeder, Hiland Partners past President, Chief Executive Officer and a director of its general partner announced his intention to resign. In connection with Mr. Moeder's resignation, Hiland Partners and its general partner entered into a retention agreement with Mr. Moeder that allowed Mr. Moeder to continue his employment for a mutually agreeable period of time, but no longer than six months. Under the agreement, as long as Mr. Moeder continued his employment, a pro rata portion of his 10,666 unvested options to purchase our common units, issued to him on February 10, 2005, would vest. Accordingly, as required by SFAS 123R "Share-Based Payment," as amended, on March 14, 2007 Hiland Partners recalculated the fair value of the remaining unvested options to purchase our common units as a modification of the options awarded to Mr. Moeder on February 10, 2005. The recalculated fair value of the options of $33.65 per unit was determined by using the American Binomial option pricing model.

        On April 16, 2007, Mr. Moeder resigned and 1,899 of his 10,666 unvested options to purchase our common units vested. As a result of the recalculated fair value of $33.65 per unit, Hiland Partners recorded an additional $24 of expense for the period from March 15, 2007 through April 16, 2007. On the same day, Mr. Moeder forfeited his remaining 8,767 unvested unit options. The forfeiture of Mr. Moeder's 8,767 unvested unit options reduced compensation expense for the period from April 1, 2007 through April 16, 2007 by $16. On April 19, 2007, Mr. Moeder exercised his 1,899 vested options to purchase our common units.

        On April 14, 2006, 13,333 of the unit options issued on February 10, 2005, were forfeited. Hiland Partners assumed no forfeitures in its fair value calculations, as Hiland Partners believes this forfeiture is an isolated incident and is not indicative of the future. Compensation expense for the year ended December 31, 2006 has been reduced by $21 as a result of the forfeiture.

        As a result of adopting SFAS 123R on the modified prospective basis beginning on January 1, 2006, Hiland Partners expensed $165 and $354 in 2007 and 2006, respectively, related to unit options awarded in 2006 and 2005. Hiland Partners recognized no unit option compensation expense in 2005. Hiland Partners' basic and diluted earnings per unit were each reduced by $0.04 for the year ended December 31, 2006 as a result of the additional compensation recognized under SFAS 123R.

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

(in thousands, except unit information or unless otherwise noted)

Note 1: Organization, Basis of Presentation and Principles of Consolidation (Continued)

Accounting for Asset Retirement Obligations

        In accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations," we have recorded the fair value of liabilities for asset retirement obligations in the periods in which they are incurred and corresponding increases in the carrying amounts of the related long-lived assets. The asset retirement costs are subsequently allocated to expense using a systematic and rational method and the liabilities are accreted to measure the change in liability due to the passage of time. The provisions of this standard primarily apply to the dismantlement and site restoration of certain of our plants and pipelines.

        The following table summarizes our activity related to asset retirement obligations for the indicated period:

Asset retirement obligation, January 1, 2006	$1,024
Acquired in Kinta Area acquisition on May 1, 2006	1,106
Add: accretion expense	66

Asset retirement obligation, December 31, 2006	2,196
Add: additions on various leased locations	505
Revisions of prior estimates	(658)
Add: accretion expense	116

Asset retirement obligation, December 31, 2007	$2,159

Recently Issued Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." This statement amends and replaces SFAS No. 141, but retains the fundamental requirements in SFAS No. 141 that the purchase method of accounting be used for all business combinations and an acquirer be identified for each business combination. The statement provides for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141(R) provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The statement also determines what information to disclose to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and do not allow early adoption. We are evaluating the new requirements of Statement No. 141(R) and the impact it will have on business combinations completed in 2009 or thereafter.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent (minority interest) be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent's equity. SFAS No. 160 requires the equity amount of

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

(in thousands, except unit information or unless otherwise noted)

Note 1: Organization, Basis of Presentation and Principles of Consolidation (Continued)

consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement and that changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently and similarly as equity transactions. Consolidated net income and comprehensive income will be determined without deducting minority interest; however, earnings-per-share information will continue to be calculated on the basis of the net income attributable to the parent's shareholders. Additionally, SFAS No. 160 establishes a single method for accounting for changes in a parent's ownership interest in a subsidiary that does not result in deconsolidation and that the parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. We do not expect this Statement will have a material impact on our financial position, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. This Statement was adopted by us effective January 1, 2008, at which time no financial assets or liabilities, not previously required to be recorded at fair value by other authoritative literature, were designated to be recorded at fair value. As such, the adoption of this Statement did not have any impact on our financial position, results of operations or cash flows.

        In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements." SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) such as fair value hierarchy used to classify the source of information used in fair value measurements (i.e., market based or non-market based) and expands disclosure about fair value measurements based on their level in the hierarchy. This Statement applies to derivatives and other financial instruments, which Statement 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires be measured at fair value at initial recognition and for all subsequent periods. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We will apply the provisions of this Statement prospectively in the first quarter of 2008 and do not expect any significant impact on our financial position, results of operations or cash flows.

Note 2: Initial Public Offering

        On May 26, 2006, a Registration Statement on Form S-1 was filed with the United States Securities and Exchange Commission (the "SEC") relating to a proposed initial public offering of limited partnership interests in Hiland Holdings.

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

(in thousands, except unit information or unless otherwise noted)

Note 2: Initial Public Offering (Continued)

        On September 13, 2006, the SEC declared our registration statement on Form S-1 effective. On September 19, 2006, we priced 7,000,000 common units in connection with our initial public offering at a price of $18.50 per unit. On September 20, 2006, our common units began trading on the NASDAQ National Market under the symbol "HPGP". On September 25, 2006, we closed our initial public offering of 8,050,000 common units, which included 1,050,000 common units issued pursuant to an over-allotment option that was exercised by the underwriters. Total proceeds from the sale of the units were $139.6 million, net of $9.3 million of underwriting commissions.

        In connection with the closing of our initial public offering, all of the membership interests in Hiland Partners GP, LLC (which owns the 2% general partner interest and all of the incentive distribution rights in Hiland Partners), 1,301,471 Hiland Partners common units (including 761,714 Hiland Partners common units previously owned by Hiland Partners GP, LLC) and 4,080,000 subordinated units of Hiland Partners were contributed to us, resulting in our ownership of a 57.0% limited partner interest in Hiland Partners. Contributions of Hiland Partners GP, LLC's assets are reflected at their historical carrying basis because the contributions are from a related party. As consideration for this contribution, substantially all of the net proceeds from our initial public offering, after the retirement of $36.0 million of outstanding debt and accrued interest of Hiland Partners GP, LLC, were distributed to Harold Hamm, The Harold Hamm DST Trust, The Harold Hamm HJ Trust, Randy Moeder and Ken Maples (the "Contributing Parties") and 13,550,000 common units and Class B common units in us were issued to the Contributing Parties.

Note 3: Hiland Partners Equity Transactions and Contribution of Assets

        The assets and liabilities of Continental Gas, Inc., excluding certain working capital assets, were contributed to Hiland Partners in exchange for 271,082 Hiland Partners common units, after redemption of 195,991 common units, and 2,646,749 of its subordinated units. Existing bank debt of Continental Gas, Inc. was repaid from a portion of the proceeds of Hiland Partners' initial public offering. The assets of Continental Gas, Inc. transferred to Hiland Partners were recorded at historical cost, as it was considered to be a reorganization of entities under common control, and Continental Gas, Inc. was considered Hiland Partners' accounting predecessor. The following table presents the

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

(in thousands, except unit information or unless otherwise noted)

Note 3: Hiland Partners Equity Transactions and Contribution of Assets (Continued)

assets and liabilities of Continental Gas, Inc. immediately prior to contributing assets to Hiland Partners:

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

        In consideration for the contribution, the former owners of Continental Gas, Inc. received 467,073 of Hiland Partners' common units and 2,646,749 of the subordinated units. Immediately following the closing of Hiland Partners' initial public offering, 195,991 of the common units were redeemed for approximately $4.1 million.

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

(in thousands, except unit information or unless otherwise noted)

Note 3: Hiland Partners Equity Transactions and Contribution of Assets (Continued)

        In connection with Hiland Partners' formation and its initial public offering on February 15, 2005, certain assets and liabilities of Hiland Partners, LLC excluding the Bakken assets were contributed to them on that date. In consideration for the contribution, the non-managing members of Hiland Partners, LLC received 247,868 of Hiland Partners' common units and 1,404,586 of Hiland Partners' subordinated units. Immediately following the closing of the offering, 104,009 of the common units were redeemed for approximately $2.2 million. The managing member of Hiland Partners, LLC also received 5,059 of Hiland Partners' common units and 28,665 of Hiland Partners' subordinated units, none of which were redeemed. The acquisition of the assets of Hiland Partners, LLC was accounted for as a purchase and, as a result, these assets were recorded at their fair value at the time of purchase. The following table presents the fair value of the assets and liabilities acquired from Hiland Partners, LLC on February 14, 2005.

Accounts receivable and other current assets	$162
Property and equipment	31,600
Intangible assets	26,800
Other assets	105

Total assets acquired	58,667
Less accounts payable and other current liabilities assumed	(741)
Less current portion of long-term debt assumed	(8,879)
Less asset retirement obligation assumed	(398)

Fair value of net assets acquired	$48,649

Note 4: Acquisitions

        On May 1, 2006, Hiland Partners acquired certain gas gathering assets from Enogex Gas Gathering, L.L.C. for $96.4 million cash, including certain closing costs, financed with borrowings under its credit facility and an additional note payable to a bank. We refer to these assets as the Kinta Area gathering assets. A determination was made by our management of the fair value of these assets and liabilities primarily using current replacement cost for the acquired gas gathering assets and related equipment less estimated accumulated depreciation on such replacement costs and estimated discounted cash flows arising from future renegotiated customer contracts. The acquired assets, which are located in the eastern Oklahoma Arkoma Basin, have approximately 672 wellhead receipt points and include five separate low pressure natural gas gathering systems consisting of 569 miles of natural gas gathering pipelines and 23 compressor units capable of nearly 40,000 horsepower of compression. The natural gas gathering systems operate under contracts with producers that provide for services under fixed-fee arrangements. Hiland Partners operates the Kinta Area gathering assets substantially differently than they were operated by the previous owner. Since there was no sufficient continuity of the Kinta Area gathering assets' operations prior to and after the acquisition, disclosure of prior financial information would not be material to an understanding of future operations. Therefore, the acquisition has been recorded as a purchase of assets and not a business, and no pro forma financial

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

(in thousands, except unit information or unless otherwise noted)

Note 4: Acquisitions (Continued)

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

        On September 26, 2005, Hiland Partners completed its acquisition of Hiland Partners, LLC for approximately $92.7 million in cash, $35.0 million of which was used to retire outstanding Hiland Partners, LLC indebtedness. The effective date of the acquisition was September 1, 2005. Hiland Partners, LLC's principal asset was the Bakken gathering system located in Richland County, Montana. At the time of the acquisition, the Bakken gathering system consisted of approximately 256 miles of gas gathering pipeline, a natural gas processing plant, two compressor stations and one fractionation facility. The Bakken processing plant and a portion of the gathering system became operational on November 8, 2004. To facilitate the closing of the acquisition, Hiland Partners amended its senior secured revolving credit facility to increase its borrowing capacity under the facility from $55.0 million to $125.0 million. Hiland Partners used a portion of this increased capacity to fund the acquisition.

        To the extent of Hiland Partners' non-controlling ownership, the acquisition was accounted for using the purchase method of accounting under SFAS No. 141, "Business Combinations." As of the date of the acquisition, Hiland Partners, LLC was an entity partially owned by an affiliate who, at the time, was Hiland Partners GP, LLC's controlling member. Accordingly, 49% of the Bakken gathering system assets, for which estimated fair value was in excess of historical basis, have been recorded at historical cost and 51% of the Bakken gathering system assets have been recorded at fair value. A cash distribution of $27.0 million made to this affiliate and $0.8 million made to Hiland Partners GP, LLC, as reported as a reduction of owners' equity, reflects the difference in the purchase price paid to this affiliate and his cost basis in the net assets of Hiland Partners, LLC. The fair value of the assets acquired has also been reduced by imputed interest expense from September 1, 2005, the effective date

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

(in thousands, except unit information or unless otherwise noted)

Note 4: Acquisitions (Continued)

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

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

(in thousands, except unit information or unless otherwise noted)

Note 5: Property and Equipment

	As of December 31,
	2007	2006
Land	$295	$255
Construction in progress	12,030	48,610
Midstream pipeline, plants and compressors	356,491	230,645
Compression and water injection equipment	19,258	19,270
Other	3,958	2,471

	392,032	301,251
Less: accumulated depreciation and amortization	68,959	44,248

	$323,073	$257,003

        On May 10, 2006, Hiland Partners GP, LLC purchased 761,714 common units and 15,545 general partner units of Hiland Partners for $35.0 million. Hiland Partners GP, LLC recorded additional pipeline and processing plant cost of $4,488 for a portion of the amount that the unit purchase price exceeded the proportionate interest in the underlying equity of Hiland Partners.

        During the third quarter 2007, we purchased two separate capital assets under capital lease obligations for a total cost of $5,881. Accumulated depreciation related to the assets purchased under capital lease obligations was $175 as of December 31, 2007.

        We capitalized interest of $2,580 and $1,467 during the years ended December 31, 2007 and 2006, respectively. Depreciation charged to expense totaled $24,729, $17,241 and $8,162 for the years ended December 31, 2007, 2006 and 2005.

Note 6: Derivatives

        Hiland Partners has entered into certain financial swap instruments that are classified as cash flow hedges in accordance with SFAS No. 133, as amended, and relate to forecasted sales in 2006, 2007 and 2008. Hiland Partners entered into these instruments to hedge forecasted natural gas and natural gas liquids (NGLs) sales or purchases against the variability in expected future cash flows attributable to changes in commodity prices. Under all but one of these contractual swap agreements with Hiland Partners' counterparties, Hiland Partners receives a fixed price and pays a floating price based on certain indices for the relevant contract period as the underlying natural gas or NGL is sold. In one agreement, Hiland Partners pays a fixed price and receives a floating price based on certain indices for the relevant contract period as the underlying natural gas is purchased.

        Hiland Partners formally documents all relationships between hedging instruments and the items being hedged, including its risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas and NGL futures, the "sold fixed for floating price" or "buy fixed for floating price" contracts, to the forecasted transactions. Hiland Partners assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items. A derivative is deemed to be highly effective when changes in its cash flows correlate within a range of 80% to 125% to offsetting cash

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

(in thousands, except unit information or unless otherwise noted)

Note 6: Derivatives (Continued)

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

        Derivatives are recorded on our consolidated balance sheet as assets or liabilities at fair value. For derivatives qualifying as hedges, the effective portion of changes in fair value are recognized in owners' equity as accumulated other comprehensive income and reclassified to earnings when the underlying hedged physical transaction closes. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, changes in fair value are recognized in earnings as they occur. Actual amounts that will be reclassified will vary as a result of future changes in prices. Hedge ineffectiveness is recognized as an adjustment to midstream revenue while the hedge contract is open and may increase or decrease until settlement of the contract. Realized cash gains and losses on closed/settled instruments are reflected in the contract month being hedged as an adjustment to midstream revenues.

        During the year ended December 31, 2007, we reclassified net losses of $1,056 on closed/settled hedge transactions to midstream revenues out of other comprehensive income and also recorded $4,936 out of other comprehensive income for the unfavorable change in fair value of open derivatives. Minority interest on the balance sheet has been reduced by $4,093 for the unfavorable change in the net fair value of derivatives during the year ended December 31, 2007 attributable to minority interest. During the years ended December 31, 2007, Hiland Partners recorded net gains of $373, on the ineffective portions of open derivative transactions. At December 31, 2007, our accumulated other comprehensive income related to derivatives was ($3,425). Of this amount we anticipate ($3,341) will be reclassified to earnings during the next 12 months and ($84) will be reclassified to earnings in subsequent periods. Actual amounts that will be reclassified will vary as a result of future changes in prices. Ineffective gains or losses are recorded in income while the hedge contract is open and may increase or decrease until settlement of the contract. Realized gains and losses on these instruments are reflected in the contract month being hedged as an adjustment to Hiland Partners' midstream revenue. The fair value of derivative assets and liabilities are as follows for the indicated periods:

	As of December 31,
	2007	2006
Fair value of derivative assets—current	$2,718	$4,707
Fair value of derivative assets—long term	418	1,955
Fair value of derivative liabilities—current	(8,238)	(1,902)
Fair value of derivative liabilities—long term	(141)	(291)

Net fair value of derivatives	$(5,243)	$4,469

        The terms of our derivative contracts currently extend out as far as December 2009. Our counterparty to all of our derivative contracts is BP Energy Company. Set forth below is the

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

(in thousands, except unit information or unless otherwise noted)

Note 6: Derivatives (Continued)

summarized notional amount and terms of all instruments held for price risk management purposes at December 31, 2007.

Description and Production Period	Volume	Average Fixed/Open Price	Fair Value Asset (Liability)
Natural Gas—Sold Fixed for Floating Price Swaps	(MMBtu)	(per MMBtu)

January 2008—December 2008	1,980,000	$7.84	$2,718
January 2009—December 2009	1,068,000	$7.06	(141)

			$2,577

Natural Gas—Sold Open for Floating Price Swaps	(MMBtu)	(per MMBtu)

January 2009—December 2009	1,068,000	$7.35	$418

Natural Gas—Buy Fixed for Floating Price Swaps	(MMBtu)	(per MMBtu)

January 2008—December 2008	790,569	$7.33	$(554)

Natural Gas Liquids—Sold Fixed for Floating Price Swaps	(Bbls)	(per Gallon)

January 2008—December 2008	441,768	$1.30	$(7,684)

Note 7: Long-Term Debt

	As of December 31,
	2007	2006
Hiland Partners—Revolving Credit Facility	$221,064	$147,064
Hiland Holdings—Revolving Credit Facility	355	254
Capital lease obligations	5,585	—

	227,004	147,318
Less: current portion of capital lease obligations	545	—

Long-term debt	$226,459	$147,318

Hiland Partners

        On February 6, 2008, Hiland Partners entered into a fourth amendment to its credit facility dated as of February 15, 2005. Pursuant to the fourth amendment, Hiland Partners has, among other things, increased its borrowing base from $250 million, to $300 million and decreased the accordion feature in the facility from $100 million to $50 million. Hiland Partners original credit facility dated May 2005 was first amended in September 2005, amended a second time in June 2006 and amended a third time in July 2007.

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

(in thousands, except unit information or unless otherwise noted)

Note 7: Long-Term Debt (Continued)

        The fourth amendment increases Hiland Partners borrowing capacity under its senior secured revolving credit facility to $300 million such that the facility now consists of a $291 million senior secured revolving credit facility to be used for funding acquisitions and other capital expenditures, issuance of letters of credit and general corporate purposes (the "Acquisition Facility") and a $9.0 million senior secured revolving credit facility to be used for working capital and to fund distribution (the "Working Capital Facility").

        In addition, the credit facility provides for an accordion feature, which permits Hiland Partners, if certain conditions are met, to increase the size of the revolving acquisition facility by up to $50 million and allows for the issuance of letters of credit of up to $15 million in the aggregate. The credit facility will mature in May 2011. At that time, the agreement will terminate and all outstanding amounts thereunder will be due and payable.

        Hiland Partners' obligations under the credit facility are secured by substantially all of its assets and guaranteed by Hiland Partners, and all of its subsidiaries, other than Hiland Operating, LLC its operating company, which is the borrower under the credit facility.

        Indebtedness under the credit facility bears interest, at Hiland Partners' option, at either (i) an alternate base rate plus an applicable margin ranging from 50 to 125 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 150 to 225 basis points per annum based on our ratio of consolidated funded debt to EBITDA. The Alternate Base Rate is a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the Federal Funds effective rate in effect on such day plus 1/2 of 1%. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 1.0%. An unused commitment fee ranging from 25 to 50 basis points per annum based on our ratio of consolidated funded debt to EBITDA will be payable on the unused portion of the credit facility. During any step-up period, the applicable margin with respect to loans under the credit facility will be increased by 35 basis points per annum and the unused commitment fee will be increased by 12.5 basis points per annum.

        The credit facility prohibits Hiland Partners from making distributions to unitholders if any default or event of default, as defined in the credit facility, has occurred and is continuing or would result from the distribution. In addition, the credit facility contains various covenants that limit, among other things, subject to certain exceptions and negotiated "baskets," our ability to incur indebtedness, grant liens, make certain loans, acquisitions and investments, make any material changes to the nature of its business, amend its material agreements, including its Omnibus Agreement, which contains non-compete and indemnity provisions with affiliates, or enter into a merger, consolidation or sale of assets.

        The credit facility also contains covenants requiring Hiland Partners to maintain a maximum consolidated funded debt to EBITDA ratio of 4.0:1.0, provided that in the event Hiland Partners makes certain permitted acquisitions or capital expenditures, the credit facility allows this ratio to increase to 4.75:1.0 for the following three fiscal quarters (a "step-up period") and a minimum interest coverage ratio of 3.0:1.0.

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

(in thousands, except unit information or unless otherwise noted)

Note 7: Long-Term Debt (Continued)

        The credit facility defines EBITDA as Hiland Partners' consolidated net income, plus income tax expense, interest expense, depreciation and amortization expense, amortization of intangibles and organizational costs, non-cash unit based compensation expense, and adjustments for non-cash gains and losses on specified derivative transactions and for other extraordinary items.

        Upon the occurrence of an event of default as defined in the credit facility, the lenders may, among other things, be able to accelerate the maturity of the credit facility and exercise other rights and remedies as set forth in the credit facility.

        The credit facility limits distributions to Hiland Partners' unitholders to available cash, as defined by the agreement, and borrowings to fund such distributions are only permitted under the revolving working capital facility. The revolving working capital facility is subject to an annual "clean-down" period of 15 consecutive days in which the amount outstanding under the revolving working capital facility is reduced to zero.

        As of December 31, 2007, Hiland Partners had $221.1 million outstanding under this credit facility and was in compliance with its financial covenants.

Hiland Partners GP, LLC

        On May 1, 2006, Hiland Partners GP, LLC entered into an unsecured credit agreement under which it borrowed $35.0 million to purchase 761,714 common units and 15,545 general partner units from Hiland Partners. The loan was guaranteed by all Hiland Partners GP, LLC's members and matured and was paid in full upon the completion of our initial public offering on September 25, 2006. Hiland Partners GP, LLC's board of directors, as well as the conflicts committee of its board of directors, consisting of independent directors, approved the transaction.

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

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

(in thousands, except unit information or unless otherwise noted)

Note 7: Long-Term Debt (Continued)

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

        The facility prohibits us from making distributions to unitholders if any default or event of default, as defined in the credit facility, has occurred and is continuing or would result from the distribution. In addition, the facility contains various covenants that limit, among other things, subject to certain exceptions and negotiated "baskets," our ability to incur indebtedness, grant liens, enter into agreements restricting our ability to grant liens on our assets or amend the facility, make certain loans, acquisitions and investments or enter into a merger, consolidation or sale of assets.

        The facility limits distributions to our unitholders to our available cash, as defined in our partnership agreement. Restricted payments under the facility are subject to an annual "clean-down" period of 15 consecutive days in which the amount outstanding that relates to funding the restricted payments under the facility must be reduced to zero.

        As of December 31, 2007, we had $0.4 million outstanding under this credit facility and were in compliance with our financial covenants.

Capital Lease Obligations

        During the third quarter 2007, Hiland Partners incurred a $4,836 capital lease obligation at its Bakken gathering system resulting from a NGL marketing agreement with a business partner whereby they have constructed a rail loading facility and a products pipeline, and Hiland Partners has agreed to repay the business partner a predetermined amount over a period of eight years. As specified in the agreement, once fully paid, title to the rail loading facility and the products pipeline will transfer to Hiland Partners no later than the end of the eight year period.

        In order to supply adequate electric power supply to Hiland Partners new nitrogen rejection plant at its Badlands gathering system, also during the third quarter 2007, Hiland Partners incurred a $1,045 capital lease obligation for the aid to construction of several electric substations which, by agreement, will be repaid in equal monthly installments over a period of five years.

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

(in thousands, except unit information or unless otherwise noted)

Note 7: Long-Term Debt (Continued)

        During the year ended December 31, 2007, Hiland Partners made principal payments of $296 on the above described capital lease obligations. The current portion of the capital lease obligations presented in the table above is included accrued liabilities and other in the balance sheet.

Note 8: Commitments and Contingencies

        Hiland Partners has executed a natural gas fixed price physical forward sales contract on 100,000 MMBtu per month for 2008 with a fixed price of $8.43 per MMBtu. This contract has been designated as a normal sale under SFAS No. 133 and is therefore not marked to market as a derivative.

        We maintain a defined contribution retirement plan for our employees under which we make discretionary contributions to the plan based on a percentage of eligible employees' compensation. Contributions to the plan are 5.0% of eligible employees' compensation and resulted in expenses for the years ended December 31, 2007, 2006 and 2005 of $262, $201 and $111, respectively.

        Prior to January 1, 2007, we jointly participated with other affiliated companies in a self-insurance pool (the "Pool") covering health and workers' compensation claims made by employees up to the first $150 and $500, respectively, per claim. Any amounts paid above these were reinsured through third party providers. Premiums charged to us were based on estimated costs per employee of the Pool. Effective January 1, 2007, we obtained our own health and workers' compensation insurance through third-party providers. Property and general liability insurance is also maintained through third-party providers with a $100 deductible on each policy.

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

        We lease office space from a related entity (Note 10). We lease certain facilities, vehicles and equipment under operating leases, most of which contain annual renewal options. For the years ended 2007, 2006 and 2005, rent expense was $2,285, $779 and $224, respectively, under these leases.

        A summary of contractual cash obligations as of December 31, 2007, including minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year,

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

(in thousands, except unit information or unless otherwise noted)

Note 8: Commitments and Contingencies (Continued)

and leases renewed and entered into subsequent to year end but prior to financial statement issuance, is presented below:

	Payment Due by Period
Type of Obligation	Total Obligation	Due in 2008	Due in 2009	Due in 2010	Due in 2011	Due in 2012	Thereafter
	(in thousands)
Senior secured revolving credit facility	$221,064	$—	$—	$—	$221,064	$—	$—
Capital lease obligations(1)	8,634	1,256	1,256	1,256	1,256	1,107	2,503
Operating leases, service agreements and other	3,720	1,667	479	406	377	277	514

Total contractual cash obligations	$233,418	$2,923	$1,735	$1,662	$222,697	$1,384	$3,017

(1)
Contractual cash commitments on capital lease obligations include $3,024 of interest expense.

Note 9: Significant Customers and Suppliers

        All of Hiland Partners' revenues are domestic revenues. The following table presents Hiland Partners' top midstream customers as a percent of total revenue for the periods indicated:

	For the Year ended December 31,
	2007	2006	2005
Customer 1	19%	20%	16%
Customer 2	19%	14%	6%
Customer 3	12%	2%	—
Customer 4	11%	15%	—

        All of Hiland Partners' purchases are from domestic sources. The following table presents Hiland Partners' top midstream suppliers as a percent of total midstream purchases for the periods indicated:

	For the Year ended December 31,
	2007	2006	2005
Supplier 1 (affiliated company)	31%	32%	29%
Supplier 2	25%	24%	26%
Supplier 3	14%	13%	14%

Note 10: Related Party Transactions

        Hiland Partners purchases natural gas and NGLs from affiliated companies. Purchases of product from affiliates totaled $60.1 million, $50.3 million and $45.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. Hiland Partners also sells natural gas and NGLs to affiliated companies. Sales of product to affiliates totaled $3.5 million, $4.1 million and $5.2 million for the years

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

(in thousands, except unit information or unless otherwise noted)

Note 10: Related Party Transactions (Continued)

ended December 31, 2007, 2006 and 2005, respectively. Compression revenues from affiliates were $4.8 million each for 2007 and 2006 and $4.2 million for the year ended December 31, 2005.

        Accounts receivable-affiliates of $1,178 and $1,284 at December 31, 2007 and 2006, respectively, includes $1,090 and $1,260 from one affiliate for midstream sales.

        Accounts payable-affiliates of $7,957 and $4,412 at December 31, 2007 and 2006, respectively, includes $7,094 and $3,819 due to one affiliate for midstream purchases.

        We utilize affiliated companies to provide services to our plants and pipelines and certain administrative costs. The total amount paid to these companies was $525, $353, and $336 during the years ended December 31, 2007, 2006 and 2005, respectively.

        We lease office space under operating leases directly or indirectly from an affiliate. Rents paid associated with these leases totaled $143, $118, and $75 for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 11: Reportable Segments

        On February 15, 2005, certain assets and liabilities of Hiland Partners, LLC were contributed to Hiland Partners in conjunction with its initial public offering. As a result of this transaction, Hiland Partners has distinct operating segments for which additional financial information must be reported. Prior to February 15, 2005, Hiland Partners did not have operating segments. Hiland Partners' operations are now classified into two reportable segments:

          (1)   Midstream, which is the gathering, compressing, dehydrating, treating and processing of natural gas and fractionating NGLs.

          (2)   Compression, which is providing air compression and water injection services for CLR's oil and gas secondary recovery operations that are ongoing in North Dakota.

        These segments reflect the way Hiland Partners manages its operations. Hiland Partners' operations are conducted in the United States. General and administrative costs, which consist of executive management, accounting and finance, operations and engineering, marketing and business development, are allocated to the individual segments based on revenues.

        Midstream assets totaled $392,439 and $323,813 at December 31, 2007 and 2006. On the same dates, assets attributable to compression operations totaled $27,847 and $31,385, respectively. All but $48 of the total capital expenditures of $90,953 for the year ended December 31, 2007 was attributable to midstream operations. All but $72 of the total additions to property and equipment of $62,137 and Kinta Area gathering assets acquired of $96,400 for the year ended December 31, 2006 was attributable to midstream operations. Capital expenditures of $10,389 for the year ended December 31, 2005 were entirely related to the midstream segment.

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

(in thousands, except unit information or unless otherwise noted)

Note 11: Reportable Segments (Continued)

        The tables below present information for the reportable segments for the years ended December 31, 2007, 2006 and 2005.

For the Year Ended December 31, 2007	Midstream Segment	Compression Segment	Total
Revenues	$273,224	$4,819	$278,043
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	195,212	—	195,212
Operations and maintenance	22,472	807	23,279
Depreciation and amortization	27,424	3,578	31,002
General and administrative expenses	9,159	162	9,321

Total operating costs and expenses	254,267	4,547	258,814

Operating income	18,957	272	19,229

Other income (expense):
Interest and other income			445
Amortization of deferred loan costs			(499)
Interest expense			(11,371)
Minority interest in income of Hiland Partners, LP			(2,638)

Net income			$5,166

For the Year Ended December 31, 2006
Revenues	$214,867	$4,819	$219,686
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	156,193	—	156,193
Operations and maintenance	15,228	843	16,071
Depreciation and amortization	19,292	3,571	22,863
General and administrative expenses	5,189	110	5,299

Total operating costs and expenses	195,902	4,524	200,426

Operating income	18,965	295	19,260

Other income (expense):
Interest and other income			323
Amortization of deferred loan costs			(513)
Interest expense			(6,543)
Minority interest in income of Hiland Partners, LP			(10,164)

Net income			$2,363

For the Year Ended December 31, 2005
Revenues	$162,384	$4,217	$166,601
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	133,089	—	133,089
Operations and maintenance	6,800	559	7,359
Depreciation and amortization	7,921	3,191	11,112
General and administrative expenses	2,479	63	2,542

Total operating costs and expenses	150,289	3,813	154,102

Operating income	12,095	404	12,499

Other income (expense):
Interest and other income			192
Amortization of deferred loan costs			(484)
Interest expense			(1,942)
Minority interest in income of Hiland Partners, LP			(9,380)

Net income			$885

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

(in thousands, except unit information or unless otherwise noted)

Note 11: Reportable Segments (Continued)

Note 12: Selected Quarterly Financial Data—Unaudited

        The following is a summary of selected quarterly financial data for the years ended December 31, 2007 and 2006:

	2007 Quarter
	1st	2nd	3rd	4th
Revenues	$61,054	$66,616	$67,636	$82,737
Operating income	3,396	4,109	5,766	5,958
Limited partners' interest in net income	748	1,139	1,735	1,544
Net income per limited partner unit—basic and diluted	$0.03	$0.05	$0.08	$0.08

	2006 Quarter
	1st	2nd	3rd	4th
Revenues	$53,409	$52,739	$57,267	$56,271
Operating income	4,126	5,002	5,230	4,902
Net income (loss)	378	184	(24)	1,825
Income (loss) attributable to predecessor	378	184	(155)	—

Limited partners' interest in net income	$—	$—	$131	$1,825

Net income per limited partner unit—basic and diluted			$0.01	$0.08

Note 13: Net Income per Limited Partner Unit

        The computation of basic net income per limited partner unit is based on the weighted-average number of common units outstanding during the period. The computation of diluted earnings per unit further assumes the dilutive effect of restricted units. Net income per unit applicable to limited partners is computed by dividing net income applicable to limited partners after deducting net income

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

(in thousands, except unit information or unless otherwise noted)

Note 13: Net Income per Limited Partner Unit (Continued)

attributable to the Predecessor (before September 25, 2006), by the weighted-average number of limited partnership units outstanding.

For the Year Ended December 31, 2007	Income Available to Limited Partners (Numerator)	Limited Partner Units (Denominator)	Per Unit Amount
	(in thousands)
Income per limited partner unit—basic:
Income available to limited partners	$5,166		$0.24
Weighted average limited partner units outstanding		21,600
Income per limited partner unit—diluted:
Restricted units		8

Income available to limited partners plus assumed conversions	$5,166	21,608	$0.24

For the Year Ended December 31, 2006
Income per limited partner unit—basic:
Income available to limited partners	$1,956		$0.09
Weighted average limited partner units outstanding		21,600
Income per limited partner unit—diluted:
Restricted units		1

Income available to limited partners plus assumed conversions	$1,956	21,601	$0.09

Note 14: Partners' Capital and Cash Distributions

Hiland Holdings

        Hiland Holdings unitholders (limited partners) have only limited voting rights on matters affecting our operations and activities and, therefore, limited ability to influence our management's decisions regarding our business. Unitholders did not select our general partner or elect the board of directors of our general partner and effectively have no right to select our general partner or elect its board of directors in the future. Unitholders' voting rights are further restricted by our partnership agreement, which provides that any units held by a person that owns 20% or more of any class of units then outstanding, other than the general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot be voted on any matter. In addition, our partnership agreement contains provisions limiting the ability of our unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting a unitholders' ability to influence the manner or direction of our management.

        Our partnership agreement requires that we distribute all of our cash on hand at the end of each quarter less reserves established at our general partner's discretion. We refer to this as "available cash." Initially our only cash-generating assets are our interests in Hiland Partners from which we receive quarterly distributions. The amount of available cash may be greater than or less than the minimum quarterly distributions.

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

(in thousands, except unit information or unless otherwise noted)

Note 14: Partners' Capital and Cash Distributions (Continued)

        Cash distributions paid by us to unitholders for 2007 and 2006 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid		Per Unit Cash Distribution Amount	Total Cash Distribution
11/14/06	(a)	$0.0132	$285
02/14/07		0.2075	4,484
05/14/07		0.2075	4,484
08/14/07		0.2200	4,755
11/19/07		0.2300	4,972
02/19/08	(b)	0.2550	5,513

		$1.1332	$24,493

    (a)
    This cash distribution was prorated at a quarterly rate of $0.2025 per unit (an annualized rate of $0.81 per unit) for the portion of the third quarter in 2006 in which we were a public company.

    (b)
    This cash distribution was announced on January 25, 2008 and was paid on February 19, 2008 to all unitholders of record as of February 4, 2008

Hiland Partners

        The unitholders (limited partners) of Hiland Partners have only limited voting rights on matters affecting its operations and activities and, therefore, limited ability to influence its management's decisions regarding its business. Unitholders did not select Hiland Partners GP, LLC as general partner or elect its board of directors and effectively have no right to select a general partner or elect its board of directors in the future. Unitholders' voting rights are further restricted by Hiland Partners' partnership agreement, which provides that any units held by a person that owns 20% or more of any class of units then outstanding, other than the general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of Hiland Partners GP, LLC's board of directors, cannot be voted on any matter. In addition, Hiland Partners' partnership agreement contains provisions limiting the ability of its unitholders to call meetings or to acquire information about its operations, as well as other provisions limiting a unitholder's ability to influence the manner or direction of Hiland Partners' management.

        Hiland Partners' partnership agreement requires that it distribute all of its cash on hand at the end of each quarter, less reserves established at Hiland Partners GP, LLC's discretion. We refer to this as "available cash." The amount of available cash may be greater than or less than the minimum quarterly

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

(in thousands, except unit information or unless otherwise noted)

Note 14: Partners' Capital and Cash Distributions (Continued)

distributions described below. In general, Hiland Partners will pay any cash distribution made each quarter in the following manner:

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

        If cash distributions per unit exceed $0.495 in any quarter, Hiland Partners GP, LLC as general partner will receive increasing percentages, up to a maximum of 50% of the cash Hiland Partners distributes in excess of that amount. We refer to these distributions as "incentive distributions."

        The distributions on the subordinated units may be reduced or eliminated if necessary to ensure the common units receive their minimum quarterly distribution. Subordinated units will not accrue arrearages. The subordination period will end once Hiland Partners meets certain financial tests, but not before March 31, 2010. These financial tests require Hiland Partners to have earned and paid the minimum quarterly distribution on all of its outstanding units for three consecutive four-quarter periods. When the subordination period ends, all remaining subordinated units will convert into common units on a one-for-one basis and the common units will no longer be entitled to arrearages. As of December 31, 2006, we own 4,080,000 subordinated units, which is all of, Hiland Partners' subordinated units.

        All distributions paid by Hiland Partners to common and subordinated unitholders, including amounts paid to affiliate owners and regular and incentive distributions paid to Hiland Partners GP, LLC for 2007 and 2006 were as follows (in thousands, except per unit amounts):

					General Partner
Date Cash Distribution Paid		Per Unit Cash Distribution Amount	Common Units	Subordinated Units			Total Cash Distribution
					Regular	Incentive
05/15/06		$0.6500	$2,858	$2,652	$119	$315	$5,944
08/14/06		0.6750	3,485	2,754	136	414	6,789
11/14/06		0.7000	3,623	2,856	145	637	7,261
02/14/07		0.7125	3,694	2,907	150	749	7,500
05/15/07		0.7125	3,724	2,907	151	752	7,534
08/14/07		0.7325	3,837	2,989	158	932	7,916
11/14/07		0.7550	3,959	3,080	167	1,134	8,340
02/14/08	(a)	0.7950	4,168	3,244	182	1,492	9,086

		$5.7325	$29,348	$23,389	$1,208	$6,425	$60,370

    (a)
    This cash distribution was announced on January 25, 2008 and was paid on February 14, 2008 to all unitholders of record as of February 4, 2008.

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

(in thousands, except unit information or unless otherwise noted)

Note 14: Partners' Capital and Cash Distributions (Continued)

        Distributions paid by Hiland Partners to us and to Hiland Partners GP, LLC for 2007 and 2006 were as follows (in thousands, except per unit amounts):

					General Partner
Date Cash Distribution Paid		Per Unit Cash Distribution Amount	Common Units	Subordinated Units			Total Cash Distribution
					Regular	Incentive
05/15/06		$0.6500			$119	$315	$434
08/14/06		0.6750	$514		136	414	1,064
11/14/06		0.7000	557	$186	145	637	1,525
02/14/07		0.7125	927	2,907	150	749	4,733
05/15/07		0.7125	927	2,907	151	752	4,737
08/14/07		0.7325	953	2,989	158	932	5,032
11/14/07		0.7550	983	3,080	167	1,134	5,364
02/14/08	(a)	0.7950	1,034	3,244	182	1,492	5,952

		$5.7325	$5,895	$15,313	$1,208	$6,425	$28,841

    (a)
    This cash distribution was announced on January 25, 2008 and was paid to us on February 14, 2008.

Note 15: Subsequent Event (unaudited)

        On February 6, 2008, Hiland Partners entered into a fourth amendment to its credit facility dated as of February 15, 2005. Pursuant to the fourth amendment, Hiland Partners has, among other things, increased its borrowing base from $250 million, to $300 million and decreased the accordion feature in the facility from $100 million to $50 million. Hiland Partners' original credit facility dated May 2005 was first amended in September 2005, amended a second time in June 2006 and amended a third time in July 2007.

        The fourth amendment increases Hiland Partners borrowing capacity under its senior secured revolving credit facility to $300 million such that the facility now consists of a $291 million senior secured revolving credit facility to be used for funding acquisitions and other capital expenditures, issuance of letters of credit and general corporate purposes (the "Acquisition Facility") and a $9.0 million senior secured revolving credit facility to be used for working capital and to fund distribution (the "Working Capital Facility").

        In addition, the fourth amendment provides for an accordion feature, which permits Hiland Partners, if certain conditions are met, to increase the size of the Acquisition Facility by up to $50 million and allows for the issuance of letters of credit of up to $15 million in the aggregate. The senior secured revolving credit facility also requires Hiland Partners to meet certain financial tests, including a maximum consolidated funded debt to EBITDA ratio of 4.0:1.0 as of the last day of any fiscal quarter; provided that in the event that the Partnership makes certain permitted acquisitions or capital expenditures, this ratio may be increased to 4.75:1.0 for the three fiscal quarters following the quarter in which such acquisition or capital expenditure occurs; and a minimum interest coverage ratio of 3.0:1.0. The credit facility will mature in May 2011. At that time, the agreement will terminate and all outstanding amounts thereunder will be due and payable.