Form 10-Q
period 2008-03-31
Hiland Holdings GP, LP
filed 2008-05-09
CIK 1363381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

(580) 242-6040

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes     ☒   No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The number of the registrant’s outstanding equity units at May 5, 2008 was 21,603,000 common units.

HILAND HOLDINGS GP, LP

HILAND HOLDINGS GP, LP
Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(unaudited)
	(in thousands, except unit amounts)
ASSETS
Current assets:
Cash and cash equivalents	$11,483	$10,602
Accounts receivable:
Trade	37,411	31,842
Affiliates	1,098	1,178
	38,509	33,020
Fair value of derivative assets	1,050	2,718
Other current assets	2,730	1,420
Total current assets	53,772	47,760

Property and equipment, net	323,552	323,073
Intangibles, net	45,398	46,937
Fair value of derivative assets	594	418
Other assets, net	2,355	2,098

Total assets	$425,671	$420,286

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$26,105	$24,713
Accounts payable-affiliates	10,638	7,957
Fair value of derivative liabilities	7,748	8,238
Accrued liabilities and other	2,593	2,075
Total current liabilities	47,084	42,983

Commitments and contingencies (Note 8)
Long-term debt, net of current maturities	235,307	226,459
Fair value of derivative liabilities	—	141
Asset retirement obligation	2,191	2,159
Minority interests	123,856	126,409

Partners’ equity
Common unitholders (21,603,000 units issued and outstanding)	20,925	25,560
Accumulated other comprehensive loss	(3,692)	(3,425)
Total partners’ equity	17,233	22,135

Total liabilities and partners’ equity	$425,671	$420,286

The accompanying notes are an integral part of these consolidated financial statements.

HILAND HOLDINGS GP, LP

Consolidated Statements of Operations

For the Three Months Ended (unaudited)

	March 31,	March 31,
	2008	2007
	(in thousands, except per unit amounts)
Revenues:
Midstream operations
Third parties	$89,253	$58,860
Affiliates	1,021	989
Compression services, affiliate	1,205	1,205
Total revenues	91,479	61,054
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	42,451	31,881
Midstream purchases -affiliate (exclusive of items shown separately below)	26,167	11,734
Operations and maintenance	6,769	4,970
Depreciation, amortization and accretion	9,216	7,028
General and administrative expenses	2,684	2,045
Total operating costs and expenses	87,287	57,658
Operating income	4,192	3,396
Other income (expense):
Interest and other income	104	127
Amortization of deferred loan costs	(156)	(110)
Interest expense	(3,506)	(2,091)
Other income (expense), net	(3,558)	(2,074)
Income before minority interest in loss (income) of Hiland Partners, LP	634	1,322
Minority interest in loss (income) of Hiland Partners, LP	206	(574)
Net income	$840	$748

Net income per limited partners’ unit - basic	$0.04	$0.03
Net income per limited partners’ unit -diluted	$0.04	$0.03
Weighted average limited partners’ units outstanding - basic	21,603	21,600
Weighted average limited partners’ units outstanding - diluted	21,609	21,605

The accompanying notes are an integral part of these consolidated financial statements.

HILAND HOLDINGS GP, LP

Consolidated Statements of Cash Flows

For the Three Months Ended (unaudited)

	March 31,	March 31,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$840	$748
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	9,184	7,009
Accretion of asset retirement obligation	32	19
Amortization of deferred loan cost	156	110
Loss (gain) on derivative transactions	401	(69)
Unit based compensation	409	464
Increase in other assets	(91)	—
Minority interest in income (loss) of Hiland Partners, LP	(206)	574
(Increase) decrease in current assets:
Accounts receivable - trade	(5,569)	(783)
Accounts receivable - affiliates	80	93
Other current assets	(1,310)	104
Increase (decrease) in current liabilities:
Accounts payable - trade	3,665	587
Accounts payable - affiliates	2,681	130
Accrued liabilities and other	473	(45)
Net cash provided by operating activities	10,745	8,941
Cash flows from investing activities:
Additions to property and equipment	(10,403)	(16,538)
Proceeds from disposals of property and equipment	6	—
Net cash used in investing activities	(10,397)	(16,538)
Cash flows from financing activities:
Proceeds from long-term borrowings	9,000	12,100
Payments on Capital lease obligations	(107)	—
Debt issuance costs	(317)	—
Public offering costs	(7)	(142)
Proceeds from Hiland Partners, LP unit options exercise	611	969
Minority interest cash distributions to unitholders of Hiland Partners, LP	(3,134)	(2,767)
Cash distributions to unitholders	(5,513)	(4,484)

Net cash provided by financing activities	533	5,676

Increase (decrease) for the period	881	(1,921)
Beginning of period	10,602	10,569
End of period	$11,483	$8,648
Supplementary information
Cash paid for interest, net of amounts capitalized	$3,226	$2,072

The accompanying notes are an integral part of these consolidated financial statements

Hiland Holdings GP, LP

Consolidated Statement of Changes in Partners’ Equity and Comprehensive Income

For the Three Months Ended March 31, 2008 (unaudited)

		Accumulated
		Other		Total
	Common	Comprehensive		Comprehensive
	Units	(loss)	Total	Income
	(in thousands)

Balance January 1, 2008	$25,560	$(3,425)	$22,135

Periodic cash distributions	(5,513)	—	(5,513)
Unit based compensation	38	—	38
Other comprehensive income reclassified to income on closed derivative transactions	—	1,233	1,233	$1,233
Change in fair value of derivatives	—	(1,500)	(1,500)	(1,500)
Net income	840	—	840	840
Comprehensive income				$573
Balance March 31, 2008	$20,925	$(3,692)	$17,233

The accompanying notes are an integral part of this consolidated financial statement.

HILAND HOLDINGS GP, LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2008 and 2007

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

Continental Gas, Inc. operated in one segment, midstream, which involved the gathering, compressing, dehydrating, treating, and processing of natural gas and fractionating natural gas liquids, or NGLs. Continental Gas, Inc. historically has owned all of Hiland Partners’ natural gas gathering, processing, treating and fractionation assets other than the Worland,  Bakken and Woodford Shale gathering systems. Hiland Partners, LLC historically owned the Worland gathering system and compression services assets, which Hiland Partners acquired on February 15, 2005, and the Bakken gathering system. The net assets acquired by Hiland Partners on February 15, 2005 had a fair value of $48.6 million. Since its initial public offering, Hiland Partners has operated in midstream and compression services segments. On September 26, 2005, Hiland Partners acquired Hiland Partners, LLC, which at such time owned the Bakken gathering system, for $92.7 million, $35.0 million of which was used to retire outstanding Hiland Partners, LLC indebtedness. On May 1, 2006, Hiland Partners acquired the Kinta Area gathering assets from Enogex Gas Gathering, L.L.C., consisting of certain eastern Oklahoma gas gathering assets, for $96.4 million.  Hiland Partners financed this acquisition with $61.2 million of borrowings from its credit facility and $35.0 million of proceeds from the issuance to Hiland Partners GP, LLC, its general partner, of 761,714 common units and 15,545 general partner equivalent units, both at $45.03 per unit. Hiland Partners began construction of the Woodford Shale gathering system in the first quarter of 2007.  As of March 31, 2008, Hiland Partners has invested approximately $25.7 million in the gathering system.

The unaudited financial statements for the three months ended March 31, 2008 and 2007 included herein have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, which in the opinion of our management, are necessary for a fair presentation of our results for the interim periods. Such adjustments are considered to be of a normal recurring nature. Results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2008.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2007.

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

Commodity Risk Management

We engage in price risk management activities in order to minimize the risk from market fluctuation in the prices of natural gas and NGLs. To qualify as an accounting hedge, the price movements in the commodity derivatives must be highly correlated with the underlying hedged commodity. Gains and losses related to commodity derivatives that qualify as accounting hedges are recognized in income when the underlying hedged physical transaction closes and are included in the consolidated statements of operations as revenues from midstream operations. Gains and losses related to commodity derivatives that are not designated as accounting hedges or do not qualify as accounting hedges are recognized in income immediately, and are included in revenues from midstream operations in the consolidated statement of operations.

SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. However, if a derivative does qualify for hedge accounting, depending on the nature of the hedge, changes in fair value can be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings. To qualify for cash flow hedge accounting, the cash flows from the hedging instrument must be highly effective in offsetting changes in cash flows due to changes in the underlying item being hedged. In addition, all hedging relationships must be designated, documented and reassessed periodically. SFAS No. 133 also provides that normal purchases and normal sales contracts are not subject to the statement. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold by the reporting entity over a reasonable period in the normal course of business. Our fixed price physical forward natural gas sales contract in which we have contracted to sell natural gas quantities at a fixed price is designated as a normal sale. This forward sales contract expires on December 31, 2008.

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

Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which includes, but is not limited to, changes in the fair value of derivative financial instruments. Pursuant to SFAS No. 133, for derivatives qualifying as accounting hedges, the effective portion of changes in fair value are recognized in partners’ equity as accumulated other comprehensive income and reclassified to earnings when the underlying hedged physical transaction closes, to the extent of our interest in Hiland Partners. Our comprehensive income for the three months ended March 31, 2008 and 2007 is presented in the table below:

	For the Three Months Ended March 31,
	2008	2007
Net income	$840	$748
Closed derivative transactions reclassified from income	1,233	(332)
Change in fair value of derivatives	(1,500)	(832)
Comprehensive income (loss)	$573	$(416)

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

Minority Interests

The minority interest on our consolidated balance sheets as of March 31, 2008 and December 31, 2007 reflects the outside ownership interest of Hiland Partners. Minority interest in income is calculated by multiplying the minority interest owners’ proportionate ownership of limited partner units in Hiland Partners by the limited partners’ allocation of Hiland Partners’ net income. Hiland Partners’ net income is allocated to its limited partners and its general partner based on the proportionate share of the cash distributions declared for the period, with adjustments made for incentive distributions specifically allocated to its general partner. All amounts we have received from Hiland Partners’ issuance and sale of limited partner units have been recorded as increases to the minority interest balance on the consolidated balance sheet.

Contributions to Subsidiary

The Partnership directly and indirectly owns all of the equity interests in Hiland Partners GP, LLC, the general partner of Hiland Partners. Hiland Partners GP, LLC is required to make contributions to Hiland Partners each time Hiland Partners issues common units in order to maintain its 2% general partner ownership in Hiland Partners. Hiland Holdings or Hiland Partners GP, LLC was required to contribute $12 and $18 for the three months ended March 31, 2008 and 2007.

Recent Accounting Pronouncements

On March 19, 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for periods prior to its initial adoption. SFAS 161 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS 133 and generally increases the level of aggregation/disaggregation that will be required in an entity’s financial statements. We are currently reviewing this Standard to determine the effect it will have on our financial statements and disclosures therein.

On March 12, 2008, the Emerging Issues Task Force (“EITF”) reached consensus opinion on EITF Issue No. 07-4, “Application of the two-class method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships”

(“EITF No. 07-4”), which the FASB ratified at its March 26, 2008 meeting. EITF No. 07-4 requires the calculation of a Master Limited Partnership’s (“MLPs”) net earnings per limited partner unit for each period presented according to distributions declared and participation rights in undistributed earnings as if all of the earnings for that period had been distributed. In periods with undistributed earnings above specified levels, the calculation per the two-class method results in an increased allocation of such undistributed earnings to the general partner and a dilution of earnings to the limited partners. EITF No. 07-4 is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented. Early application is not permitted. We will apply the requirements of EITF No. 07-4 as it pertains to MLPs upon its adoption during the quarter ended March 31, 2009.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This statement amends and replaces SFAS No. 141, but retains the fundamental requirements in SFAS No. 141 that the purchase method of accounting be used for all business combinations and an acquirer be identified for each business combination. The statement provides for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS No. 141(R) provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The statement also determines what information to disclose to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and do not allow early adoption. We are evaluating the new requirements of SFAS No. 141(R) and the impact it will have on business combinations completed in 2009 or thereafter.

 In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent (minority interest) be clearly identified, labeled and presented in the consolidated balance sheet within equity, but separate from the parent’s equity. SFAS No. 160 requires the equity amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement and that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently and similarly as equity transactions. Consolidated net income and comprehensive income will be determined without deducting minority interest; however, earnings-per-share information will continue to be calculated on the basis of the net income attributable to the parent’s shareholders. Additionally, SFAS No. 160 establishes a single method for accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and that the parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. We do not expect this Statement will have a material impact on our financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.”  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) such as fair value hierarchy used to classify the source of information used in fair value measurements (i.e., market based or non-market based) and expands disclosure about fair value measurements based on their level in the hierarchy.  SFAS No. 157 applies to derivatives and other financial instruments, which  SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires be measured at fair value at initial recognition and for all subsequent periods. SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157’s hierarchy defines three levels of inputs that may be used to measure fair value. Level 1 refers to assets that have observable market prices, level 2 assets do not have an “observable price” but do have inputs that are based on such prices in which components have observable data points and level 3 refers to assets in which one or more of the inputs do not have observable prices and calibrated model parameters, valuation techniques or management’s assumptions are used to derive the fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We elected to implement SFAS No. 157 prospectively in the first quarter of 2008 with the one-year deferral permitted by FASB Staff Position (FSP) 157-2 for nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed on a recurring basis (at least annually). The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plants and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations and restructuring costs for which we use fair value. We do not expect any significant impact to our consolidated financial statements when we implement SFAS No. 157 for these assets and liabilities. See Note 5 “Fair Value Measurements of Financial Instruments.”

Note 2: Property and Equipment and Asset Retirement Obligations

Property and equipment consisted of the following for the periods indicated:

	As of	As of
	March 31,	December 31,
	2008	2007
Land	$298	$295
Construction in progress	6,777	12,030
Midstream pipeline, plants and compressors	369,577	356,491
Compression and water injection equipment	19,310	19,258
Other	4,189	3,958
	400,151	392,032
Less: accumulated depreciation and amortization	76,599	68,959
	$323,552	$323,073

During the three months ended March 31, 2008 and 2007, we capitalized interest of $131 and $669, respectively.

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” we have recorded the fair value of liabilities for asset retirement obligations in the periods in which they are incurred and corresponding increases in the carrying amounts of the related long-lived assets. The asset retirement costs are subsequently allocated to expense using a systematic and rational method and the liabilities are accreted to measure the change in liability due to the passage of time. The provisions of this standard primarily apply to dismantlement and site restoration of certain of our plants and pipelines. We have evaluated our asset retirement obligations as of March 31, 2008 and have determined that revisions in the carrying values are not necessary at this time. Asset retirement obligations totaling $2,159 at January 1, 2008 increased to $2,191 at March 31, 2008 as a result of accreting the obligation by $32.

Note 3:   Intangible Assets

Intangible assets consist of the acquired value of customer relationships, existing contracts to sell natural gas and other NGLs and compression contracts, which do not have significant residual value. The customer relationships and the contracts are being amortized over their estimated lives of ten years. We review intangible assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. If such a review should indicate that the carrying amount of intangible assets is not recoverable, we reduce the carrying amount of such assets to fair value based on the discounted probable cash flows of the intangible assets. No impairments of intangible assets were recorded during the three months ended March 31, 2008 or 2007. Intangible assets consisted of the following at March 31, 2008 and December 31, 2007:

	As of	As of
	March 31,	December 31,
	2008	2007
Gas sales contracts	$32,564	$32,564
Compression contracts	18,515	18,515
Customer relationships	10,492	10,492
	61,571	61,571
Less accumulated amortization	16,173	14,634
Intangible assets, net	$45,398	$46,937

During each of the three months ended March 31, 2008 and 2007 we recorded $1,539 of amortization expense. Estimated aggregate amortization expense for the remainder of 2008 is $4,618 and $6,157 for each of the four succeeding fiscal years from 2009 through 2012 and a total of $16,152 for all years thereafter.

Note 4: Derivatives

Hiland Partners has entered into certain derivative contracts that are classified as cash flow hedges in accordance with SFAS No. 133, as amended, and relate to forecasted sales in 2008 and 2009. Hiland Partners entered into these financial swap instruments to hedge forecasted natural gas and natural gas liquids (NGLs) sales or purchases against the variability in expected future cash flows attributable to changes in commodity prices. Under these contractual swap agreements with Hiland Partners’ counterparty, Hiland Partners receives a fixed price and pays a floating price or pays a fixed price and receives a floating price based on certain indices for the relevant contract period as the underlying natural gas or NGL is sold or purchased.

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

Derivatives are recorded on our consolidated balance sheet as assets or liabilities at fair value. For derivatives qualifying as hedges, the effective portion of changes in fair value are recognized in partners’ equity as accumulated other comprehensive loss and reclassified to earnings when the underlying hedged physical transaction closes. Changes in fair value of non-qualifying derivatives and the ineffective portion of qualifying derivatives are recognized in earnings as they occur. Actual amounts that will be reclassified will vary as a result of future changes in prices. Hedge ineffectiveness is recorded in income while the hedge contract is open and may increase or decrease until settlement of the contract. Realized cash gains and losses on closed/settled instruments and hedge ineffectiveness are reflected in the contract month being hedged as an adjustment to midstream revenue.

Hiland Partners did not enter into any new derivative contracts in the three months ended March 31, 2008. At December 31, 2007, Hiland Partners had entered into one financial instrument that was designated as an open trade, in which Hiland Partners received a NYMEX index price less a basis differential and paid a floating price based on certain indices for the relevant contract period as the underlying natural gas was sold. This open trade financial swap instrument was not designated as a hedge and did not qualify for hedge accounting. On January 8, 2008, Hiland Partners negotiated a fixed price on the open trade and the financial swap instrument now qualifies for hedge accounting. During the three months ended March 31, 2008, we reclassified net losses of $1,233 on closed/settled hedge transactions to midstream revenues out of accumulated other comprehensive income and also recorded $1,500 out of accumulated other comprehensive income for the increase in fair value of open derivatives. Included in minority interest on the balance sheet is $2,498 of the changes in the net fair value of derivatives during the three months ended March 31, 2008 attributable to minority interest. During the three months ended March 31, 2008, we recorded losses of $401 on the ineffective portions of our qualifying open derivative transactions. At March 31, 2008, our accumulated other comprehensive loss related to qualifying derivatives was $(3,692). Of this amount, we anticipate $4,046 will be reclassified from earnings during the next twelve months and $354 will be reclassified to earnings in subsequent periods.

During the three months ended March 31, 2007 we reclassified net gains of $332 on closed/settled hedge transactions to midstream revenues out of accumulated other comprehensive loss and also recorded $832 out of accumulated other comprehensive loss for the decrease in fair value of open derivatives. Included in minority interest on the balance sheet is $800 of the changes in the net fair value of derivatives during the three months ended March 31, 2007 attributable to minority interest. During the three months ended March 31, 2007, Hiland Partners recorded a gain of $83, on the non-qualifying open trade financial instrument and losses of $14 on the ineffective portions of qualifying open derivative transactions.

The fair value of derivative assets and liabilities are as follows for the indicated periods:

	As of	As of
	March 31,	December 31,
	2008	2007
Fair value of derivative assets - current	$1,050	$2,718
Fair value of derivative assets - long term	594	418
Fair value of derivative liabilities - current	(7,748)	(8,238)
Fair value of derivative liabilities - long term	—	(141)
Net fair value of derivatives	$(6,104)	$(5,243)

The terms of Hiland Partners’ derivative contracts currently extend out as far as December 2009. Our counterparty to all of our derivative contracts is BP Energy Company. Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at March 31, 2008.

		Average	Fair Value
		Fixed/Open	Asset
	Volume	Price	(Liability)
Description and Production Period	(MMBtu)	(per MMBtu)
Natural Gas - Sold Fixed for Floating Price Swaps
April 2008 - March 2009	2,019,000	$7.70	$(2,026)
April 2009 - December 2009	1,602,000	$7.30	594
			$(1,432)

	(MMBtu)	(per MMBtu)
Natural Gas - Buy Fixed for Floating Price Swaps
April 2008 - December 2008	540,864	$6.93	$1,050

	(Bbls)	(per Gallon)
Natural Gas Liquids - Sold Fixed for Floating Price Swaps
April 2008 - December 2008	331,326	$1.31	$(5,722)

Note 5:   Fair Value Measurements of Financial Instruments

We adopted SFAS No. 157 “Fair Value Measurements” beginning in the first quarter of 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) such as fair value hierarchy used to classify the source of information used in fair value measurements (i.e., market based or non-market based) and expands disclosure about fair value measurements based on their level in the hierarchy.  SFAS No. 157 applies to derivatives and other financial instruments, which  SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires be measured at fair value at initial recognition and for all subsequent periods. SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157’s hierarchy defines three levels of inputs that may be used to measure fair value. Level 1 refers to assets that have observable market prices, level 2 assets do not have an “observable price” but do have inputs that are based on such prices in which components have observable data points and level 3 refers to assets in which one or more of the inputs do not have observable prices and calibrated model parameters, valuation techniques or management’s assumptions are used to derive the fair value.

We use the fair value methodology outlined in SFAS No. 157 to value assets and liabilities for our outstanding fixed price cash flow swap derivative contracts. Valuations of our natural gas and propane derivative contracts are based on published forward price curves for natural gas and propane and, as such, are defined as Level 2 fair value hierarchy assets and liabilities. There are no published forward price curves for butanes or natural gasoline, and therefore, our butanes and natural gasoline derivative contracts are defined as Level 3 fair value hierarchy assets and liabilities. We value our butanes and natural gasoline derivative contracts based on calibrated model parameters relative to forward published price curves for crude oil and comparative mark-to-market values received from our counterparty.  The following table represents the fair value hierarchy for our assets and liabilities at March 31, 2008:

	Level 1	Level 2	Level 3	Total
Commodity -based derivative assets	$—	$1,644	$—	$1,644
Commodity -based derivative liabilities	—	(4,312)	(3,436)	(7,748)
Total	$—	$(2,668)	$(3,436)	$(6,104)

The following table provides a summary of changes in the fair value of Hiland Partners’Level 3 commodity-based derivatives for the three months ended March 31, 2008:

Fixed Price
Cash Flow
Swaps
Balance January 1, 2008	$(4,489)
Cash settlements from other comprehensive income (loss)	1,418
Net change in other comprehensive income	(365)
Balance March 31, 2008	$(3,436)

Note 6: Long-Term Debt

	As of	As of
	March 31,	December 31,
	2008	2007
Hiland Partners-Revolving Credit Facility	$230,064	$221,064
Hiland Holdings-Revolving Credit Facility	355	355
Capital lease obligation	5,478	5,585
	235,897	227,004
Less current portion of capital lease obligations	590	545
Long-term debt	$235,307	$226,459

Hiland Partners

On February 6, 2008, Hiland Partners entered into a fourth amendment to its credit facility dated as of February 15, 2005. Pursuant to the fourth amendment, Hiland Partners has, among other things, increased its borrowing base from $250 million to $300 million and decreased the accordion feature in the facility from $100 million to $50 million.  Hiland Partners’ original credit facility dated May 2005 was first amended in September 2005, amended a second time in June 2006 and amended a third time in July 2007.

The fourth amendment increases Hiland Partners’ borrowing capacity under its senior secured revolving credit facility to $300 million such that the facility now consists of a $291 million senior secured revolving credit facility to be used for funding acquisitions and other capital expenditures, issuance of letters of credit and general corporate purposes (the “Acquisition Facility”) and a $9.0 million senior secured revolving credit facility to be used for working capital and to fund distributions (the “Working Capital Facility”).

In addition, the credit facility provides for an accordion feature, which permits Hiland Partners, if certain conditions are met, to increase the size of the Acquisition Facility by up to $50 million and allows for the issuance of letters of credit of up to $15 million in the aggregate. The senior secured revolving credit facility also requires HIiland Partners to meet certain financial tests, including a maximum consolidated funded debt to EBITDA ratio of 4.0:1.0 as of the last day of any fiscal quarter; provided that in the event that Hiland Partners makes certain permitted acquisitions or capital expenditures, this ratio may be increased to 4.75:1.0 for the three fiscal quarters following the quarter in which such acquisition or capital expenditure occurs; and a minimum interest coverage ratio of 3.0:1.0.  The credit facility will mature in May 2011. At that time, the agreement will terminate and all outstanding amounts thereunder will be due and payable.

Hiland Partners’ obligations under the credit facility are secured by substantially all of its assets and guaranteed by Hiland Partners, and all of its subsidiaries, other than Hiland Operating, LLC its operating company, which is the borrower under the credit facility.

Indebtedness under the credit facility will bear interest, at Hiland Partners’ option, at either (i) an Alternate Base Rate plus an applicable margin ranging from 50 to 125 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 150 to 225 basis points per annum based on our ratio of consolidated funded debt to EBITDA. The Alternate Base Rate is a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the Federal Funds effective rate in effect on such day plus ½ of 1%. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 1.0%. An unused commitment fee ranging from 25 to 50 basis points per annum based on our ratio of consolidated funded debt to EBITDA will be payable on the unused portion of the credit facility. During any step-up period, the applicable margin with respect to loans under the credit facility will be increased by 35 basis points per annum and the unused commitment fee will be increased by 12.5 basis points per annum. At March 31, 2008, the interest rate on outstanding borrowings from Hiland Partners’ credit facility was 5.32%.

The credit facility prohibits Hiland Partners from making distributions to unitholders if any default or event of default, as defined in the credit facility, has occurred and is continuing or would result from the distribution. In addition, the credit facility contains various covenants that limit, among other things, subject to certain exceptions and negotiated “baskets,” Hiland Partners’ ability to incur indebtedness, grant liens, make certain loans, acquisitions and investments, make any material changes to the nature of its business, amend its material agreements, including its Omnibus Agreement, or enter into a merger, consolidation or sale of assets.

The credit facility defines EBITDA as Hiland Partners’ consolidated net income, plus income tax expense, interest expense, depreciation, amortization and accretion expense, amortization of intangibles and organizational costs, non-cash unit based compensation expense, and adjustments for non-cash gains and losses on specified derivative transactions and for other extraordinary items.

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

As of March 31, 2008, Hiland Partners had $230.1 million outstanding under this credit facility and was in compliance with its financial covenants.

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

Indebtedness under the facility bears interest, at our option, at either (i) an alternate base rate plus an applicable margin ranging from 100 to 150 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 200 to 250 basis points per annum in each case based on our ratio of consolidated funded debt to EBITDA. The alternate base rate is equal to the greatest of (a) the prime rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the federal funds effective rate in effect on such day plus  1/2  of 1%. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the facility at a percentage per annum equal to 2.0%. A commitment fee ranging from 25 to 50 basis points per annum based on our ratio of consolidated funded debt to EBITDA will be payable on the average daily unused portion of the facility for the quarter most recently ended. At March 31, 2008, the interest rate on outstanding borrowings from our credit facility was 5.06%.

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

As of March 31, 2008, we had $0.4 million outstanding under this credit facility and were in compliance with our financial covenants.

Capital Lease Obligations

During the third quarter of 2007, Hiland Partners incurred two separate capital lease obligations at the Bakken and Badlands gathering systems. Under the terms of a capital lease agreement for a rail loading facility and an associated products pipeline at the Bakken gathering system, Hiland Partners has agreed to repay a business partner a predetermined amount over a period of eight years. Once fully paid, title to the leased assets will transfer to Hiland Partners no later than the end of the eight-year period commencing from the inception date of the lease. Hiland Partners also incurred a capital lease obligation for the aid to construct several electric substations at Hiland Partners’ Badlands gathering system which, by agreement, will be repaid in equal monthly installments over a period of five years.

During the three months ended March 31, 2008, Hiland Partners made principal payments of $107 on the above described capital lease obligations.  The current portion of the capital lease obligations presented in the table above is included in accrued liabilities and other in the balance sheet.

Note 7:  Share-Based Compensation

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

The board of directors of our general partner and the compensation committee of the board may terminate or amend the long-term incentive plan at any time with respect to any units for which a grant has not yet been made. Our board of directors and the compensation committee of the board also have the right to alter or amend the long-term incentive plan or any part of the plan from time to time, including increasing the number of units that may be granted subject to unitholder approval as may be required by applicable law or stock exchange rules. However, no change in any outstanding grant may be made that would materially reduce the benefits of the participant without the consent of the participant. Restricted common units granted vest and become exercisable in one-fourth increments on the anniversary of the grant date over four years. A restricted unit is a common unit that is subject to forfeiture, and upon vesting, the grantee receives a common unit that is not subject to forfeiture. Distributions on unvested restricted common units are held in trust by our general partner until the units vest, at which time the distributions are distributed to the grantee.

As provided for in the long-term incentive plan, each non-employee board member of Hiland Partners GP Holdings, LLC on each anniversary date of the initial reward is entitled to receive an additional 1,000 restricted common units. We issued no restricted units during the three months ended March 31, 2008. As of March 31, 2008 and December 31, 2007, we had 15,000 restricted common units outstanding with a weighted average fair value at grant date of $23.30 per restricted unit. Compensation expense related to the 12,000 restricted units issued is to be recognized over their respective four-year vesting period on the graded vesting attribution method. We recorded compensation expense related to the restricted units of $35 and $32 for the three months ended March 31, 2008 and 2007, respectively, and will record additional compensation expense of $206 over the next four years.

Hiland Partners, LP Long Term Incentive Plan

Hiland Partners GP, LLC, the general partner of Hiland Partners adopted the Hiland Partners, LP Long-Term Incentive Plan for its employees and directors of its general partner and employees of its affiliates. The long-term incentive plan currently permits an aggregate of 680,000 of Hiland Partners common units to be issued with respect to unit options, restricted units and phantom units granted under the plan. No more than 225,000 of the 680,000 common units may be issued with respect to vested restricted or phantom units. The plan is administered by the compensation committee of Hiland Partners GP, LLC’s board of directors. The plan will continue in effect until the earliest of (i) the date determined by the board of directors of the general partner; (ii) the date that common units are no longer available for payment of awards under the plan; or (iii) the tenth anniversary of the plan.

Hiland Partners GP, LLC’s board of directors or compensation committee may, in their discretion, terminate, suspend or discontinue the long-term incentive plan at any time with respect to any units for which a grant has not yet been made. Hiland Partners GP, LLC’s board of directors or its compensation committee also has the right to alter or amend the long-term incentive plan or any part of the plan from time to time, including increasing the number of units that may be granted, subject to unitholder approval if required by the exchange upon which the common units are listed at that time. No change in any outstanding grant may be made, however, that would materially impair the rights of the participant without the consent of the participant. Under the unit option grant agreement, granted options of common units will vest and become exercisable in one-third increments on the anniversary of the grant date over three years. Vested options are exercisable within the option’s contractual life of ten years after the grant date. Restricted common units granted vest and become exercisable in one-fourth increments on the anniversary of the grant date over four years. A restricted unit is a common unit that is subject to forfeiture, and upon vesting, the grantee receives a common unit that is not subject to forfeiture. Distributions on unvested restricted common units are held in trust by Hiland Partners’ general partner until the units vest, at which time the distributions are distributed to the grantee. Granted phantom common units are generally more flexible than restricted units and vesting periods and distribution rights may vary with each grant. A phantom unit is a common unit that is subject to forfeiture and is not considered issued until it vests. Upon vesting, holders of phantom units will receive (i) a common unit that is not subject to forfeiture, cash in lieu of the delivery of such unit equal to the fair market value of the unit on the vesting date, or a combination thereof, at the discretion of our general partner’s board of directors and (ii) the distributions held in trust, if applicable, related to the vested units.

Phantom Units.   On February 4, 2008, Hiland Partners granted 7,500 phantom units to Mr. Matthew S. Harrison, ours and Hiland Partners’ new Chief Financial Officer (“CFO”), formerly Vice President of Business Development. The phantom units granted vest over a three-year period from the date of issuance and distributions are held in trust by Hiland Partners’

general partner until the units vest.  On February 25, 2008, Hiland Partners granted 2,500 phantom units to a key employee that vest over a four-year period from the date of issuance and do not accumulate distributions. On March 19, 2008, Mr. Ken Maples, ours and Hiland Partners’ former CFO, resigned and the 5,000 phantom units Hiland Partners granted to him in November 2007 were forfeited. Hiland Partners granted no phantom units during the three months ended March 31, 2007.

The following table summarizes information about Hiland Partners’ phantom units for the three months ended March 31, 2008:

		Weighted
		Average
		Fair Value
		At Grant
	Units	Date ($)
Unvested January 1, 2008	42,825	$50.12
Granted	10,000	$49.36
Forfeited	(5,000)	$48.80
Unvested March 31, 2008	47,825	$50.10

During the three months ended March 31, 2008, Hiland Partners incurred compensation expense of $279 related to phantom units. Hiland Partners will recognize additional expense of $1,881 over the next four years, and the additional expense is to be recognized over a weighted average period of 3.4 years.

Restricted Units.   Hiland Partners issued no restricted units during the three months ended March 31, 2008.  As of March 31, 2008 and December 31, 2007, Hiland Partners had 19,375 restricted common units outstanding with a weighted average fair value at grant date of $46.57 per restricted unit outstanding. Total compensation expense related to restricted units was $84 and $120 for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, there was $475 of total unrecognized cost related to unvested restricted units. This cost is to be recognized over a weighted average period of 2.5 years.

Unit Options.   There have been no unit options granted since March 2006. As a result of adopting SFAS No. 123R on the modified prospective basis beginning on January 1, 2006, during the three months ended March 31, 2008 and 2007, Hiland Partners expensed $8 and $58, respectively, related to unit options that were awarded in both 2006 and 2005. Hiland Partners’ basic and diluted earnings per unit were reduced by $0.01 for the three months ended March 31, 2007 as a result of the $87 additional compensation recognized under SFAS No. 123R.

The following table summarizes information about Hiland Partners’ common unit options for the three months ended March 31, 2008:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Units	Price ($)	Term (Years)	Value ($)
Outstanding at January 1, 2008	75,041	$28.24
Granted	—
Exercised	(22,039)	$27.71		$462
Forfeited or expired	(500)	$43.00
Outstanding at March 31, 2008	52,502	$32.43	7.4	$686
Exercisable at March 31, 2008	35,834	$23.87	7.2	$775

Note 8: Commitments and Contingencies

Hiland Partners has executed a natural gas fixed price physical forward sales contract on 100,000 MMBtu per month for the remainder of 2008 with a fixed price of $8.43 per MMBtu.  This contract has been designated as a normal sale under SFAS No. 133 and is therefore not marked to market as a derivative.

We maintain a defined contribution retirement plan for our employees under which we make discretionary contributions to the plan based on a percentage of eligible employees’ compensation. Contributions to the plan are 5.0% of eligible employees’ compensation and resulted in expenses for the three months ended March 31, 2008 and 2007 of $75 and $63, respectively.

We maintain our health and workers’ compensation insurance through third-party providers. Property and general liability insurance is also maintained through third-party providers with a $100 deductible on each policy.

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

We and Hiland Partners lease office space from a related entity (Note 10). We lease certain facilities, vehicles and equipment under operating leases, most of which contain annual renewal options. For the three months ended March 31, 2008 and 2007, rent expense was $616 and $514, respectively, under these leases.

Note 9: Significant Customers and Suppliers

All of Hiland Partners’ revenues are domestic revenues. The following table presents Hiland Partners’ top midstream customers as a percent of total revenue for the periods indicated:

	For the Three Months Ended March 31,
	2008	2007
Customer 1	21%	29%
Customer 2	19%	14%
Customer 3	15%	16%
Customer 4	10%	6%

All of Hiland Partners’ purchases are from domestic sources. The following table presents Hiland Partners’ top midstream suppliers as a percent of total midstream purchases for the periods indicated:

	For the Three Months Ended March 31,
	2008	2007
Supplier 1 (affiliated company)	38%	27%
Supplier 2	19%	26%
Supplier 3	15%	15%

Note 10: Related Party Transactions

Hiland Partners purchases natural gas and NGLs from affiliated companies. Purchases of product from affiliates totaled $26,167 and $11,734 for the three months ended March 31, 2008 and 2007, respectively. Hiland Partners also sells natural gas and NGLs to affiliated companies. Sales of product to affiliates totaled $1,021 and $989 for the three months ended March 31, 2008 and 2007, respectively. Compression revenues from affiliates were $1,205 for each of the three months ended March 31, 2008 and 2007.

Accounts receivable-affiliates of $1,098 at March 31, 2008 include $1,005 from one affiliate for midstream sales. Accounts receivable-affiliates of $1,178 at December 31, 2007, includes $1,090 from one affiliate for midstream sales.

Accounts payable-affiliates of $10,638 at March 31, 2008 include $10,145 due to one affiliate for midstream purchases. Accounts payable-affiliates of $7,957 at December 31, 2007 include $7,094 payable to the same affiliate for midstream purchases

We utilize affiliated companies to provide services to our plants and pipelines and certain administrative services. The total expenditures to these companies was $152 and $94 during the three months ended March 31, 2008 and 2007, respectively.

We and Hiland Partners lease office space under operating leases directly or indirectly from an affiliate. Rent expense associated with these leases totaled $38 and $32 for the three months ended March 31, 2008 and 2007, respectively.

Note 11: Reportable Segments

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

These business segments reflect the way Hiland Partners manages its operations. Hiland Partners’ operations are conducted in the United States. General and administrative costs, which consist of executive management, accounting and finance, operations and engineering, marketing and business development, are allocated to the individual segments based on revenues.

Midstream assets totaled $398,710 at March 31, 2008. Assets attributable to compression operations totaled $26,961. All but $14 of the total capital expenditures of $8,130 for the three months ended March 31, 2008 was attributable to midstream operations. All but $15 of the total capital expenditures of $16,538 for the three months ended March 31, 2007 was attributable to midstream operations.

The tables below present information for the reportable segments for the three months ended March 31, 2008 and 2007.

	For the Three Months Ended March 31,
	2008			2007
	Midstream	Compression		Midstream	Compression
	Segment	Segment	Total	Segment	Segment	Total

Revenues	$90,274	$1,205	$91,479	$59,849	$1,205	$61,054
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	68,618	—	68,618	43,615	—	43,615
Operations and maintenance	6,541	228	6,769	4,802	168	4,970
Depreciation and amortization	8,321	895	9,216	6,135	893	7,028
General and administrative expenses	2,654	30	2,684	2,005	40	2,045
Total operating costs and expenses	86,134	1,153	87,287	56,557	1,101	57,658
Operating income (loss)	$4,140	$52	4,192	$3,292	$104	3,396
Other income (expense):
Interest and other income			104			127
Amortization of deferred loan costs			(156)			(110)
Interest expense			(3,506)			(2,091)
Minority interest in loss (income) of Hiland Partners, LP			206			(574)
Net income			$840			$748

Note 12: Net Income per Limited Partners’ Unit

The computation of basic net income per limited partners’ unit is based on the weighted-average number of common units outstanding during the period. The computation of diluted earnings per unit further assumes the dilutive effect of restricted units. Net income per unit applicable to limited partners is computed by dividing net income applicable to limited partners by the weighted-average number of limited partnership units outstanding. The following is a reconciliation of the limited partner units used in the calculations of income per limited partner unit—basic and income per limited partner unit—diluted assuming dilution for the three months ended March 31, 2008 and 2007:

	Income
	Available to
	Limited	Limited
	Partners	Partner Units	Per Unit
	(Numerator)	(Denominator)	Amount
	(in thousands)
For the Three Months Ended March 31, 2008
Income per limited partner unit -basic:
Income available to limited partners	$840		$0.04
Weighted average limited partner units outstanding		21,603
Income per limited partner unit – diluted:
Restricted units		6
Income available to limited partners plus assumed conversions	$840	21,609	$0.04

For the Three Months Ended March 31, 2007
Income per limited partner unit -basic:
Income available to limited partners	$748		$0.03
Weighted average limited partner units outstanding		21,600
Income per limited partner unit – diluted:
Restricted units		5
Income available to limited partners plus assumed conversions	$748	21,605	$0.03

Note 13: Partners’ Equity and Cash Distributions

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

Our Partnership Agreement requires that we distribute all of our cash on hand at the end of each quarter, less reserves established at our general partner’s discretion. We refer to this as “available cash.” Initially our only cash-generating assets are our interests in Hiland Partners from which we receive quarterly distributions. The amount of available cash may be greater than or less than the minimum quarterly distributions.

All distributions paid by Hiland Holdings to common unitholders from January 1, 2007 forward, including amounts paid to affiliate owners, were as follows (in thousands, except per unit amounts):

Date Cash	Per Unit Cash
Distribution	Distribution	Total Cash
Paid	Amount	Distribution

02/19/07	$0.2075	$4,484
05/18/07	0.2075	4,484
08/17/07	0.2200	4,755
11/19/07	0.2300	4,972
02/19/08	0.2550	5,513
05/19/08 (a)	0.2800	6,053
	$1.4000	$30,261

(a)          This cash distribution was announced on April 25, 2008 and will be paid on May 19, 2008 to all unitholders of record as of May 5, 2008.

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

The distributions on the subordinated units may be reduced or eliminated if necessary to ensure the common units receive their minimum quarterly distribution. Subordinated units will not accrue arrearages. The subordination period will end with respect to certain portions of the subordinated units once Hiland Partners meets certain financial tests, but will not end with respect to all subordinated units before March 31, 2010. These financial tests require Hiland Partners to have earned and paid the minimum quarterly distribution on all of its outstanding units for three consecutive four-quarter periods. When the subordination period ends, all remaining subordinated units will convert into common units on a one-for-one basis and the common units will no longer be entitled to arrearages. Hiland Partners expects that certain financial tests will have been met when Hiland Partners makes its distribution for the quarter ended March 31, 2008 on May 14, 2008, such that 25% of the subordinated units will be converted to common units on the second day following distribution. As of March 31, 2008 we own 4,080,000 subordinated units, which is all of Hiland Partners’ subordinated units.

Presented below are cash distributions to Hiland Partners common and subordinated unitholders, including amounts to affiliate owners and regular and incentive distributions to Hiland Partners GP, LLC paid by Hiland Partners from January 1, 2007 forward (in thousands, except per unit amounts):

Date Cash	Per Unit Cash
Distribution	Distribution	Common	Subordinated	General Partner		Total Cash
Paid	Amount	Units	Units	Regular	Incentive	Distributions
02/14/07	$0.7125	$3,694	$2,907	$150	$749	$7,500
05/15/07	0.7125	3,724	2,907	151	752	7,534
08/14/07	0.7325	3,837	2,989	158	932	7,916
11/14/07	0.7550	3,959	3,080	167	1,134	8,340
02/14/08	0.7950	4,169	3,243	182	1,492	9,086
05/14/08 (a)	0.8275	4,364	3,376	194	1,789	9,723
	$4.5350	$23,747	$18,502	$1,002	$6,848	$50,099

(a)          This cash distribution was announced on April 25, 2008 and will be paid on May 14, 2008 to all unitholders of record as of May 5, 2008.

Presented below are cash distributions by Hiland Partners to us and Hiland Partners GP, LLC from January 1, 2007 forward (in thousands, except per unit amounts):

Date Cash	Per Unit Cash
Distribution	Distribution	Common	Subordinated	General Partner		Total Cash
Paid	Amount	Units	Units	Regular	Incentive	Distributions
02/14/07	$0.7125	$927	$2,907	$150	$749	$4,733
05/15/07	0.7125	927	2,907	151	752	4,737
08/14/07	0.7325	953	2,989	158	932	5,032
11/14/07	0.7550	983	3,080	167	1,134	5,364
02/14/08	0.7950	1,035	3,243	182	1,492	5,952
05/14/08 (a)	0.8275	1,077	3,376	194	1,789	6,436
	$4.5350	$5,902	$18,502	$1,002	$6,848	$32,254

(a)          This cash distribution was announced on April 25, 2008 and will be paid on May 14, 2008 to all unitholders of record as of May 5, 2008.

Cautionary Statement About Forward-Looking Statements

This quarterly report on Form 10-Q includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding our plans, goals, beliefs or current expectations. Statements using words such as “anticipate,” “believe,” “intend,” “project,” “plan,” “continue,” “estimate,” “forecast,” “may,” “will” or similar expressions help identify forward-looking statements. Although we believe such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that every objective will be reached.

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

•         100% of the incentive distribution rights in Hiland Partners; and

•         1,301,471 common units and 4,080,000 subordinated units of Hiland Partners, representing a 57.6% limited partner interest in Hiland Partners.

Hiland Partners is required by its partnership agreement to distribute all of its cash on hand at the end of each quarter, after establishing reserves to provide for the proper conduct of its business or to provide funds for future distributions. Hiland Partners announced its quarterly distribution to $0.8275 per unit for the quarter ended March 31, 2008. This distribution will be paid on May 14, 2008 to unitholders of record on May 5, 2008.

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

Cash Distributions.   The following table sets forth the distributions that we have received from Hiland Partners during the periods indicated.

	Three Months Ended March 31,
	2008	2007
Distributions on Hiland Partners’ common units	$1,035	$927
Distributions on Hiland Partners’ subordinated units	3,243	2,907
Distributions from ownership interest in Hiland Partners’ general partner	182	150
Distributions from Hiland Partners’ incentive distribution rights	1,492	749
Total	$5,952	$4,733

Because we own Hiland Partners GP, LLC the distributions to us include the distributions made to Hiland Partners GP, LLC.

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

Hiland Partners manages its business and analyzes and reports its results of operations on a segment basis. Hiland Partners’ operations are divided into two business segments:

•    Midstream Segment, which is engaged in gathering and processing of natural gas primarily in the Mid-Continent and Rocky Mountain regions. Within this segment, Hiland Partners also provides certain related services for compression, dehydrating, and treating of natural gas and the fractionation of NGLs. The midstream segment generated 94.7% of total segment margin for the three months ended March 31, 2008 and 93.1% of total segment margin for the three months ended March 31, 2007.

•    Compression Segment, which is engaged in providing air compression and water injection services for oil and gas secondary recovery operations that are ongoing in North Dakota. The compression segment generated 5.3% of total segment margin for the three months ended March 31, 2008 and 6.9% of total segment margin for the three months ended March 31, 2007.

Hiland Partners’ midstream assets currently consist of 14 natural gas gathering systems with approximately 2,030 miles of gas gathering pipelines, five natural gas processing plants, seven natural gas treating facilities and three NGL fractionation facilities.  Hiland Partners’ compression assets consist of two air compression facilities and a water injection plant.

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

Recent Events

Distribution Increase.   On April 25, 2008, we declared a cash distribution for the first quarter of 2008. This declared quarterly distribution on our common units increased to $0.28 per unit (an annualized rate of $1.12 per unit) from our most recent distribution of $0.255 per unit (an annualized rate of $1.02 per unit). This represents a 9.8% increase over the prior quarter and a 34.9% increase over the distribution for the same quarter of the prior year. The distribution will be paid on May 19, 2008 to unitholders of record on May 4, 2008.

Officer Selection.  On April 16, 2008, we appointed Mr. Matthew S. Harrison to the positions of Chief Financial Officer, Vice President - Finance, Secretary and director of our general partner. Mr. Harrison had been serving as Interim CFO since April 4, 2008 subsequent to the resignation of our former CFO, Ken Maples, on March 19, 2008.  Mr. Harrison first joined Hiland Partners’ executive management team on February 4, 2008 when he was appointed to the position of Vice President of Business Development of Hiland Partners’ general partner.

Badlands Gathering System.  The nitrogen rejection plant at Hiland Partners’ Badlands gathering system in North Dakota was inoperable for 29 days from February 5, 2008 to March 5, 2008. The plant was taken out of service when it was discovered that a primary piece of equipment had failed.

Hiland Partners’ Credit Facility Amendment.   On February 6, 2008,  Hiland Partners completed a fourth amendment to its existing credit agreement to increase its borrowing base by $50 million from $250 million to $300 million. For a more complete discussion of Hiland Partners’ credit facility, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility.”

Historical Results of Operations

Our historical results of operations for the periods presented may not be comparable, either from period to period or going forward due to (i) increased volumes and associated operationg expenses and Hiland Partners’ Badlands gathering system as a result of the construction of Hiland Partners’ nitrogen rejection plant, which became operational in August 2007 and (ii) volumes and operating expenses at Hiland Partners’ Woodford Shale gathering system, which commenced production in April 2007.

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

Set forth in the tables below are certain financial and operating data for the periods indicated.

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Total Segment Margin Data:
Midstream revenues	$90,274	$59,849
Midstream purchases	68,618	43,615
Midstream segment margin	21,656	16,234
Compression revenues (1)	1,205	1,205
Total segment margin (2)	$22,861	$17,439

Summary of Operations Data:
Midstream revenues	$90,274	$59,849
Compression revenues	1,205	1,205
Total revenues	91,479	61,054

Midstream purchases (exclusive of items shown separately below)	68,618	43,615
Operations and maintenance	6,769	4,970
Depreciation, amortization and accretion	9,216	7,028
General and administrative	2,684	2,045
Total operating costs and expenses	87,287	57,658
Operating income	4,192	3,396
Other income (expense), net	(3,558)	(2,074)
Income before minority interest in loss (income) of Hiland Partners, LP	634	1,322
Minority interest in loss (income) of Hiland Partners, LP	206	(574)
Net income	$840	$748

Hiland Partners Operating Data:
Inlet natural gas (MCF/d)	227,431	200,088
Natural gas sales (MMBTU/d)	85,773	74,521
NGL sales (Bbls/d)	5,275	3,986

(1) Compression revenues and compression segment margin are the same. There are no compression purchases associated with the compression segment.

(2) Reconciliation of total segment margin to operating income:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Reconciliation of Total Segment Margin to Operating Income
Operating income	$4,192	$3,396
Add:
Operations and maintenance expenses	6,769	4,970
Depreciation, amortization and accretion	9,216	7,028
General and administrative expenses	2,684	2,045
Total segment margin	$22,861	$17,439

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

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007

Revenues.  Total revenues (midstream and compression) were $91.5 million for the three months ended March 31, 2008 compared to $61.1 million for the three months ended March 31, 2007, an increase of $30.4 million, or 49.8%.  This $30.4 million increase was due to (i) increased natural gas sales volumes of 11,252 MMBtu/day (MMBtu per day) primarily related to our Woodford Shale gathering system which commenced production in April 2007, (ii) increased NGL sales volumes of 1,286 Bbls/day (Bbls per day) largely attributable to our Badlands and Woodford Shale gathering systems and (iii) significantly higher average realized natural gas and NGL sales prices for the three months ended March 31, 2008 as compared to the same period in 2007, resulting in increased revenue at our Bakken, Eagle Chief and Matli gathering systems.  Revenues from compression assets were the same for both periods.

Midstream revenues were $90.3 million for the three months ended March 31, 2008 compared to $59.8 million for the three months ended March 31, 2007, a net increase of $30.4 million, or 50.8%. Of this net increase in midstream revenues, approximately $11.5 million was attributable to revenues from natural gas and NGL sales volumes at the Woodford Shale gathering system and increased natural gas and NGL sales volumes at the Bakken and Badlands gathering systems, and $18.9 million was attributable to significantly higher average realized natural gas and NGL sales prices for the three months ended

March 31, 2008 as compared to the same period in 2007, resulting in increased revenues for nearly all of our gathering systems.

Inlet natural gas was 227,431 Mcf/d (Mcf per day) for the three months ended March 31, 2008 compared to 200,088 Mcf/d for the three months ended March 31, 2007, a net increase of 27,343 Mcf/d, or 13.7%.  This increase is primarily attributable to volume growth at the Woodford Shale and Badlands gathering systems.

Natural gas sales volumes were 85,773 MMBtu/d for the three months ended March 31, 2008 compared to 74,521 MMBtu/d for the three months ended March 31, 2007, an increase of 11,252 MMBtu/d, or 15.1%.  The 11,252 MMBtu/d increase was almost entirely attributable to the natural gas sales volumes at the Woodford Shale gathering system. NGL sales volumes were 5,272 Bbls/d for the three months ended March 31, 2008 compared to 3,986 Bbls/d for the three months ended March 31, 2007, an increase of 1,286 Bbls/d, or 32.3%.  This increase is primarily attributable to volume growth at the Woodford Shale and Badlands gathering systems.

Average realized natural gas sales prices were $7.33 per MMBtu for the three months ended March 31, 2008 compared to $6.19 per MMBtu for the three months ended March 31, 2007, an increase of $1.14 per MMBtu, or 18.4%.  In addition, average realized NGL sales prices were $1.40 per gallon for the three months ended March 31, 2008 compared to $0.94 per gallon for the three months ended March 31, 2007, an increase of $0.46 per gallon or 48.9%.  The increase in average realized natural gas and NGL sales prices was primarily a result of higher index prices for natural gas and posted prices for NGLs during the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Cash received from Hiland Partners’ counterparty on cash flow swap contracts for natural gas derivative transactions that closed during the three months ended March 31, 2008 totaled $0.2 million.  This gain increased average realized natural gas sales prices to $7.33 per MMBtu from $7.31 per MMBtu, an increase of $0.02 per MMBtu.  Cash paid to Hiland Partners’ counterparty on cash flow swap contracts for NGL derivative transactions that closed during the three months ended March 31, 2008 totaled $2.2 million.   This loss decreased average realized NGL sales prices to $1.40 per gallon from $1.51 per gallon, a decrease of $0.11 per gallon.  Cash received from Hiland Partners’ counterparty on cash flow swap contracts for natural gas derivative transactions that closed during the three months ended March 31, 2007 totaled $0.6 million.  This gain increased average realized natural gas sales prices to $6.19 per MMBtu from $6.10 per MMBtu, an increase of $0.09 per MMBtu, or 1.5%.  Cash paid to Hiland Partners’ counterparty on cash flow swap contracts for NGL derivative transactions that closed during the three months ended March 31, 2007 were insignificant.

Compression revenues were $1.2 million for the each of the three months ended March 31, 2008 and 2007.

Midstream Purchases.  Midstream purchases were $68.6 million for the three months ended March 31, 2008 compared to $43.6 million for the three months ended March 31, 2007, an increase of $25.0 million, or 57.3%.  The $25.0 million increase primarily consists of $11.7 million attributable to purchased gas from the Woodford Shale gathering system and $11.4 million attributable to increased purchased gas volumes at the Bakken, Eagle Chief and Matli gathering systems. The remaining $1.9 million increase in midstream purchases was primarily attributable to increased payments to producers due to higher natural gas and NGL purchase prices, which generally are closely related to fluctuations in natural gas and NGL sales prices.

Midstream Segment Margin .  Midstream segment margin was $21.7 million for the three months ended March 31, 2008 compared to $16.2 million for the three months ended March 31, 2007, an increase of $5.5 million, or 33.4%.  The increase is primarily due to favorable gross processing spreads, significantly higher average realized natural gas and NGL prices and the volume growth at the Woodford Shale and appreciably expanded Badlands gathering systems which commenced production in April 2007 and August 2007, respectively.  The increase in midstream segment margin was offset by approximately $2.3 million of forgone margin as a result of the nitrogen rejection plant being taken out of service due to equipment failure during the three months ended March 31, 2008.

Operations and Maintenance.  Operations and maintenance expense totaled $6.8 million for the three months ended March 31, 2008 compared with $5.0 million for the three months ended March 31, 2007, an increase of $1.8 million, or 36.2%. Of this increase, $0.9 million, or 51.5%, was attributable to increased operations and maintenance at the Badlands gathering system and $0.6 million, or 35.4%, was attributable to operations at the Woodford Shale gathering system.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expense totaled $9.2 million for the three months ended March 31, 2008 compared with $7.0 million for the three months ended March 31, 2007, an increase of $2.2 million, or 31.1%.  Of this increase, $0.8 million was attributable to increased depreciation on the Badlands gathering system, $0.5 million was attributable to increased depreciation on the Bakken gathering system and another $0.5 million was attributable to the Woodford Shale gathering system.

General and Administrative.  General and administrative expense totaled $2.7 million for the three months ended March 31, 2008 compared with $2.0 million for the three months ended March 31, 2007, an increase of $0.7 million, or 31.3%.  Of this increase, $0.5 million, or 73.1%, is attributable to the timing of executive annual cash bonuses and additional staffing, and $0.1 million, or 21.3%,  is attributable to increased costs of being a public company, including the costs of audit and tax preparation fees..

Other Income (Expense). Other income (expense) totaled ($3.6) million for the three months ended March 31, 2008 compared with ($2.1) million for the three months ended March 31, 2007, an increase in expense of $1.4 million.  The increase is primarily attributable to additional interest expense from borrowings on Hiland Partners’ credit facility to fund the expansion project at the Badlands gathering system and to construct the Woodford Shale gathering system.

Minority Interest.   Minority interest in (loss) income of Hiland Partners, which represents the allocation of Hiland Partners loss or earnings to its limited partner interests not owned by Hiland Holdings, totaled $(0.2) million for the three months ended March 31, 2008 compared to $0.6 million for the three months ended March 31, 2007. The $0.2 million loss for the three months ended March 31, 2008 is the result of the excess of net income allocated to us related to our 2% general partner interest, including 100% of the incentive distribution rights, over Hiland Partners’ net income for the three months ended March 31, 2008.

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

Cash Flows from Operating Activities

 Cash flows from operating activities increased by $1.8 million to $10.7 million for the three months ended March 31, 2008 from $8.9 million for the three months ended March 31, 2007.  During the three months ended March 31, 2008 we received cash flows from customers of approximately $85.2 million attributable to increased natural gas and NGLs volumes and significantly higher average realized natural gas and NGL sales prices, had cash payments to our suppliers and employees of approximately $71.3 million and payment of interest expense of $3.2 million, net of amounts capitalized, resulting in cash received from operating activities of $10.7 million. During the same three month period in 2007, we received cash flows from customers of approximately $60.5 million attributable to increased volumes of natural gas and NGLs decreased by lower natural gas and NGL sales prices, had cash payments to our suppliers and employees of approximately $49.5 million and payment of interest expense of $2.1 million, net of amounts capitalized, resulting in cash received from our operating activities of $8.9 million. Changes in cash receipts and payments are primarily due to the timing of collections at the end of our reporting periods. We collect and pay large receivables and payables at the end of each calendar month. The timing of these payments and receipts may vary by a day or two between month-end periods and cause fluctuations in cash received or paid. Contributions to cash flows from operating activities from workling capital items exclusive of cash was insignificant for the three months ended March 31, 2008 compared to $0.1 million for the three months ended March 31, 2007. Net income for the three months ended March 31, 2008 was $.8 million, an increase of $0.1 million from a net income of $0.7 million for the three months ended March 31, 2007.  Depreciation increased by $2.2 million to $9.2 million for the three months ended March 31, 2008 from $7.0 million for the three months ended March 31, 2007.

Cash Flows Used for Investing Activities

Cash flows used in investing activities, which represent investments in property and equipment decreased by $6.1 million to $10.4 million for the three months ended March 31, 2008 from $16.5 million for the three months ended March 31,

2007 predominately due to reduced capital investing in the three months ended March 31, 2008 related to the Badlands nitrogen rejection plant that was under construction during the first three months of 2007.

Cash Flows from Financing Activities

Cash flows from financing activities decreased to $0.5 million for the three months ended March 31, 2008 from $5.7 million for the three months ended March 31, 2007. During the three months ended March 31, 2008, Hiland Partners borrowed $9.0 million under its credit facility to fund its internal expansion projects and received $0.6 million from issuing Hiland Partners common units as a result of  the exercise of 22,039 vested unit options. During the three months ended March 31, 2008, Hiland Partners also incurred debt issuance costs of $0.3 million associated with the fourth amendment to its credit facility amended in February 2008 and made $0.1 million payments on capital lease obligations. During the three months ended March 31, 2008, we made a distribution of $5.5 million to our unitholders and Hiland Partners distributed $3.1 million to its minority interest unitholders. During the three months ended March 31, 2007, Hiland Partners borrowed $12.1 million under its credit facility to fund its internal expansion projects and received $1.0 million from issuing Hiland Partners common units as a result of the exercise of 39,930 vested unit options. During the three months ended March 31, 2007, we made a distribution of $4.5 million to our unitholders, Hiland Partners distributed $2.8 million to its minority interest unitholders and Hiland Partners paid deferred offering costs of $0.1 million associated with Hiland Partners’ S-3/A registration statement filed with the SEC on January 23, 2007.

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

We believe that cash generated from the operations of Hiland Partners’ business will be sufficient to meet anticipated maintenance capital expenditures for the next twelve months. Given Hiland Partners objective of growth through acquisitions and expansions, Hiland Partners anticipates that it will continue to invest significant amounts of capital to grow and acquire assets. Hiland Partners actively considers a variety of assets for potential acquisitions. We anticipate that expansion capital expenditures will be funded through long-term borrowings or other debt financings and/or equity offerings. See “Credit Facility” below for information related to our credit agreements.

Woodford Shale

Hiland Partners is continuing to develop the Woodford Shale gathering system located in the Woodford Shale reservoir area in the Arkoma Basin of southeastern Oklahoma, just to the west of our Kinta Area gathering systems. The gathering system is being designed to provide low-pressure and highly reliable gathering, compression and dehydration services. During the third quarter of 2008, the gathering infrastructure is expected to include up to 17,400 horsepower of compression to provide takeaway capacity in excess of 65,000 Mcf/d.  As of March 31, 2008, Hiland Partners has invested $25.7 million in this internal expansion project.

Financial Derivatives and Commodity Hedges.

Hiland Partners has entered into certain derivative contracts that are classified as cash flow hedges in accordance with SFAS No. 133, as amended, and relate to forecasted sales in 2008 and 2009. Hiland Partners entered into these financial swap instruments to hedge the forecasted natural gas and NGL sales or purchases against the variability in expected future cash flows attributable to changes in commodity prices. The swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas or natural gas liquids are sold or purchased. Under these swap agreements, Hiland Partners receives a fixed price and pays a floating price or pays a fixed price and receives a floating price based on certain indices for the relevant contract period as the underlying natural gas or NGL is sold or purchased.

The following table provides information about these financial derivative instruments for the periods indicated:

		Average	Fair Value
		Fixed/Open	Asset
Description and Production Period	Volume	Price	(Liability)
	(MMBtu)	(per MMBtu)
Natural Gas - Sold Fixed for Floating Price Swaps
April 2008 - March 2009	2,019,000	$7.70	$(2,026)
April 2009 - December 2009	1,602,000	$7.30	594
			$(1,432)

	(MMBtu)	(per MMBtu)
Natural Gas - Buy Fixed for Floating Price Swaps
April 2008 - December 2008	540,864	$6.93	$1,050

	(Bbls)	(per Gallon)
Natural Gas Liquids - Sold Fixed for Floating Price Swaps
April 2008 - December 2008	331,326	$1.31	$(5,722)

In addition to the contractual obligations noted in the table above, Hiland Partners has executed one natural gas fixed price physical forward sales contract on 100,000 MMBtu per month with a fixed price of $8.43 per MMBtu for the remainder of 2008.  This contract has been designated as normal sales under SFAS No. 133 and is therefore not marked to market as a derivative.

Off-Balance Sheet Arrangements.

We had no significant off-balance sheet arrangements as of March 31, 2008.

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

Loans under the facility will bear interest, at our option, at either (i) an alternate base rate plus an applicable margin ranging from 100 to 150 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 200 to 250 basis points per annum in each case based on our ratio of consolidated funded debt to EBITDA. The alternate base rate is equal to the greatest of (a) the prime rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the federal funds effective rate in effect on such day plus 1/2 of 1%. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the facility at a percentage per annum equal to 2.0%. A commitment fee ranging from 25 to 50 basis points per annum based on our ratio of consolidated funded debt to EBITDA will be payable on the average daily unused portion of the facility for the quarter most recently ended. At March 31, 2008, the interest rate on outstanding borrowings from our credit facility was 5.06%.

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

As of March 31, 2008, we had $0.4 million outstanding under this credit facility and were in compliance with our financial covenants.

Hiland Partners

On February 6, 2008, Hiland Partners entered into a fourth amendment to its credit facility dated as of February 15, 2005. Pursuant to the fourth amendment, Hiland Partners has, among other things, increased its borrowing base from $250 million to $300 million and decreased the accordion feature in the facility from $100 million to $50 million.   Hiland Partners’ original credit facility dated May 2005 was first amended in September 2005, amended a second time in June 2006 and amended a third time in July 2007.

The fourth amendment increases Hiland Partners’ borrowing capacity under its senior secured revolving credit facility to $300 million such that the facility now consists of a $291 million senior secured revolving credit facility to be used for funding acquisitions and other capital expenditures, issuance of letters of credit and general corporate purposes (the “Acquisition Facility”) and a $9.0 million senior secured revolving credit facility to be used for working capital and to fund distributions (the “Working Capital Facility”).

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

Hiland Partners’ obligations under the credit facility are secured by substantially all of Hiland Partners’ assets and guaranteed by Hiland Partners, and all of Hiland Partners’ subsidiaries, other than Hiland Partners’ operating company, which is the borrower under the credit facility.

Indebtedness under the credit facility will bear interest, at Hiland Partners’ option, at either (i) an Alternate Base Rate, as defined therin, plus an applicable margin ranging from 50 to 125 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 150 to 225 basis points per annum based on Hiland Partners’ ratio of consolidated funded debt to EBITDA. The Alternate Base Rate is a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the Federal Funds effective rate in effect on such day plus 1/2 of 1%. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 1.0%. An unused commitment fee ranging from 25 to 50 basis points per annum based on Hiland Partners’ ratio of consolidated funded debt to EBITDA will be payable on the unused portion of the credit facility. During any step-up period, the applicable margin with respect to loans under the credit facility will be increased by 35 basis points per annum and the unused commitment fee will be increased by 12.5 basis points per annum. At March 31, 2008, the interest rate on outstanding borrowings from Hiland Partners’ credit facility was 5.32%

The credit facility prohibits Hiland Partners from making distributions to unitholders if any default or event of default, as defined in the credit facility, has occurred and is continuing or would result from the distribution. In addition, the credit facility contains various covenants that limit, among other things, subject to certain exceptions and negotiated “baskets,” Hiland Partners’ ability to incur indebtedness, grant liens, make certain loans, acquisitions and investments, make any material changes to the nature of its business, amend its material agreements, including the Omnibus Agreement or enter into a merger, consolidation or sale of assets.

The credit facility defines EBITDA as Hiland Partners’ consolidated net income, plus income tax expense, interest expense, depreciation, amortization and accretion expense, amortization of intangibles and organizational costs, non-cash unit based compensation expense, and adjustments for non-cash gains and losses on specified derivative transactions and for other extraordinary items.

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

As of March 31, 2008, Hiland Partners had $230.1 million outstanding under its credit facility and was in compliance with its financial covenants.

Impact of Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the periods presented.

Recent Accounting Pronouncements

On March 19, 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for periods prior to its initial adoption. SFAS 161 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS 133 and generally increases the level of aggregation/disaggregation that will be required in an entity’s financial statements. We are currently reviewing this Standard to determine the effect it will have on our financial statements and disclosures therein.

On March 12, 2008, the Emerging Issues Task Force (“EITF”) reached consensus opinion on EITF Issue No. 07-4, “Application of the two-class method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” (“EITF No. 07-4”), which the FASB ratified at its March 26, 2008 meeting. EITF No. 07-4 requires the calculation of a Master Limited Partnership’s (“MLPs”) net earnings per limited partner unit for each period presented according to distributions declared and participation rights in undistributed earnings as if all of the earnings for that period had been distributed. In periods with undistributed earnings above specified levels, the calculation per the two-class method results in an increased allocation of such undistributed earnings to the general partner and a dilution of earnings to the limited partners. EITF No. 07-4 is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented. Early application is not permitted. We will apply the requirements of EITF No. 07-4 as it pertains to MLPs upon its adoption during the quarter ended March 31, 2009.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This statement amends and replaces SFAS No. 141, but retains the fundamental requirements in SFAS No. 141 that the purchase method of accounting be used for all business combinations and an acquirer be identified for each business combination. The statement provides for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS No.141(R) provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The statement also determines what information to disclose to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS No.141(R) apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and do not allow early adoption. We are evaluating the new requirements of SFAS No. 141(R) and the impact it will have on business combinations completed in 2009 or thereafter.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent (minority interest) be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity. SFAS No. 160 requires the equity amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement and that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently and similarly as equity transactions. Consolidated net income and comprehensive income will be determined without deducting minority interest; however, earnings-per-share information will continue to be calculated on the basis of the net income attributable to the parent’s shareholders. Additionally, SFAS No. 160 establishes a single method for accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and that the parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. We do not expect this Statement will have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. This Statement was adopted by us effective January 1, 2008, at which time no financial assets or liabilities, not previously required to be recorded at fair value by other authoritative literature, were designated to be recorded at fair value. As such, the adoption of this Statement did not have any impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.”  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) such as fair value hierarchy used to classify the source of information used in fair value measurements (i.e., market based or non-market based) and expands disclosure about fair value measurements based on their level in the hierarchy.  SFAS No. 157 applies to derivatives and other financial instruments, which SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires be measured at fair value at initial recognition and for all subsequent periods. SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157’s hierarchy defines three levels of inputs that may be used to measure fair value. Level 1 refers to assets that have observable market prices, level 2 assets do not have an “observable price” but do have inputs that are based on such prices in which components have observable data points and level 3 refers to assets in which one or more of the inputs do not have observable prices and calibrated model parameters, valuation techniques or management’s assumptions are used to derive the fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We elected to implement SFAS No. 157 prospectively in the first quarter of 2008 with the one-year deferral permitted by FASB Staff Position (FSP) 157-2 for nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed on a recurring basis (at least annually). The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plants and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations and restructuring costs for which we use fair value. We do not expect any significant impact to our consolidated financial statements when we implement SFAS No. 157 for these assets and liabilities.

Significant Accounting Policies and Estimates

Revenue Recognition.   Revenues for sales and of natural gas and NGLs product sales are recognized at the time the product is delivered and title is transferred. Revenues for compression services are recognized when the services under the agreement are performed.

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

Asset Retirement Obligations.   SFAS No. 143, “Accounting for Asset Retirement Obligations” requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost is allocated to expense using a systematic and rational method and the liability is accreted to measure the change in liability due to the passage of time. The primary impact of this standard relates to our estimated costs for dismantling and site restoration of certain of our plants and pipelines. Estimating future asset retirement obligations requires us to make estimates and judgments regarding timing, existence of a liability, as well as what constitutes adequate restoration. We use the present value of estimated cash flows related to our asset retirement obligation to determine the fair value, generally as estimated by third party consultants. The present value calculation requires us to make numerous assumptions and judgments, including the ultimate costs of dismantling and site restoration, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligation liability, a corresponding adjustment will be required to the related asset. We believe the estimates and judgments reflected in our financial statements are reasonable but are necessarily subject to the uncertainties we have just described. Accordingly, any significant variance in any of the above assumptions or factors could materially affect our cash flows.

Impairment of Long-Lived Assets.   In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we evaluate our long-lived assets, including intangible assets, of identifiable business activities for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on management’s estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value. For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is re-determined when related events or circumstances change.

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

We estimate the fair value of each option granted on the date of grant using the American Binomial option-pricing model. In estimating the fair value of each option, we use our peer group volatility averages as determined on the option grant dates. We calculate expected lives of the options under the simplified method as prescribed by the SEC Staff Accounting Bulletin 107 and have used a risk free interest rate based on the applicable U.S. Treasury yield in effect at the time of grant. Our compensation expense for these awards is recognized on the graded vesting attribution method. Units to be issued under our unit incentive plan may be from newly issued units. Prior to Hiland Partners adoption of SFAS 123R on January 1, 2006, Hiland Partners applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the unit-based compensation awards.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is commodity price risk for natural gas and NGLs. We also incur, to a lesser extent, risks related to interest rate fluctuations. We do not engage in commodity energy trading activities.

Commodity Price Risks.   Our profitability is affected by volatility in prevailing NGL and natural gas prices. Historically, changes in the prices of most NGL products have generally correlated with changes in the price of crude oil. NGL and natural gas prices are volatile and are impacted by changes in the supply and demand for NGLs and natural gas, as well as market uncertainty. Our cash flow is affected by the volatility of natural gas and NGL product prices, which could adversely affect our ability to make distributions to unitholders. To illustrate the impact of changes in prices for natural gas and NGLs on our operating results, we have provided the table below, which reflects, for the three months ended March 31, 2008, the impact on our midstream segment margin of a $0.01 per gallon change (increase or decrease) in NGL prices coupled with a $0.10 per MMBtu change (increase or decrease) in the price of natural gas. The magnitude of the impact on total segment margin of changes in natural gas and NGL prices presented may not be representative of the magnitude of the impact on total segment margin for different commodity prices or contract portfolios. Natural gas prices can also affect our profitability indirectly by influencing the level of drilling activity and related opportunities for our services.

		Natural Gas Price Change ($/MMBtu)
		$0.10	$(0.10)
NGL Price	$0.01	$144,000	$113,000
Change ($/gal)	$(0.01)	$(112,000)	$(144,000)

We manage this commodity price exposure through an integrated strategy that includes management of our contract portfolio, optimization of our assets and the use of derivative contracts. As a result of these derivative contracts, we have hedged a portion of our expected exposure to natural gas prices and natural gas liquid prices in 2008 and 2009. We continually monitor our hedging and contract portfolio and expect to continue to adjust our hedge position as conditions warrant. The following table provides information about our derivative instruments for the periods indicated:

		Average	Fair Value
		Fixed/Open	Asset
Description and Production Period	Volume	Price	(Liability)
Natural Gas - Sold Fixed for Floating Price Swaps	(MMBtu)	(per MMBtu)
April 2008 - March 2009	2,019,000	$7.70	$(2,026)
April 2009 - December 2009	1,602,000	$7.30	594
			$(1,432)

Natural Gas - Buy Fixed for Floating Price Swaps	(MMBtu)	(per MMBtu)
April 2008 - December 2008	540,864	$6.93	$1,050

Natural Gas Liquids - Sold Fixed for Floating Price Swaps	(Bbls)	(per Gallon)
April 2008 - December 2008	331,326	$1.31	$(5,722)

In addition to the derivative instruments noted in the table above, Hiland Partners has executed one natural gas fixed price physical forward sales contract on 100,000 MMBtu per month with a fixed price of $8.43 per MMBtu for the remainder of 2008.  This contract has been designated as normal sales under SFAS No. 133 and is therefore not marked to market as a derivative.

Interest Rate Risk.   We are exposed to changes in interest rates as a result of our credit facilities, which have floating interest rates. As of March 31, 2008 we had approximately $0.4 million of indebtedness outstanding under our credit facility which was used to finance the costs related to the closing of our $25.0 million secured revolving credit facility. As of March 31, 2008, Hiland Partners had approximately $230.1 million of indebtedness outstanding under its credit facility. The impact of a 100 basis point increase in interest rates on the amount of current debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $2.3 million annually.

Credit Risk.   Counterparties pursuant to the terms of their contractual obligations expose us to potential losses as a result of nonperformance. Hiland Partners’ four largest customers for the three months ended March 31, 2008 accounting for approximately 22%, 19%, 14% and 10%, respectively, of revenues. Consequently, changes within one or more of these companies’ operations have the potential to impact, both positively and negatively, our credit exposure. Hiland Partners’ counterparty for all of its derivative instruments as of March 31, 2008 is BP Energy Company.

Item 4.  Controls and Procedures)

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008, to ensure that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

(b) Changes in internal control over financial reporting.

During the three months ended March 31, 2008, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/ or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number		Description
3.1	—	Certificate of Limited Partnership of Hiland Holdings GP, LP (incorporated by reference to Exhibit 3.1 of Registrant’s Statement on form S-1 (File No. 333-134491))
3.2	—	Form of Amended and Restated Agreement of Limited Partnership of Hiland Holdings GP, LP (incorporated by reference to Exhibit 3.2 of Registrant’s Statement on form S-1 (File No. 333-134491))
3.3	—	Certificate of Formation of Hiland Partners GP Holdings, LLC (incorporated by reference to Exhibit 3.3 of Registrant’s Statement on form S-1 (File No. 333-134491))
3.4	—	Form of Amended and Restated Limited Liability Company Agreement of Hiland Partners GP Holdings, LLC(incorporated by reference to Exhibit 3.4 of Registrant’s Statement on form S-1
31.1	—	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Enid, Oklahoma, on the 9th day of May, 2008.

HILAND HOLDINGS GP, LP
By:	Hiland Partners GP Holdings, LLC, its general partner
By:	/s/ Joseph L. Griffin
Joseph L. Griffin
Chief Executive Officer, President and Director

By:	/s/ Matthew S. Harrison
Matthew S. Harrison
Chief Financial Officer, Vice President-Finance, Secretary and Director

Exhibit Index

Exhibit Number		Description
3.1	—	Certificate of Limited Partnership of Hiland Holdings GP, LP (incorporated by reference to Exhibit 3.1 of Registrant’s Statement on form S-1 (File No. 333-134491))
3.2	—	Form of Amended and Restated Agreement of Limited Partnership of Hiland Holdings GP, LP (incorporated by reference to Exhibit 3.2 of Registrant’s Statement on form S-1 (File No. 333-134491))
3.3	—	Certificate of Formation of Hiland Partners GP Holdings, LLC (incorporated by reference to Exhibit 3.3 of Registrant’s Statement on form S-1 (File No. 333-134491))
3.4	—	Form of Amended and Restated Limited Liability Company Agreement of Hiland Partners GP Holdings, LLC(incorporated by reference to Exhibit 3.4 of Registrant’s Statement on form S-1
31.1	—	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002