Form 10-Q
period 2008-09-30
Hiland Holdings GP, LP
filed 2008-11-10
CIK 1363381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

Commission file number:  001-33018

Hiland Holdings GP, LP

(Exact name of Registrant as specified in its charter)

DELAWARE	76-0828238
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

205 West Maple, Suite 1100
Enid, Oklahoma	73701
(Address of principal executive offices)	(Zip Code)

(580) 242-6040
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes    ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐	Accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes   ☒   No

The number of the registrant’s outstanding equity units as of November 5, 2008 was 21,607,500 common units.

HILAND HOLDINGS GP, LP

HILAND HOLDINGS GP, LP

Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)
	(in thousands, except unit amounts)
ASSETS
Current assets:
Cash and cash equivalents	$12,589	$10,602
Accounts receivable:
Trade - net of allowance for doubtful accounts of $304 in 2008	41,574	31,842
Affiliates	5,323	1,178
	46,897	33,020
Fair value of derivative assets	4,521	2,718
Other current assets	2,743	1,420
Total current assets	66,750	47,760

Property and equipment, net	337,316	323,073
Intangibles, net	42,319	46,937
Fair value of derivative assets	4,991	418
Other assets, net	2,041	2,098

Total assets	$453,417	$420,286

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$22,624	$24,713
Accounts payable-affiliates	8,437	7,957
Fair value of derivative liabilities	1,626	8,238
Accrued liabilities and other	4,124	2,075
Total current liabilities	36,811	42,983

Commitments and contingencies (Note 8)
Long-term debt	266,633	226,459
Fair value of derivative liabilities	—	141
Asset retirement obligation	2,417	2,159
Minority interests	126,912	126,409

Partners’ equity
Common unitholders (21,607,500 and 21,603,000 units issued and outstanding at September 30, 2008 and December 31, 2007, respectively)	18,435	25,560
Accumulated other comprehensive income	2,209	(3,425)
Total partners’ equity	20,644	22,135

Total liabilities and partners’ equity	$453,417	$420,286

The accompanying notes are an integral part of these consolidated financial statements.

HILAND HOLDINGS GP, LP

Consolidated Statements of Operations

For the Three and Nine Months Ended (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per unit amounts)
Revenues:
Midstream operations
Third parties	$107,158	$65,777	$308,625	$189,301
Affiliates	7,390	654	10,433	2,390
Compression services, affiliate	1,205	1,205	3,615	3,615
Total revenues	115,753	67,636	322,673	195,306

Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	45,616	31,267	139,258	98,056
Midstream purchases - affiliate (exclusive of items shown separately below)	36,279	14,522	99,328	39,264
Operations and maintenance	7,881	6,157	22,201	16,108
Depreciation, amortization and accretion	9,842	7,870	28,513	22,222
Bad debt	(7,799)	—	304	—
General and administrative expenses	2,597	2,054	7,615	6,383
Total operating costs and expenses	94,416	61,870	297,219	182,033
Operating income	21,337	5,766	25,454	13,273
Other income (expense):
Interest and other income	99	105	276	325
Amortization of deferred loan costs	(169)	(136)	(493)	(357)
Interest expense	(3,279)	(3,133)	(9,915)	(7,538)
Other income (expense), net	(3,349)	(3,164)	(10,132)	(7,570)
Income before minority interest in loss of Hiland Partners, LP	17,988	2,602	15,322	5,703
Minority interest in income of Hiland Partners, LP	(6,800)	(867)	(4,402)	(2,080)
Net income	$11,188	$1,735	$10,920	$3,623

Net income per limited partners’ unit - basic	$0.52	$0.08	$0.51	$0.17
Net income per limited partners’ unit - diluted	$0.52	$0.08	$0.51	$0.17
Weighted average limited partners’ units outstanding - basic	21,603	21,600	21,603	21,600
Weighted average limited partners’ units outstanding - diluted	21,612	21,609	21,610	21,610

The accompanying notes are an integral part of these consolidated financial statements.

HILAND HOLDINGS GP, LP

Consolidated Statements of Cash Flows

For the Nine Months Ended (unaudited)

	September 30,	September 30,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$10,920	$3,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,411	22,141
Accretion of asset retirement obligation	102	81
Amortization of deferred loan cost	493	357
Gain on derivative transactions	(3,685)	(510)
Unit based compensation	1,274	1,033
Bad debt	304	—
Gain on sale of assets	(12)	—
Increase in other assets	(72)	—
Minority interest in income of Hiland Partners, LP	4,402	2,080
(Increase) decrease in current assets:
Accounts receivable - trade	(10,036)	489
Accounts receivable - affiliates	(4,145)	379
Other current assets	(1,322)	84
Increase (decrease) in current liabilities:
Accounts payable - trade	(2,813)	(2,543)
Accounts payable - affiliates	480	675
Accrued liabilities and other	1,241	286
Net cash provided by operating activities	25,542	28,175
Cash flows from investing activities:
Additions to property and equipment	(37,164)	(61,940)
Proceeds from disposals of property and equipment	18	—
Net cash used in investing activities	(37,146)	(61,940)
Cash flows from financing activities:
Proceeds from long-term borrowings	41,350	54,100
Increase in deferred offering cost	(7)	(157)
Debt issuance costs	(356)	(494)
Proceeds from Hiland Partners, LP unit options exercise	1,031	1,024
Redemption of vested phantom units	(35)	—
Payments on capital lease obligations	(369)	(178)
Minority interest cash distributions to unitholders of Hiland Partners, LP	(9,863)	(8,447)
Cash distributions to unitholders	(18,160)	(13,724)
Net cash provided by financing activities	13,591	32,124

Increase (decrease) for the period	1,987	(1,641)
Beginning of period	10,602	10,569
End of period	$12,589	$8,928
Supplementary information
Cash paid for interest, net of amounts capitalized	$9,734	$7,489

The accompanying notes are an integral part of these consolidated financial statements

Hiland Holdings GP, LP

Consolidated Statement of Changes in Partners’ Equity and Comprehensive Income

For the Nine Months Ended September 30, 2008 (unaudited)

		Accumulated
	Common	Other		Total
	Unitholders	Comprehensive		Comprehensive
	Interest	Income (loss)	Total	Income
	(in thousands)
Balance, January 1, 2008	$25,560	$(3,425)	$22,135

Periodic cash distributions	(18,160)	—	(18,160)

Unit based compensation	115	—	115

Other comprehensive income reclassified to income on closed derivative transactions	—	3,877	3,877	$3,877

Change in fair value of derivatives	—	1,757	1,757	1,757

Net income	10,920	—	10,920	10,920

Comprehensive income				$16,554

Balance, September 30, 2008	$18,435	$2,209	$20,644

The accompanying notes are an integral part of this consolidated financial statement.

HILAND HOLDINGS GP, LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007

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

Hiland Partners, a Delaware limited partnership, was formed in October 2004 to acquire and operate certain midstream natural gas plants, gathering systems and compression and water injection assets located in the states of Oklahoma, North Dakota, Wyoming, Texas and Mississippi that were previously owned by Continental Gas, Inc. (“CGI”) and Hiland Partners, LLC. Hiland Partners commenced operations on February 15, 2005, and concurrently with the completion of its initial public offering, CGI contributed a substantial portion of its net assets to Hiland Partners. The transfer of ownership of net assets from CGI to Hiland Partners represented a reorganization of entities under common control and was recorded at historical cost. CGI was formed in 1990 as a wholly owned subsidiary of Continental Resources, Inc. (“CLR”).

CGI. operated in one segment, midstream, which involved the purchasing, gathering, compressing, dehydrating, treating, processing and marketing of natural gas and fractionating and marketing of natural gas liquids, or NGLs. CGI. historically has owned all of Hiland Partners’ natural gas gathering, processing, treating and fractionation assets other than the Worland,  Bakken and Woodford Shale gathering systems. Hiland Partners, LLC historically owned the Worland gathering system and compression services assets, which Hiland Partners acquired on February 15, 2005, and the Bakken gathering system. Since its initial public offering, Hiland Partners has operated in midstream and compression services segments. On September 26, 2005, Hiland Partners acquired Hiland Partners, LLC, which at such time owned the Bakken gathering system, for $92.7 million, $35.0 million of which was used to retire outstanding Hiland Partners, LLC indebtedness. On May 1, 2006, Hiland Partners acquired the Kinta Area gathering assets from Enogex Gas Gathering, L.L.C., consisting of certain eastern Oklahoma gas gathering assets, for $96.4 million.  Hiland Partners financed this acquisition with $61.2 million of borrowings from its credit facility and $35.0 million of proceeds from the issuance to Hiland Partners GP, LLC, its general partner, of 761,714 common units and 15,545 general partner equivalent units, both at $45.03 per unit. Hiland Partners began construction of the Woodford Shale gathering system in the first quarter of 2007.  As of September 30, 2008, Hiland Partners has invested approximately $39.8 million in the gathering system.

The unaudited financial statements for the three and nine months ended September 30, 2008 and 2007 included herein have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, which in the opinion of our management, are necessary for a fair presentation of our results for the interim periods. Such adjustments are considered to be of a normal recurring nature. Results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2008.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2007.

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

Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which includes, but is not limited to, changes in the fair value of derivative financial instruments. Pursuant to SFAS 133, for derivatives qualifying as accounting hedges, the effective portion of changes in fair value is recognized in partners’ equity as accumulated other comprehensive income (loss) and reclassified to earnings when the underlying hedged physical transaction closes, to the extent of our interest in Hiland Partners. Our comprehensive income for the three and nine months ended September 30, 2008 and 2007 is presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$11,188	$1,735	$10,920	$3,623
Closed derivative transactions reclassified to income	834	(511)	3,877	(1,346)
Change in fair value of derivatives	7,862	(15)	1,757	(808)
Comprehensive income	$19,884	$1,209	$16,554	$1,469

Net Income per Limited Partners’ Unit

Net income per limited partners’ unit is computed based on the weighted-average number of common units outstanding during the period. The computation of diluted net income per limited partner unit further assumes the dilutive effect of restricted units. Net income per limited partners’ unit is computed by dividing net income applicable to limited partners by both the basic and diluted weighted-average number of limited partnership units outstanding.

Minority Interests

The minority interest on our consolidated balance sheets as of September 30, 2008 and December 31, 2007 reflects the outside ownership interest of Hiland Partners. Minority interest in income is calculated by multiplying the minority interest owners’ proportionate ownership of limited partner units in Hiland Partners by the limited partners’ allocation of Hiland Partners’ net income. Hiland Partners’ net income is allocated to its limited partners and its general partner based on the proportionate share of the cash distributions declared for the period, with adjustments made for incentive distributions specifically allocated to its general partner. All amounts we have received from Hiland Partners’ issuance and sale of limited partner units have been recorded as increases to the minority interest balance on the consolidated balance sheet.

Contributions to Subsidiary

The Partnership directly and indirectly owns all of the equity interests in Hiland Partners GP, LLC, the general partner of Hiland Partners. Hiland Partners GP, LLC is required to make contributions to Hiland Partners each time Hiland Partners issues common units in order to maintain its 2% general partner ownership in Hiland Partners. Hiland Holdings was required to contribute $5 and $6 for the three months ended September 30, 2008 and 2007, respectively, and was required to contribute $28 and $27 for the nine months ended September 30, 2008 and 2007, respectively.

Recent Accounting Pronouncements

On April 25, 2008, the Financial Accounting Standards Board (“FASB”) FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. In determining the useful life of an acquired intangible asset, FSP 142-3 removes the requirement from SFAS 142 for an entity to consider whether renewal of the intangible asset requires significant costs or material modifications to the related arrangement. FSP 142-3 also replaces the previous useful life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal.  FSP 142-3 will be effective as of January 1, 2009 and will apply only to intangible assets acquired after that date. Retroactive application to previously acquired intangible assets is prohibited.  The adoption of FSP 142-3 is not expected to have a material impact on our financial position, results of operations or cash flows.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of SFAS 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for periods prior to its initial adoption. SFAS 161 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS 133 and generally increases the level of aggregation/disaggregation that will be required in an entity’s financial statements. We are currently reviewing SFAS 161 to determine the effect it will have on our financial statements and disclosures therein.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) such as fair value hierarchy used to classify the source of information used in fair value measurements (i.e., market based or non-market based) and expands disclosure about fair value measurements based on their level in the hierarchy.  SFAS 157 applies to derivatives and other financial instruments, which SFAS 133 requires be measured at fair value at initial recognition and for all subsequent periods. SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157’s hierarchy defines three levels of inputs that may be used to measure fair value. Level 1 refers to assets that have observable market prices, level 2 assets do not have an “observable price” but do have inputs that are based on such prices in which components have observable data points and level 3 refers to assets in which one or more of the inputs do not have observable prices and calibrated model parameters, valuation techniques or management’s assumptions are used to derive the fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We elected to implement SFAS 157 prospectively in the first quarter of 2008 with the one-year deferral permitted by FASB Staff Position (FSP) 157-2 for nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed on a recurring basis (at least annually). The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plants and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations and restructuring costs for which we use fair value. We do not expect any significant impact to our consolidated financial statements when we implement SFAS 157 for these assets and liabilities. See Note 5 “Fair Value Measurements of Financial Instruments.”

Note 2: Property and Equipment and Asset Retirement Obligations

Property and equipment consisted of the following for the periods indicated:

	As of	As of
	September 30,	December 31,
	2008	2007
Land	$298	$295
Construction in progress	8,940	12,030
Midstream pipeline, plants and compresors	396,765	356,491
Compression and water injection equipment	19,373	19,258
Other	4,558	3,958
	429,934	392,032
Less: accumulated depreciation and amortization	92,618	68,959
	$337,316	$323,073

During the three and nine months ended September 30, 2008, we capitalized interest of $5 and $160, respectively. We capitalized $828 and $2,281 interest during the three and nine months ended September 30, 2007, respectively.

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), we have recorded the fair value of liabilities for asset retirement obligations in the periods in which they are incurred and corresponding increases in the carrying amounts of the related long-lived assets. The asset retirement costs are subsequently allocated to expense using a systematic and rational method and the liabilities are accreted to measure the change in liability due to the passage of time. The provisions of SFAS 143 primarily apply to dismantlement and site restoration of certain of our plants and pipelines. We have evaluated our asset retirement obligations as of September 30, 2008 and have determined that revisions in the carrying values are not necessary at this time.

The following table summarizes our activity related to asset retirement obligations for the indicated period:

Asset retirement obligation, January 1, 2008	$2,159
Add: additions on leased locations	156
Add: accretion expense	102
Asset retirement obligation, September 30, 2008	$2,417

Note 3:   Intangible Assets

Intangible assets consist of the acquired value of customer relationships, existing contracts to sell natural gas and other NGLs and compression contracts, which do not have significant residual value. The customer relationships and the contracts are being amortized over their estimated lives of ten years. We review intangible assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. If such a review should indicate that the carrying amount of intangible assets is not recoverable, we reduce the carrying amount of such assets to fair value based on the discounted probable cash flows of the intangible assets. No impairments of intangible assets were recorded during the three and nine months ended September 30, 2008 or 2007.

Intangible assets consisted of the following for the periods indicated:

	As of	As of
	September 30,	December 31,
	2008	2007
Gas sales contracts	$32,564	$32,564
Compression contracts	18,515	18,515
Customer relationships	10,492	10,492
	61,571	61,571
Less accumulated amortization	19,252	14,634
Intangible assets, net	$42,319	$46,937

During each of the three months ended September 30, 2008 and 2007, we recorded $1,540, respectively, of amortization expense.  During each of the nine months ended September 30, 2008 and 2007, we recorded $4,618, respectively, of amortization expense.  Estimated aggregate amortization expense for the remainder of 2008 is $1,539 and $6,157 for each of the four succeeding fiscal years from 2009 through 2012 and a total of $16,151 for all years thereafter.

Note 4: Derivatives

Hiland Partners has entered into certain derivative contracts that are classified as cash flow hedges in accordance with SFAS 133 and relate to forecasted sales in 2008, 2009 and  a mark-to-market cash flow derivative which relates to forecasted sales in 2010. The 2010 hedge does not qualify for cash flow hedge accounting.  Hiland Partners entered into these financial swap instruments to hedge forecasted natural gas and natural gas liquids (NGLs) sales against the variability in expected future cash flows attributable to changes in commodity prices. Under these contractual swap agreements with Hiland Partners’ counterparty, Hiland Partners receives a fixed price and pays a floating price or Hiland Partners pays a fixed price and receives a floating price based on certain indices for the relevant contract period as the underlying natural gas is sold or purchased or NGL is sold.

Hiland Partners formally documents all relationships between hedging instruments and the items being hedged, including its risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas and NGL futures, the “sold fixed for floating price” or “buy fixed for floating price” contracts, to the forecasted transactions. Hiland Partners assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items. Highly effective is deemed to be a correlation range from 80% to 125% of the change in cash flows of the derivative in offsetting the cash flows of the hedged transaction. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in natural gas or NGL reference prices under a hedging instrument and actual natural gas or NGL prices, Hiland Partners will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings. Hiland Partners assesses effectiveness using regression analysis and measure ineffectiveness using the dollar offset method.

Derivatives are recorded on our consolidated balance sheet as assets or liabilities at fair value. For derivatives qualifying as hedges, the effective portion of changes in fair value are recognized in partners’ equity as accumulated other comprehensive income (loss) and reclassified to earnings when the underlying hedged physical transaction closes. Changes in fair value of non-qualifying derivatives and the ineffective portion of qualifying derivatives are recognized in earnings as they occur. Actual amounts that will be reclassified will vary as a result of future changes in prices. Hedge ineffectiveness is recorded in income while the hedge contract is open and may increase or decrease until settlement of the contract. Realized cash gains and losses on closed/settled instruments and hedge ineffectiveness are reflected in the contract month being hedged as an adjustment to our midstream revenue.

On May 27, 2008, Hiland Partners entered into a financial swap instrument related to forecasted natural gas sales in 2010 whereby Hiland Partners receives a fixed price and pays a floating price based on NYMEX Henry Hub pricing for the relevant contract period as the underlying natural gas is sold. This financial swap instrument does not qualify for hedge accounting as there is inadequate correlation between NYMEX Henry Hub natural gas prices and actual prices received for the natural gas sold. It is Hiland Partners’ management’s intent to swap a fixed and pay a floating Colorado Interstate Gas (“CIG”) basis differential to the contract NYMEX price in a future period.  Until, and if, this hedge position qualifies for hedge accounting treatment, increases or decreases in the fair value of the derivative will be recorded directly to midstream revenues as gains or losses.

Presented in the table below is information related to Hiland Partners’ derivatives for the indicated periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net gains (losses) on closed/settled transactions reclassified from (to) accumulated other comprehensive income	$(1,395)	$854	$(6,478)	$2,309
Increases (decreases) in fair values of open derivatives recorded to (from) accumulated other comprehensive income	$13,218	$(26)	$2,965	$(1,356)
Unrealized non-cash gains on ineffective portions of qualifying derivative transactions	$133	$33	$128	$24
Unrealized non-cash gains on non-qualifying derivatives	$5,487	$305	$3,557	$486

At September 30, 2008, our accumulated other comprehensive income related to qualifying derivatives was $2,209. Of this amount, we anticipate $1,632 will be reclassified to earnings during the next twelve months and $577 will be reclassified to earnings in subsequent periods.

The fair value of derivative assets and liabilities are as follows for the indicated periods:

	As of	As of
	September 30,	December 31,
	2008	2007
Fair value of derivative assets - current	$4,521	$2,718
Fair value of derivative assets - long term	4,991	418
Fair value of derivative liabilities - current	(1,626)	(8,238)
Fair value of derivative liabilities - long term	—	(141)
Net fair value of derivatives	$7,886	$(5,243)

The terms of Hiland Partners’ derivative contracts currently extend out as far as December 2010. Hiland Partners’ counterparties to its derivative contracts are BP Energy Company and Bank of Oklahoma, N.A. Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at September 30, 2008.

		Average	Fair Value
		Fixed	Asset
Description and Production Period	Volume	Price	(Liability)
	(MMBtu)	(per MMBtu)
Natural Gas - Sold Fixed for Floating Price Swaps
October 2008 - September 2009	2,097,000	$7.42	$4,521
October 2009 - December 2009	534,000	$7.30	1,016
January 2010 - December 2010	2,136,000	$10.50	3,975
			$9,512

	(MMBtu)	(per MMBtu)
Natural Gas - Buy Fixed for Floating Price Swaps
October 2008 - December 2008	180,288	$6.93	$(396)

	(Bbls)	(per Gallon)
Natural Gas Liquids - Sold Fixed for Floating Price Swaps
October 2008 - December 2008	110,442	$1.31	$(1,230)

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

We use the fair value methodology outlined in SFAS 157 to value assets and liabilities for our outstanding fixed price cash flow swap derivative contracts. Valuations of our natural gas and propane derivative contracts are based on published forward price curves for natural gas and propane and, as such, are defined as Level 2 fair value hierarchy assets and liabilities. There are no published forward price curves for butanes or natural gasoline, and therefore, our butanes and natural gasoline derivative contracts are defined as Level 3 fair value hierarchy assets and liabilities. We value our butanes and natural gasoline derivative contracts based on calibrated model parameters relative to forward published price curves for crude oil and comparative mark-to-market values received from our counterparty.  The following table represents the fair value hierarchy for Hiland Partners’ assets and liabilities at September 30, 2008:

	Level 1	Level 2	Level 3	Total
Commodity -based derivative assets	$—	$9,512	$—	$9,512
Commodity -based derivative liabilities	—	(1,023)	(603)	(1,626)
Total	$—	$8,489	$(603)	$7,886

The following table provides a summary of changes in the fair value of Hiland Partners’ Level 3 commodity-based derivatives for the nine months ended September 30, 2008:

Balance, January 1, 2008	$(4,489)
Cash settlements from other comprehensive income	4,850
Net change in other comprehensive income	(964)
Balance, September 30, 2008	$(603)

Note 6: Long-Term Debt

	As of	As of
	September 30,	December 31,
	2008	2007
Hiland Partners Credit Facility	$262,064	$221,064
Hiland Holdings Credit Facility	705	355
Capital lease obligations	5,216	5,585
	267,985	227,004
Less current portion:
Capital lease obligations	647	545
Hiland Holdings Credit Facility	705	—
Long-term debt	$266,633	$226,459

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

Indebtedness under the credit facility will bear interest, at Hiland Partners’ option, at either (i) an Alternate Base Rate plus an applicable margin ranging from 50 to 125 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 150 to 225 basis points per annum based on its ratio of consolidated funded debt to EBITDA. The Alternate Base Rate is a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the Federal Funds effective rate in effect on such day plus ½ of 1%. We have elected for the indebtedness to bear interest at LIBOR plus the applicable margin.  A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 1.0%. An unused commitment fee ranging from 25 to 50 basis points per annum based on Hiland Partners’ ratio of consolidated funded debt to EBITDA will be payable on the unused portion of the credit facility. During any step-up period, the applicable margin with respect to loans under the credit facility will be increased by 35 basis points per annum and the unused commitment fee will be increased by 12.5 basis points per annum. At September 30, 2008, the interest rate on outstanding borrowings from Hiland Partners’ credit facility was 4.76%.

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

As of September 30, 2008, Hiland Partners had $262.1 million outstanding under this credit facility and was in compliance with all of the financial covenants contained in the credit facility.

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

Indebtedness under the credit facility bears interest, at our option, at either (i) an alternate base rate plus an applicable margin ranging from 100 to 150 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 200 to 250 basis points per annum in each case based on our ratio of consolidated funded debt to EBITDA. The alternate base rate is equal to the greatest of (a) the prime rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the federal funds effective rate in effect on such day plus ½ of 1%. We have elected for the indebtedness to bear interest at LIBOR plus the applicable margin.  A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 2.0%. A commitment fee ranging from 25 to 50 basis points per annum based on our ratio of consolidated funded debt to EBITDA will be payable on the average daily unused portion of the credit facility for the quarter most recently ended. At September 30, 2008, the interest rate on outstanding borrowings from our credit facility was 4.49%.

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

As of September 30, 2008, we had $0.7 million outstanding under this credit facility and were in compliance with our financial covenants.  The outstanding $0.7 million, which matures on September 25, 2009,  is included in accrued liabilities and other in the balance sheet.

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

During the three and nine months ended September 30, 2008, Hiland Partners made principal payments of $134 and $369, respectively, on the above described capital lease obligations.  The current portion of the capital lease obligations presented in the table above is included in accrued liabilities and other in the balance sheet.

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

As provided for in the long-term incentive plan, each non-employee board member of Hiland Partners GP Holdings, LLC on each anniversary date of the initial award is entitled to receive an additional 1,000 restricted common units. Accordingly, we issued a total of 6,000 restricted units to our six non-employee board members during the three and nine months ended September 30, 2008.  Also during the three months ended September 30, 2008, a total of 4,500 restricted units issued to non-employee board members in 2006 and 2007 vested and were converted into common units.  Non-cash unit based compensation expense related to restricted units issued is to be recognized over their respective four-year vesting period on the graded vesting attribution method. The following table summarizes information about our restricted units for the nine months ended September 30, 2008.

		Weighted
		Average
		Fair Value
		At Grant
Restricted Units	Units	Date ($)

Non-vested at January 1, 2008	15,000	$23.30
Granted	6,000	$20.74
Vested	(4,500)	$22.75
Forfeited or expired	—	—
Non-vested at September 30, 2008	16,500	$22.52

We recorded non-cash compensation expense related to the restricted units of $38 and $115 for the three and nine months ended September 30, 2008, respectively, and $33 and $96 for the three and nine months ended September 30, 2007, respectively. We will record additional non-cash unit based compensation expense of $130 over the next four years.

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

Phantom Units.   On August 7, 2008, Hiland Partners granted 7,500 phantom units to Mr. Kent C. Christopherson, its Chief Operating Officer, appointed on August 4, 2008, and on July 31, 2008, Hiland Partners granted 3,000 phantom units to a key employee.  These phantom units vest over a four-year period from the dates of issuance and distributions are held in trust by our general partner until such units vest.

The following table summarizes information about Hiland Partners’ phantom units for the nine months ended September 30, 2008:

		Weighted
		Average
		Fair Value	Fair Value At
		At Grant	Redemption
	Units	Date	Date
Unvested January 1, 2008	42,825	$50.12
Granted	20,500	$49.36
Vested and converted	(1,807)	$54.50
Vested and redeemed	(693)	$54.50	$50.00
Forfeited	(6,300)	$48.80
Unvested September 30, 2008	54,525	$48.83

During the three and nine months ended September 30, 2008, Hiland Partners incurred non-cash unit based compensation expense of $297 and $877, respectively, related to phantom units. During the three and nine months ended September 30, 2007, Hiland Partners incurred non-cash unit based compensation expense of $73 and $81, respectively, related to phantom units. Hiland Partners will recognize additional expense of $1,698 over the next four years, and the additional expense is to be recognized over a weighted average period of 2.9 years.

Restricted Units.   As provided for in Hiland Partners’ Long-Term Incentive Plan, each non-employee board member of its general partner on each anniversary date of the initial award is entitled to receive an additional 1,000 restricted common units.  Accordingly, Hiland Partners issued a total of 6,000 restricted units to its six non-employee board members of its general partner during the three and nine months ended September 30, 2008.  Also during the three months ended September 30, 2008, a total of 5,500 restricted units issued to the six non-employee board members of its general partner in 2005, 2006 and 2007 vested and were converted into common units.  The following table summarizes information about Hiland Partners restricted units for the nine months ended September 30, 2008.

		Weighted
		Average
		Fair Value
		At Grant
Restricted Units	Units	Date ($)
Non-vested at January 1, 2008	19,375	$46.57
Granted	6,000	$43.97
Vested	(5,500)	$44.78
Forfeited or expired	(375)	$48.85
Non-vested at September 30, 2008	19,500	$46.23

Non-cash unit based compensation expense related to Hiland Partners restricted units was $91 and $258 for the three and nine months ended September 30, 2008, respectively, and was $137 and $377 for the three and nine months ended September 30, 2007, respectively. As of September 30, 2008, there was $528 of total unrecognized cost related to Hiland Partners unvested restricted units. This cost is to be recognized over a weighted average period of 2.7 years.

Unit Options.   Hiland Partners has not granted unit options since March 2006. In October 1995, The FASB issued SFAS No. 123, “Share-Based Payment,” which was revised in December 2004 (collectively, “SFAS 123R”). As a result of adopting SFAS 123R on the modified prospective basis beginning on January 1, 2006, during the three and nine months ended September 30, 2008, Hiland Partners incurred non-cash unit based compensation expense of $8 and $24, respectively, related to unit options that were awarded in both 2006 and 2005. During the three and nine months ended September 30, 2007, Hiland Partners expensed $34 and $131, respectively, related to the unit options.

The following table summarizes information about Hiland Partners’ common unit options for the three and nine months ended September 30, 2008:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Units	Price ($)	Term (Years)	Value ($)
Outstanding at January 1, 2008	75,041	$28.24
Granted	—
Exercised	(40,705)	$25.32		$975
Forfeited or expired	(1,000)	$40.11
Outstanding at September 30, 2008	33,336	$37.92	7.3	—
Exercisable at September 30, 2008	24,002	$37.01	7.1	—

Note 8: Commitments and Contingencies

Hiland Partners has executed a natural gas fixed price physical forward sales contract on 100,000 MMBtu per month for the remainder of 2008 with a fixed price of $8.43 per MMBtu.  This contract has been designated as a normal sale under SFAS 133 and is therefore not marked to market as a derivative.

We maintain a defined contribution retirement plan for our employees under which we make discretionary contributions to the plan based on a percentage of eligible employees’ compensation. Contributions to the plan are 5.0% of eligible employees’ compensation and resulted in expense for the three months ended September 30, 2008 and 2007 of $85 and $65, respectively, and for the nine months ended September 30, 2008 and 2007 was $240 and $193, respectively.

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

Hiland Partners leases certain equipment, vehicles and facilities under operating leases, most of which contain annual renewal options. We and Hiland Partners also lease office space from a related entity. See Note 10 “Related Party Transactions.” Under these lease agreements, rent expense was $731 and $532, respectively, for the three months ended September 30, 2008 and 2007 and $1,983 and $1,541 for the nine months ended September 30, 2008 and 2007, respectively.

Note 9: Significant Customers and Suppliers

All of Hiland Partners’ revenues are domestic revenues. The following table presents Hiland Partners’ top midstream customers as a percent of total revenue for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Customer 1	18%	7%	13%	7%
Customer 2	14%	15%	10%	12%
Customer 3	10%	9%	9%	9%
Customer 4	7%	9%	12%	20%
Customer 5	5%	19%	15%	17%

All of Hiland Partners’ purchases are from domestic sources. The following table presents Hiland Partners’ top midstream suppliers as a percent of total midstream purchases for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Supplier 1 (affiliated company)	45%	32%	42%	29%
Supplier 2	17%	25%	18%	26%
Supplier 3	14%	13%	15%	14%

Note 10: Related Party Transactions

Hiland Partners purchases natural gas and NGLs from affiliated companies. Purchases of product from affiliates totaled $36,279 and $14,522 for the three months ended September 30, 2008 and 2007, respectively, and totaled $99,328 and $39,264  for the nine months ended September 30, 2008 and 2007, respectively. Hiland Partners also sells natural gas and NGLs to affiliated companies. Sales of product to affiliates totaled $7,390 and $654 for the three months ended September 30, 2008 and 2007, respectively, and totaled $10,433 and $2,390 for the nine months ended September 30, 2008 and 2007, respectively. Compression revenues from affiliates were $1,205 and $3,615 for each of the three and nine months ended September 30, 2008 and 2007, respectively.

Accounts receivable-affiliates of $5,323 at September 30, 2008 include $5,183 from one affiliate for midstream sales. Accounts receivable-affiliates of $1,178 at December 31, 2007, includes $1,090 from one affiliate for midstream sales.

Accounts payable-affiliates of $8,437 at September 30, 2008 include $7,671 due to one affiliate for midstream purchases. Accounts payable-affiliates of $7,957 at December 31, 2007 include $7,094 payable to the same affiliate for midstream purchases.

Hiland Partners utilizes affiliated companies to provide services to its plants and pipelines and certain administrative services. The total expenditures to these companies were $157 and $78 during the three months ended September 30, 2008 and 2007, respectively, and were $420 and $352 during the nine months ended September 30, 2008 and 2007, respectively.

We and Hiland Partners lease office space under operating leases directly or indirectly from an affiliate. Rent expense associated with these leases totaled $42 and $38 for the three months ended September 30, 2008 and 2007, respectively, and totaled $117 and $105 for the nine months ended September 30, 2008 and 2007, respectively.

Note 11: Reportable Segments

Hiland Partners has distinct operating segments for which additional financial information must be reported. Hiland Partners’ operations are classified into two reportable segments:

(1)   Midstream, which is the purchasing, gathering, compressing, dehydrating, treating, processing and marketing of natural gas and the fractionating and marketing of NGLs.

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

Midstream assets totaled $427,300 at September 30, 2008. Assets attributable to compression operations totaled $26,117. All but $63 of the total capital expenditures of $38,043 for the nine months ended September 30, 2008 was attributable to midstream operations. All but $16 of the total capital expenditures of $73,318 for the nine months ended September 30, 2007 was attributable to midstream operations.

The tables below present information for the reportable segments for the three and nine months ended September 30, 2008 and 2007.

	For the Three Months Ended September 30,
	2008			2007
	Midstream	Compression		Midstream	Compression
	Segment	Segment	Total	Segment	Segment	Total

Revenues	$114,548	$1,205	$115,753	$66,431	$1,205	$67,636
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	81,895	—	81,895	45,789	—	45,789
Operations and maintenance	7,617	264	7,881	5,913	244	6,157
Depreciation and amortization	8,946	896	9,842	6,975	895	7,870
Bad debt	(7,799)	—	(7,799)	—	—	—
General and administrative expenses	2,570	27	2,597	2,017	37	2,054
Total operating costs and expenses	93,229	1,187	94,416	60,694	1,176	61,870
Operating income	$21,319	$18	21,337	$5,737	$29	5,766
Other income (expense):
Interest and other income			99			105
Amortization of deferred loan costs			(169)			(136)
Interest expense			(3,279)			(3,133)
Minority interest in income of Hiland Partners, LP			(6,800)			(867)
Net income			$11,188			$1,735

	For the Nine Months Ended September 30,
	2008			2007
	Midstream	Compression		Midstream	Compression
	Segment	Segment	Total	Segment	Segment	Total

Revenues	$319,058	$3,615	$322,673	$191,691	$3,615	$195,306
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	238,586	—	238,586	137,320	—	137,320
Operations and maintenance	21,428	773	22,201	15,499	609	16,108
Depreciation and amortization	25,827	2,686	28,513	19,539	2,683	22,222
Bad debt	304	—	304	—	—	—
General and administrative expenses	7,529	86	7,615	6,265	118	6,383
Total operating costs and expenses	293,674	3,545	297,219	178,623	3,410	182,033
Operating income	$25,384	$70	25,454	$13,068	$205	13,273
Other income (expense):
Interest and other income			276			325
Amortization of deferred loan costs			(493)			(357)
Interest expense			(9,915)			(7,538)
Minority interest in income of Hiland Partners, LP			(4,402)			(2,080)
Net income			$10,920			$3,623

Note 12: Net Income per Limited Partners’ Unit

The computation of basic net income per limited partners’ unit is based on the weighted-average number of common units outstanding during the period. The computation of diluted earnings per unit further assumes the dilutive effect of restricted units. Net income per unit applicable to limited partners is computed by dividing net income applicable to limited partners by the weighted-average number of limited partnership units outstanding. The following is a reconciliation of the limited partner units used in the calculations of income per limited partner unit—basic and income per limited partner unit—diluted assuming dilution for the three and nine months ended September 30, 2008 and 2007:

	For the Three Months Ended September 30,
	2008			2007
	Income			Income
	Available to			Available to
	Limited	Limited		Limited	Limited
	Partners	Partner Units	Per Unit	Partners	Partner Units	Per Unit
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Income per limited partner unit -basic:
Income available to limited partners	$11,188		$0.52	$1,735		$0.08
Weighted average limited partner units outstanding		21,603,000			21,600,000
Income per limited partner unit - diluted: Restricted units		9,000			9,000
Income available to limited partners plus assumed conversions	$11,188	21,612,000	$0.52	$1,735	21,609,000	$0.08

	For the Nine Months Ended September 30,
	2008			2007
	Income			Income
	Available to			Available to
	Limited	Limited		Limited	Limited
	Partners	Partner Units	Per Unit	Partners	Partner Units	Per Unit
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Income per limited partner unit -basic:
Income available to limited partners	$10,920		$0.51	$3,623		$0.17
Weighted average limited partner units outstanding		21,603,000			21,600,000
Income per limited partner unit - diluted: Restricted units		7,000			10,000
Income available to limited partners plus assumed conversions	$10,920	21,610,000	$0.51	$3,623	21,610,000	$0.17

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

All distributions paid by Hiland Holdings to common unitholders from January 1, 2007 forward, including amounts paid to affiliate owners, were as follows (in thousands, except per unit amounts):

Date Cash	Per Unit Cash
Distribution	Distribution	Total Cash
Paid	Amount	Distribution
02/19/07	$0.2075	$4,484
05/18/07	0.2075	4,484
08/17/07	0.2200	4,755
11/19/07	0.2300	4,972
02/19/08	0.2550	5,513
05/19/08	0.2800	6,053
08/19/08	0.3050	6,594
11/13/08 (a)	0.3175	6,866
	$2.0225	$43,721

(a)          This cash distribution was announced on October 24, 2008 and will be paid on November 19, 2008 to all unitholders of record as of November 4, 2008.

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

Presented below are cash distributions to Hiland Partners common and subordinated unitholders, including amounts to affiliate owners and regular and incentive distributions to Hiland Partners GP, LLC paid by Hiland Partners from January 1, 2007 forward (in thousands, except per unit amounts):

Date Cash	Per Unit Cash
Distribution	Distribution	Common	Subordinated	General Partner		Total Cash
Paid	Amount	Units	Units	Regular	Incentive	Distribution
02/14/07	$0.7125	$3,694	$2,907	$150	$749	$7,500
05/15/07	0.7125	3,724	2,907	151	752	7,534
08/14/07	0.7325	3,837	2,989	158	932	7,916
11/14/07	0.7550	3,959	3,080	167	1,134	8,340
02/14/08	0.7950	4,169	3,243	182	1,492	9,086
05/14/08	0.8275	4,364	3,376	194	1,789	9,723
08/14/08	0.8625	5,444	2,640	208	2,107	10,399
11/14/08 (a)	0.8800	5,574	2,693	215	2,268	10,750
	$6.2775	$34,765	$23,835	$1,425	$11,223	$71,248

(a)          This cash distribution was announced on October 24, 2008 and will be paid on November 14, 2008 to all unitholders of record as of November 4, 2008.

Presented below are cash distributions by Hiland Partners to us and Hiland Partners GP, LLC from January 1, 2007 forward (in thousands, except per unit amounts):

Date Cash	Per Unit Cash
Distribution	Distribution	Common	Subordinated	General Partner		Total Cash
Paid	Amount	Units	Units	Regular	Incentive	Distribution
02/14/07	$0.7125	$927	$2,907	$150	$749	$4,733
05/15/07	0.7125	927	2,907	151	752	4,737
08/14/07	0.7325	953	2,989	158	932	5,032
11/14/07	0.7550	983	3,080	167	1,134	5,364
02/14/08	0.7950	1,035	3,243	182	1,492	5,952
05/14/08	0.8275	1,077	3,376	194	1,789	6,436
08/14/08	0.8625	2,002	2,640	208	2,107	6,957
11/13/08 (a)	0.8800	2,043	2,693	215	2,268	7,219
	$6.2775	$9,947	$23,835	$1,425	$11,223	$46,430

(a)          This cash distribution was announced on October 24, 2008 and will be paid on November 14, 2008 to all unitholders of record as of November 4, 2008.

Note 14:   Supplemental Information

Following are the financial statements of Hiland Holdings which are included to provide additional information with respect to the Hiland Holdings’ financial position, results of operations and cash flows on a stand-alone basis.

BALANCE SHEETS

(in thousands, except unit amounts)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$442	$105
Accounts receivable-affiliates	3	6
Other current assets	128	265
Total current assets	573	376

Investment in subsidiary	9,924	16,183
Property and equipment, net	3,416	3,753
Intangibles, net	5,312	5,835
Other assets, net	89	155
Total assets	$19,314	$26,302

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$48	$4
Accounts payable-affiliates	126	383
Other current liabilities	705	—
Total current liabilities	879	387

Long-term debt, net of current maturities	—	355

Partners’ equity
Common unitholders (21,607,500 and 21,603,000 units issued and outstanding at September 30, 2008 and December 31, 2007, respectively)	18,435	25,560
Total partners’ equity	18,435	25,560

Total liabilities and partners’ equity	$19,314	$26,302

STATEMENTS OF OPERATIONS

(in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating costs and expenses:
Depreciation and amortization	$(287)	$(287)	$(861)	$(860)
General and administrative expenses	(339)	(339)	(1,192)	(1,275)
Operating loss	(626)	(626)	(2,053)	(2,135)
Other income (expense):
Equity in earnings of affiliates	11,841	2,387	13,058	5,833
Interest and other income	3	3	9	11
Amortization of deferred loan costs	(22)	(22)	(67)	(67)
Interest expense	(8)	(7)	(27)	(19)
Other income (expense), net	11,814	2,361	12,973	5,757
Net income	$11,188	$1,735	$10,920	$3,623

STATEMENTS OF CASH FLOWS

For the Nine Months Ended (unaudited)

	September 30,	September 30,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$10,920	$3,623
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	861	860
Amortization of deferred loan cost	67	67
Unit based compensation	115	444
Earnings in Hiland Partners, LP	(13,058)	(5,833)
(Increase) decrease in current assets:
Accounts receivable - affiliates	3	(6)
Other current assets	137	(27)
Increase (decrease) in current liabilities:
Accounts payable - trade	44	(104)
Accounts payable - affiliates	(258)	63
Accrued liabilities and other	—	(39)
Net cash provided by (used in) operating activities	(1,169)	(952)
Cash flows from investing activities:
Investment in subsidiaries	(28)	(27)
Cash distributions received from subsidiaries	19,345	14,503
Net cash provided by (used in) investing activities	19,317	14,476
Cash flows from financing activities:
Proceeds from long-term borrowings	350	100
Debt issuance costs	(1)	—
Cash distributions to unitholders	(18,160)	(13,724)
Net cash provided by (used in) financing activities	(17,811)	(13,624)

Increase (decrease) for the period	337	(100)
Beginning of period	105	183
End of period	$442	$83

Note 15:   Subsequent Event

On July 22, 2008, SemGroup, L.P. and certain subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  Affiliates of SemGroup, L.P. purchase Hiland Partners natural gas liquids and condensate, primarily at their Bakken and Badlands plants and gathering systems.  During the second quarter 2008, Hiland Partners increased their allowance for doubtful accounts and bad debt expense by $8.1 million for related product sales through June 30, 2008. On October 20, 2008, the United States Bankruptcy Court for the District of Delaware entered an order approving the assumption of a Natural Gas Liquids Marketing Agreement (the “SemStream Agreement”) between SemStream, L.P., an affiliate of SemGroup, L.P., and Hiland Partners relating to the sale of natural gas liquids and condensate at our Bakken and Badlands plants and gathering systems. As a result of the assumption, and in accordance with the order, on October 21, 2008, SemStream paid $12.1 million to Hiland Partners, representing amounts owed to Hiland Partners from SemStream for June and July 2008 product sales under the SemStream Agreement. The assumption of the SemStream Agreement restores Hiland Partners and SemStream, L.P. to their pre-bankruptcy contractual relationship.

Hiland Partners’ third quarter results of operations reflect a reversal of $7.8 million of the $8.1 million allowance for doubtful accounts and bad debt expense previously recorded on their income statement in the second quarter of 2008. After receipt of the October 21 payment, Hiland Partners’ total pre-petition credit exposure to SemGroup, related to condensate sales to SemCrude, LLC, and outside of the SemStream Agreement, is approximately $0.3 million, which Hiland Partners’ has reserved as of September 30, 2008.

On October 7, 2008, Hiland Partners entered into a floating-to-fixed interest rate swap agreement with an investment grade counterparty whereby they pay a monthly fixed interest rate of 2.245% and receive a monthly variable rate based on the one month posted LIBOR interest rate on a notional amount of $100.0 million.  This swap agreement is effective on January 2, 2009 and terminates on January 1, 2010.

Cautionary Statement About Forward-Looking Statements

This Report on Form 10-Q includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding our plans, goals, beliefs or current expectations. Statements using words such as “anticipate,” “believe,” “intend,” “project,” “plan,” “continue,” “estimate,” “forecast,” “may,” “will” or similar expressions help identify forward-looking statements. Although we believe such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that every objective will be reached.

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

•                  because of the natural decline in production from existing wells, our success depends on Hiland Partners’ ability to obtain new supplies of natural gas, which involves factors beyond its control.  Any decrease in supplies of natural gas in Hiland Partners’ areas of operation could adversely affect Hiland Partners’ business and operating results;

•                  the completion of significant, unbudgeted expansion projects may require debt and/or equity financing which may not be available to Hiland Partners on acceptable terms, or at all;

•                  increases in interest rates could increase Hiland Partners’ borrowing costs, adversely impact its unit price and its ability to issue additional equity, which could have an adverse effect on Hiland Partners’ cash flows and its ability to fund its growth; and

•      Hiland Partners’ cash flow is affected by the volatility of natural gas and NGL product prices, which could adversely affect its ability to make distributions to us.

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

Disruption to functioning of capital markets

Multiple events during 2008 involving numerous financial institutions have effectively restricted current liquidity within the capital markets throughout the United States and around the world. Despite efforts by treasury and banking regulators in the United States, Europe and other nations around the world to provide liquidity to the financial sector, capital markets currently remain constrained. We expect that ours and Hiland Partners’ ability to raise debt and equity at prices that are similar to offerings in recent years to be limited over the next three to six months and possibly longer should capital markets remain constrained.

In the weeks following the third quarter, our unit price declined to a closing low of $8.41 on October 10, 2008. Since that date our unit price recovered partially to a level of $[ • ] on November 7, 2008. Hiland Partners currently intends to move forward with its planned internal growth projects, and in the near-term Hiland Partners will focus on maintaining sufficient liquidity to fund its growth programs, see “Liquidity and Capital Resources.” Maintaining adequate liquidity may involve the issuance of debt and/or equity at less attractive terms.

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

Hiland Partners is required by its partnership agreement to distribute all of its cash on hand at the end of each quarter, after establishing reserves to provide for the proper conduct of its business or to provide funds for future distributions. Hiland Partners announced its quarterly distribution of $0.88 per unit for the quarter ended September 30, 2008. This distribution will be paid on November 14, 2008 to unitholders of record on November 4, 2008.

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

Cash Distributions.   The following table sets forth the distributions that we have received from Hiland Partners during the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
Hiland Partner’s Distributions	2008	2007	2008	2007
Common units	$2,002	$953	$4,114	$2,808
Subordinated units	2,640	2,989	9,259	8,803
Ownership interest in Hiland Partners’ general partner	208	158	584	459
General partners’ incentive distribution rights	2,107	932	5,388	2,433
	$6,957	$5,032	$19,345	$14,503

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

Hiland Partners manages its business and analyzes and reports its results of operations on a segment basis. Hiland Partners’ operations are divided into two business segments:

•    Midstream Segment, which is engaged in purchasing, gathering, compressing, dehydrating, treating, processing and marketing of natural gas and the fractionating and marketing of NGLs. The midstream segment generated 96.4% and 94.5% of total segment margin for the three months ended September 30, 2008 and 2007, respectively, and 95.7% and 93.8% of total segment margin for the nine months ended September 30, 2008 and 2007, respectively.

•    Compression Segment, which is engaged in providing air compression and water injection services for oil and gas secondary recovery operations that are ongoing in North Dakota. The compression segment generated 3.6% and 5.5% of total segment margin for the three months ended September 30, 2008 and 2007, respectively, and 4.3% and 6.2% of total segment margin for the nine months ended September 30, 2008 and 2007, respectively.

Hiland Partners’ midstream assets currently consist of 14 natural gas gathering systems with approximately 2,087 miles of gas gathering pipelines, five natural gas processing plants, seven natural gas treating facilities and three NGL fractionation facilities.  Hiland Partners’ compression assets consist of two air compression facilities and a water injection plant.

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

Recent Events

Hiland Partners Distribution Increase.   On October 24, 2008, Hiland Partners declared a cash distribution for the third quarter of 2008. This declared quarterly distribution on its common and subordinated units increased to $0.88 per unit (an annualized rate of $3.52 per unit) from its most recent distribution of $0.8625 per unit (an annualized rate of $3.45 per unit). This represents a 2.0% increase over the prior quarter and a 16.6% increase over the distribution for the same quarter of the prior year. The distribution will be paid on November 14, 2008 to unitholders of record on November 4, 2008. Under Hiland Partners’ partnership agreement, generally, its general partner is entitled to 15% of the amount it distributes to each unitholder in excess of $0.495 per unit per quarter up to $0.5625 per unit per quarter, 25% of the amount it distributes to each unitholder in excess of $0.5625 per unit per quarter up to $0.675 per unit per quarter and 50% of the excess over $0.675 per unit per quarter.

Our Distribution Increase.   On October 24, 2008, we declared a cash distribution for the third quarter of 2008. This declared quarterly distribution on our common units increased to $0.3175 per unit (an annualized rate of $1.27 per unit) from our most recent distribution of $0.305 per unit (an annualized rate of $1.22 per unit). This represents a 4.1% increase over the prior quarter and a 38.0% increase over the distribution for the same quarter of the prior year. The distribution will be paid on November 19, 2008 to unitholders of record on November 4, 2008.

Significant Trade Account Receivable.  On July 22, 2008, SemGroup, L.P. and certain subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  Affiliates of SemGroup, L.P. purchase Hiland Partners’ natural gas liquids and condensate, primarily at its Bakken and Badlands plants and gathering systems.  During the second quarter 2008, Hiland Partners increased its allowance for doubtful accounts and bad debt expense by $8.1 million for related  product sales through June 30, 2008. On October 20, 2008, the United States Bankruptcy Court for the District of Delaware entered an order approving the assumption of a Natural Gas Liquids Marketing Agreement (the “SemStream Agreement”) between SemStream, L.P., an affiliate of SemGroup, L.P., and Hiland Partners relating to the sale of natural gas liquids and condensate at its Bakken and Badlands plants and gathering systems. As a result of the assumption, and in accordance with the order, on October 21, 2008, SemStream paid $12.1 million to Hiland Partners, representing amounts owed to them from SemStream for June and July 2008 product sales under the SemStream Agreement. The assumption of the SemStream Agreement restores Hiland Partners and SemStream, L.P. to its pre-bankruptcy contractual relationship.

Third quarter results of operations reflect a reversal of $7.8 million of the $8.1 million allowance for doubtful accounts and bad debt expense previously recorded on the statement of operations in the second quarter of 2008. After receipt of the October 21 payment, Hiland Partners’ total pre-petition credit exposure to SemGroup, related to condensate sales to SemCrude, LLC, and outside of the SemStream Agreement, is approximately $0.3 million, which Hiland Partners’ has reserved as of September 30, 2008.

Financial Hedge Agreement.  On October 7, 2008, Hiland Partners entered into a floating-to-fixed interest rate swap agreement with an investment grade counterparty whereby Hiland Partners pays a monthly fixed interest rate of 2.245% and receives a monthly variable rate based on the one month posted LIBOR interest rate on a notional amount of $100.0 million.  The swap agreement is effective January 2, 2009 and terminates on January 1, 2010.

Organic Growth Projects. During the second quarter 2008, Hiland Partners entered into an agreement with CLR to construct and operate gathering pipelines, processing plants and related facilities in the Bakken Shale play in northwestern North Dakota in which CLR has dedicated approximately 129,000 gross acres to Hiland Partners. The initial term of the agreement is for 10 years and grants Hiland Partners the right to process natural gas, share in the sales proceeds of the natural gas liquids and residue gas and receive certain fixed fees for treating the natural gas. Hiland Partners plans to make an initial capital investment of approximately $10.0 million by the end of 2008 with additional investments of up to $17.0 million over the next three years to build processing and treating facilities and install field gathering, compression and associated equipment.  As of September 30, 2008, Hiland Partners has initially invested $0.4 million in the project. The expected startup of the initial phase of the project should occur no later than the second quarter of 2009.

During the third quarter of 2008, Hiland Partners invested approximately $10.4 million to expand the Woodford Shale gathering system’s throughput capacity to approximately 65,000 Mcf/d.

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

Set forth in the tables below are certain financial and operating data for the periods indicated.

	Three Months Ended September 30,
	2008	2007
	(in thousands)
Total Segment Margin Data:
Midstream revenues	$114,548	$66,431
Midstream purchases	81,895	45,789
Midstream segment margin	32,653	20,642
Compression revenues (1)	1,205	1,205
Total segment margin (2)	$33,858	$21,847

Summary of Operations Data:
Midstream revenues	$114,548	$66,431
Compression revenues	1,205	1,205
Total revenues	115,753	67,636

Midstream purchases (exclusive of items shown separately below)	81,895	45,789
Operations and maintenance	7,881	6,157
Depreciation, amortization and accretion	9,842	7,870
Bad debt	(7,799)	—
General and administrative	2,597	2,054
Total operating costs and expenses	94,416	61,870
Operating income	21,337	5,766
Other income (expense), net	(3,349)	(3,164)
Income before minority interest in income of Hiland Partners, LP	17,988	2,602
Minority interest in income of Hiland Partners, LP	(6,800)	(867)
Net income	$11,188	$1,735

Hiland Partners Operating Data:
Inlet natural gas (MCF/d)	261,345	219,544
Natural gas sales (MMBTU/d)	95,889	84,281
NGL sales (Bbls/d)	6,036	4,721

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Total Segment Margin Data:
Midstream revenues	$319,058	$191,691
Midstream purchases	238,586	137,320
Midstream segment margin	80,472	54,371
Compression revenues (1)	3,615	3,615
Total segment margin (2)	$84,087	$57,986

Summary of Operations Data:
Midstream revenues	$319,058	$191,691
Compression revenues	3,615	3,615
Total revenues	322,673	195,306

Midstream purchases (exclusive of items shown separately below)	238,586	137,320
Operations and maintenance	22,201	16,108
Depreciation, amortization and accretion	28,513	22,222
Bad debt	304	—
General and administrative	7,615	6,383
Total operating costs and expenses	297,219	182,033
Operating income	25,454	13,273
Other income (expense), net	(10,132)	(7,570)
Income before minority interest in income of Hiland Partners, LP	15,322	5,703
Minority interest in income of Hiland Partners, LP	(4,402)	(2,080)
Net income	$10,920	$3,623

Hiland Partners Operating Data:
Inlet natural gas (MCF/d)	245,098	210,878
Natural gas sales (MMBTU/d)	89,615	78,998
NGL sales (Bbls/d)	5,763	4,340

(1) Compression revenues and compression segment margin are the same. There are no compression purchases associated with the compression segment.

(2) Reconciliation of total segment margin to operating income:

	Three Months Ended September 30,
	2008	2007
	(in thousands)
Reconciliation of Total Segment Margin to Operating Income
Operating income	$21,337	$5,766
Add:
Operations and maintenance expenses	7,881	6,157
Depreciation, amortization and accretion	9,842	7,870
Bad debt	(7,799)	—
General and administrative expenses	2,597	2,054
Total segment margin	$33,858	$21,847

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Reconciliation of Total Segment Margin to Operating Income
Operating income	$25,454	$13,273
Add:
Operations and maintenance expenses	22,201	16,108
Depreciation, amortization and accretion	28,513	22,222
Bad debt	304	—
General and administrative expenses	7,615	6,383
Total segment margin	$84,087	$57,986

We view total segment margin, a non-GAAP financial measure, as an important performance measure of the core profitability of our operations because it is directly related to our volumes and commodity price changes. We review total segment margin monthly for a consistency and trend analysis. We define midstream segment margin as midstream revenue less midstream purchases. Midstream purchases include the following costs and expenses: cost of natural gas and NGLs purchased by us from third parties, cost of natural gas and NGLs purchased by us from affiliates, and the cost of crude oil purchased by us from third parties. We define compression segment margin as the revenue derived from our compression segment. Our total segment margin may not be comparable to similarly titled measures of other companies as other companies may not calculate total segment margin in the same manner.

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007

Revenues.  Total revenues (midstream and compression) were $115.7 million for the three months ended September 30, 2008 compared to $67.6 million for the three months ended September 30, 2007, an increase of $48.1 million, or 71.1%.  This $48.1 million increase was primarily due to: (i) increased natural gas sales volumes of 15,830 MMBtu/day (MMBtu per day) and increased NGL sales volumes of 609 Bbls/day (Bbls per day) related to the Woodford Shale gathering system, (ii) increased NGL sales volumes of 646 Bbls/day attributable to the expanded Badlands gathering system, including the nitrogen rejection plant, which commenced operation in August 2007 and (iii) significantly higher average realized natural gas and NGL sales prices for the three months ended September 30, 2008 as compared to the same period in 2007, resulting in increased revenues for nearly all of the gathering systems.  Revenues from compression assets were the same for both periods.

Midstream revenues were $114.5 million for the three months ended September 30, 2008 compared to $66.4 million for the three months ended September 30, 2007, an increase of $48.1 million, or 72.4%. Of this $48.1 million increase in midstream revenues, approximately $13.3 million was attributable to revenues from increased natural gas and NGL sales volumes at the Woodford Shale, Badlands, Bakken and Matli gathering systems and approximately $34.8 million was attributable to significantly higher average realized natural gas and NGL sales prices for the three months ended September 30, 2008 as compared to the same period in 2007, resulting in increased revenues for all of the gathering systems.

Inlet natural gas was 261,345 Mcf/d (Mcf per day) for the three months ended September 30, 2008 compared to 219,544 Mcf/d for the three months ended September 30, 2007, an increase of 41,801 Mcf/d, or 19.0%.  This increase is primarily attributable to volume growth at the Woodford Shale and Badlands gathering systems offset by volume declines at the Eagle Chief and Worland gathering systems.

Natural gas sales volumes were 95,889 MMBtu/d for the three months ended September 30, 2008 compared to 84,281 MMBtu/d for the three months ended September 30, 2007, an increase of 11,608 MMBtu/d, or 13.8%.  This 11,608 MMBtu/d net increase in natural gas sales volumes was attributable to increased natural gas sales volumes at the Woodford Shale, Bakken and Matli gathering systems offset by reduced natural gas sales volumes at the Eagle Chief, Worland and Kinta gathering systems.

NGL sales volumes were 6,036 Bbls/d for the three months ended September 30, 2008 compared to 4,721 Bbls/d for the three months ended September 30, 2007, an increase of 1,315 Bbls/d, or 27.9%.  This net increase is primarily attributable to volume growth at the Woodford Shale and Badlands gathering systems.

Average realized natural gas sales prices were $7.57 per MMBtu for the three months ended September 30, 2008 compared to $5.20 per MMBtu for the three months ended September 30, 2007, an increase of $2.37 per MMBtu, or 45.6%.  Average realized NGL sales prices were $1.55 per gallon for the three months ended September 30, 2008 compared to $1.16 per gallon for the three months ended September 30, 2007, an increase of $0.39 per gallon or 33.6%.  The increase in our average realized natural gas and NGL sales prices was primarily a result of significantly higher index prices for natural gas and posted prices for NGLs during the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Cash received from our counterparty on cash flow swap contracts for natural gas derivative transactions that closed during the three months ended September 30, 2008 totaled $1.1 million compared to $1.5 million for the three months ended September 30, 2007.  The $1.1 million gain for the three months ended September 30, 2008 increased averaged realized natural gas prices to $7.57 per MMBtu from $7.44 per MMBtu, an increase of $0.13 per MMBtu.  The $1.5 million gain for the three months ended September 30, 2007 increased averaged realized natural gas prices to $5.20 per MMBtu from $5.00 per MMBtu, an increase of $0.20 per MMBtu. Cash paid to our counterparty on cash flow swap contracts for NGL derivative transactions that closed during the three months ended September 30, 2008 totaled $2.5 million compared to $0.6 million for the three months ended September 30, 2007.   The $2.5 million loss for the three months ended September 30, 2008 reduced averaged realized NGL prices to $1.55 per gallon from $1.65 per gallon, a decrease of $0.10 per gallon. The $0.6 million loss for the three months ended September 30, 2007 reduced averaged realized NGL prices to $1.16 per gallon from $1.18 per gallon, a decrease of $0.02 per gallon.

Compression revenues were $1.2 million for the each of the three months ended September 30, 2008 and 2007.

Midstream Purchases.  Midstream purchases were $81.9 million for the three months ended September 30, 2008 compared to $45.8 million for the three months ended September 30, 2007, an increase of $36.1 million, or 78.9%.  The $36.1 million increase is primarily due to volume growth at the Woodford Shale gathering system, the expanded Badlands gathering system, including the nitrogen rejection plant, which commenced operation in August 2007 and higher natural gas and NGL purchase prices, resulting in increased midstream purchases for all of the gathering systems.

 Midstream Segment Margin .  Midstream segment margin was $32.6 million for the three months ended September 30, 2008 compared to $20.6 million for the three months ended September 30, 2007, an increase of $12.0 million, or 58.2%.  The increase is primarily due to favorable gross processing spreads, significantly higher average realized natural gas and NGL prices, volume growth at the Woodford Shale gathering system and volume growth at the expanded Badlands gathering system, including the nitrogen rejection plant, which commenced operations in August 2007.  As a percent of midstream revenues, midstream segment margin was 28.5% and 31.1% for the three months ended September 30, 2008 and 2007, respectively, a reduction of 2.6%.  This reduction is attributable to net losses on closed/settled derivative transactions and unrealized non-cash losses on derivative transactions for the three months ended September 30, 2008 totaling $1.3 million, after being offset by an unrealized non-cash gain of $5.6 million related to a non-qualifying mark-to-market cash flow derivative for forecasted sales in 2010, compared to net gains of $0.9 million on closed/settled derivative transactions and unrealized non-cash gains on derivative transactions for the three months ended September 30, 2007.

Operations and Maintenance.  Operations and maintenance expense totaled $7.9 million for the three months ended September 30, 2008 compared with $6.2 million for the three months ended September 30, 2007, an increase of $1.7 million, or 28.0%. Of this increase, $1.2 million was attributable to increased operations and maintenance at the expanded Badlands gathering system and $0.4 million was attributable to increased operations and maintenance at the Woodford Shale gathering system.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expense totaled $9.8 million for the three months ended September 30, 2008 compared with $7.9 million for the three months ended September 30, 2007, an increase of $2.0 million, or 25.1%.  Of this increase, $0.6 million was attributable to increased depreciation on the expanded Badlands gathering system, $0.7 million was attributable to the Woodford Shale gathering system and $0.3 million was attributable to increased depreciation on the Bakken gathering system.

Bad Debt.  During the three months ended September 30, 2008, Hiland Partners recorded a reversal of an uncollectible trade accounts receivable of $7.8 million related to a receivable from a significant customer in which they had previously reserved an allowance for uncollectible accounts of $8.1 million during the second quarter of 2008. Accordingly, Hiland Partners has decreased its reserve for uncollectible accounts to $0.3 million, which represents the remaining potential exposure to this significant customer. Neither we nor Hiland Partners had any bad debts for the three months ended September 30, 2007.

General and Administrative.  General and administrative expense totaled $2.6 million for the three months ended September 30, 2008 compared with $2.1 million for the three months ended September 30, 2007, an increase of $0.5 million, or 26.4%. Salaries expense increased by $0.5 million as a result of increased non-cash unit based compensation and increased staffing during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

Other Income (Expense). Other income (expense) totaled $(3.3) million for the three months ended September 30, 2008 compared with $(3.2) million for the three months ended September 30, 2007, an increase in expense of $0.2 million.  The increase is primarily attributable to additional interest expense from borrowings on our credit facility to fund expansions at the Badlands gathering system, the Woodford Shale gathering system, and the Kinta gathering systems, after being offset by lower interest rates incurred during the three months ended September 30, 2008 compared to interest rates incurred during the three months ended September 30, 2007.

Minority Interest.   Minority interest in income of Hiland Partners, which represents the allocation of Hiland Partners loss or earnings to its limited partner interests not owned by Hiland Holdings, totaled $6.8 million for the three months ended September 30, 2008 compared to $0.9 million for the three months ended September 30, 2007, an increase of $5.9 million.

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007

Revenues.  Total revenues (midstream and compression) were $322.7 million for the nine months ended September 30, 2008 compared to $195.3 million for the nine months ended September 30, 2007, an increase of $127.4 million, or 65.2%.  This $127.4 million increase was primarily due to: (i) increased natural gas sales volumes of 14,052 MMBtu/day (MMBtu per day) and increased NGL sales volumes of 901 Bbls/day (Bbls per day) related to the Woodford Shale gathering system which commenced operation in April 2007, (ii) increased NGL sales volumes of 467 Bbls/day attributable to the expanded Badlands gathering system, including the nitrogen rejection plant, which commenced operation in August 2007 and (iii) significantly higher average realized natural gas and NGL sales prices for the nine months ended September 30, 2008 as compared to the same period in 2007, resulting in increased revenue at all of the gathering systems.  Revenues from compression assets were the same for both periods.

Midstream revenues were $319.1 million for the nine months ended September 30, 2008 compared to $191.7 million for the nine months ended September 30, 2007, an increase of $127.4 million, or 66.4%. Of this $127.4 million increase in midstream revenues, approximately $37.1 million was attributable to revenues from increased natural gas and NGL sales volumes at the Woodford Shale, Badlands, Bakken and Matli gathering systems and approximately $90.3 million was attributable to significantly higher average realized natural gas and NGL sales prices for the nine months ended September 30, 2008 as compared to the same period in 2007, resulting in increased revenues for all of the gathering systems.

Inlet natural gas was 245,098 Mcf/d (Mcf per day) for the nine months ended September 30, 2008 compared to 210,878 Mcf/d for the nine months ended September 30, 2007, an increase of 34,220 Mcf/d, or 16.2%.  This increase is primarily attributable to volume growth at the Woodford Shale and Badlands gathering systems offset by volume declines at the Eagle Chief and Kinta gathering systems.

Natural gas sales volumes were 89,615 MMBtu/d for the nine months ended September 30, 2008 compared to 78,998 MMBtu/d for the nine months ended September 30, 2007, an increase of 10,617 MMBtu/d, or 13.4%.  This 10,617 MMBtu/d net increase in natural gas sales volumes was attributable to increased natural gas sales volumes at the Woodford Shale, Bakken and Matli gathering systems offset by reduced natural gas sales volumes at the Eagle Chief and Kinta gathering systems.

NGL sales volumes were 5,763 Bbls/d for the nine months ended September 30, 2008 compared to 4,340 Bbls/d for the nine months ended September 30, 2007, a net increase of 1,423 Bbls/d, or 32.8%.  This net increase is primarily attributable to volume growth at the Woodford Shale and Badlands gathering systems.

Average realized natural gas sales prices were $8.00 per MMBtu for the nine months ended September 30, 2008 compared to $5.78 per MMBtu for the nine months ended September 30, 2007, an increase of $2.22 per MMBtu, or 38.4%.  Average realized NGL sales prices were $1.53 per gallon for the nine months ended September 30, 2008 compared to $1.07 per gallon for the nine months ended September 30, 2007, an increase of $0.46 per gallon or 43.0%.  The increase in our average realized natural gas and NGL sales prices was primarily a result of significantly higher index prices for natural gas and posted prices for NGLs during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Cash received from our counterparty on cash flow swap contracts for natural gas derivative transactions that closed during the nine months ended September 30, 2008 totaled $1.4 million compared to $3.5 million for the nine months ended September 30, 2007.  The $1.4 million gain for the nine months ended September 30, 2008 increased averaged realized natural gas prices to $8.00 per MMBtu from $7.95 per MMBtu, an increase of $0.05 per MMBtu.  The $3.5 million gain for the nine months ended September 30, 2007 increased averaged realized natural gas prices to $5.78 per MMBtu from $5.62 per MMBtu, an increase of $0.16 per MMBtu.  Cash paid to our counterparty on cash flow swap contracts for NGL derivative transactions that closed during the nine months ended September 30, 2008 totaled $7.9 million compared to $1.1 million for the nine months ended September 30, 2007.   The $7.8 million loss for the nine months ended September 30, 2008 reduced averaged realized NGL prices to $1.53 per gallon from $1.64 per gallon, a decrease of $0.11 per gallon. The $1.1 million loss for the nine months ended September 30, 2007 reduced averaged realized NGL prices to $1.07 per gallon from $1.09 per gallon, a decrease of $0.02 per gallon.

Compression revenues were $3.6 million for the each of the nine months ended September 30, 2008 and 2007.

Midstream Purchases.  Midstream purchases were $238.6 million for the nine months ended September 30, 2008 compared to $137.3 million for the nine months ended September 30, 2007, an increase of $101.3 million, or 73.7%.  The $101.3 million increase is primarily due to volume growth at the Woodford Shale gathering system which commenced operation in April 2007, the expanded Badlands gathering system, including the nitrogen rejection plant, which commenced operation in August 2007 and higher natural gas and NGL purchase prices, resulting in increased midstream purchases for all of the gathering systems.

 Midstream Segment Margin .  Midstream segment margin was $80.5 million for the nine months ended September 30, 2008 compared to $54.4 million for the nine months ended September 30, 2007, an increase of $26.1 million, or 48.0%.  The increase is primarily due to favorable gross processing spreads, significantly higher average realized natural gas and NGL prices, volume growth at the Woodford Shale gathering system which commenced operation in April 2007 and volume growth at the expanded Badlands gathering system, including the nitrogen rejection plant, which commenced operations in August 2007. As a percent of midstream revenues, midstream segment margin was 25.2% and 28.4% for the nine months ended September 30, 2008 and 2007, respectively, a reduction of 3.1%.  This reduction is attributable to net losses on closed/settled derivative transactions and unrealized non-cash losses on derivative transactions for the nine months ended September 30, 2008 totaling $6.4 million, after being offset by an unrealized non-cash gain of $3.6 million related to a non-qualifying mark-to-market cash flow derivative for forecasted sales in 2010, compared to net gains of $2.4 million on closed/settled derivative transactions and unrealized non-cash gains on derivative transactions for the nine months ended September 30, 2007. The increase in midstream segment margin was offset by approximately $2.3 million of forgone margin as a result of the Badlands nitrogen rejection plant being temporarily taken out of service due to equipment failure during the nine months ended September 30, 2008.

Operations and Maintenance.  Operations and maintenance expense totaled $22.2 million for the nine months ended September 30, 2008 compared with $16.1 million for the nine months ended September 30, 2007, an increase of $6.1 million, or 37.8%. Of this increase, $3.6 million was attributable to increased operations and maintenance at the expanded Badlands gathering system and $2.2 million was attributable to increased operations and maintenance at the Eagle Chief, Matli and Woodford Shale gathering systems.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expense totaled $28.5 million for the nine months ended September 30, 2008 compared with $22.2 million for the nine months ended September 30, 2007, an increase of $6.3 million, or 28.3%.  Of this increase, $2.2 million was attributable to increased depreciation on the expanded Badlands gathering system, $1.7 million was attributable to the Woodford Shale gathering system and $1.1 million was attributable to increased depreciation on the Bakken gathering system.

General and Administrative.  General and administrative expense totaled $7.6 million for the nine months ended September 30, 2008 compared with $6.4 million for the nine months ended September 30, 2007, an increase of $1.2 million or 19.3%. Salaries increased $1.4 million in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 due to increased non-cash unit based compensation and increased staffing during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Other Income (Expense). Other income (expense) totaled $(10.1) million for the nine months ended September 30, 2008 compared with $(7.6) million for the nine months ended September 30, 2007, an increase in expense of $2.6 million.  The increase is primarily attributable to additional interest expense from borrowings on our credit facility to fund expansions at the Badlands gathering system, the Woodford Shale gathering system, and the Kinta gathering systems, after being offset by lower interest rates incurred during the nine months ended September 30, 2008 compared to interest rates incurred during the nine months ended September 30, 2007.

Minority Interest.   Minority interest in income of Hiland Partners, which represents the allocation of Hiland Partners loss or earnings to its limited partner interests not owned by Hiland Holdings totaled $4.4 million for the nine months ended September 30, 2008 compared to $2.1 million for the nine months ended September 30, 2007, an increase of $2.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Disruption to Functioning of Capital Markets

Multiple events during 2008 involving numerous financial institutions have effectively restricted current liquidity within the capital markets throughout the United States and around the world. Despite efforts by treasury and banking regulators in the United States, Europe and other nations around the world to provide liquidity to the financial sector, capital markets currently remain constrained. We expect that ours and Hiland Partners’ ability to issue debt and equity at prices that are similar to offerings in recent years will be limited over the next three to six months and possibly longer should capital markets remain constrained. Although Hiland Partners intends to move forward with its planned internal growth projects, Hiland Partners may revise the timing and scope of these projects as necessary to adapt to existing economic conditions and the benefits expected to accrue to our and Hiland Partners’ unitholders from Hiland Partners expansion activities may be muted by substantial cost of capital increases during this period.

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

Cash Flows from Operating Activities

 Cash flows from operating activities decreased by $2.6 million to $25.5 million for the nine months ended September 30, 2008 from $28.2 million for the nine months ended September 30, 2007.  During the nine months ended September 30, 2008 we received cash flows from customers of approximately $303.7 million attributable to increased natural gas and NGLs volumes and significantly higher average realized natural gas and NGL sales prices, had cash payments to our suppliers and employees of approximately $268.5 million and payment of interest expense of $9.7 million, net of amounts capitalized, resulting in cash received from operating activities of $25.5 million. During the same nine month period in 2007, we received cash flows from customers of approximately $196.1 million, had cash payments to our suppliers and employees of approximately $160.4 million and payment of interest expense of $7.5 million, net of amounts capitalized, resulting in cash received from our operating activities of $28.2 million.

Changes in cash receipts and payments are primarily due to the timing of collections at the end of our reporting periods. Hiland Partners collects and pays large receivables and payables at the end of each calendar month. The timing of these payments and receipts may vary by a day or two between month-end periods and cause fluctuations in cash received or paid. Working capital items, exclusive of cash, used $16.6 million of cash flows from operating activities during the nine months ended September 30, 2008 and used $0.6 million in cash flows from operating activities during the nine months ended September 30, 2007.

Net income for the nine months ended September 30, 2008 was $10.9 million, an increase of $7.3 million from a net income of $3.6 million for the nine months ended September 30, 2007.  Depreciation and amortization increased by $6.3 million to $28.4 million for the nine months ended September 30, 2008 from $22.1 million for the nine months ended September 30, 2007.

Cash Flows Used for Investing Activities

Cash flows used for investing activities, which represent investments in property and equipment decreased by $24.8 million to $37.1 million for the nine months ended September 30, 2008 from $61.9 million for the nine months ended September 30, 2007 primarily due to reduced capital investing in the nine months ended September 30, 2008 related to the Badlands nitrogen rejection plant which was under construction during the first nine months of 2007.

Cash Flows from Financing Activities

Cash flows from financing activities decreased to $13.6 million for the nine months ended September 30, 2008 from $32.1 million for the nine months ended September 30, 2007, a decrease of $18.5 million. During the nine months ended September 30, 2008, Hiland Partners borrowed $41.0 million under its credit facility to fund its internal expansion projects, received capital contributions of $1.0 million as a result of issuing Hiland Partners common units due to the exercise of vested unit options, incurred debt issuance costs of $0.4 million associated with the fourth amendment to its credit facility amended in February 2008 and made $0.4 million payments on capital lease obligations. During the nine months ended September 30, 2008, we made distributions of $18.2 million to our unitholders and Hiland Partners distributed $9.9 million to its minority interest unitholders.

During the nine months ended September 30, 2007, Hiland Partners borrowed $54.0 million under its credit facility to fund internal expansion projects, received capital contributions of $1.0 million as a result of issuing common units due to the exercise of vested unit options, incurred debt issuance costs of $0.5 million associated with the third amendment to the credit facility, made $0.2 million payments on capital lease obligations and paid deferred offering costs of $0.2 million associated with Hiland Partners’ S-3/A registration statement filed with the SEC on January 23, 2007. During the nine months ended September 30, 2007, we made distributions of $13.7 million to our unitholders and Hiland Partners distributed $8.5 million to its minority interest unitholders.

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

North Dakota Bakken

Hiland Partners plans to make an initial capital investment of approximately $10.0 million by the end of 2008 with additional investments of up to $17.0 million over the next three years to build gas processing and treating facilities and install field gathering, compression and associated equipment at the Bakken Shale play in northwestern North Dakota in which CLR has dedicated approximately 129,000 gross acres to Hiland Partners.  As of September 30, 2008, Hiland Partners has initially invested $0.4 million in the project.  The expected startup of the initial phase of the project should occur no later than the second quarter of 2009.

Woodford Shale

Hiland Partners is continuing to expand the Woodford Shale gathering system located in the Woodford Shale reservoir area in the Arkoma Basin of southeastern Oklahoma. The gathering system is being designed to provide low-pressure and highly reliable gathering, compression and dehydration services. During the third quarter of 2008, Hiland Partners invested approximately $10.4 million to expand its Woodford Shale gathering system to provide takeaway capacity in excess approximately 65,000 Mcf/d, at 17,400 horsepower of compression. As of September 30, 2008, Hiland Partners has invested a total of $39.8 million in this internal expansion project.

Financial Derivatives and Commodity Hedges

Hiland Partners has entered into certain financial derivative instruments that are classified as cash flow hedges in accordance with SFAS 133 and relate to forecasted sales in 2008 and 2009, and a non-qualifying mark-to-market cash flow derivative that relates to forecasted sales in 2010. Hiland Partners entered into these instruments to hedge the forecasted natural gas and natural gas liquid sales or purchases against the variability in expected future cash flows attributable to changes in market prices. The swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas or natural gas liquids are sold or purchased. Under these swap agreements, Hiland Partners either receives or pays a monthly net settlement that is determined by the difference between a fixed price and a floating price based on certain indices for the relevant contract period for the agreed upon volumes.

The following table provides information about these financial derivative instruments for the periods indicated:

		Average	Fair Value
		Fixed	Asset
Description and Production Period	Volume	Price	(Liability)
	(MMBtu)	(per MMBtu)
Natural Gas - Sold Fixed for Floating Price Swaps
October 2008 - September 2009	2,097,000	$7.42	$4,521
October 2009 - December 2009	534,000	$7.30	1,016
January 2010 - December 2010	2,136,000	$10.50	3,975
			$9,512

	(MMBtu)	(per MMBtu)
Natural Gas - Buy Fixed for Floating Price Swaps
October 2008 - December 2008	180,288	$6.93	$(396)

	(Bbls)	(per Gallon)
Natural Gas Liquids - Sold Fixed for Floating Price Swaps
October 2008 - December 2008	110,442	$1.31	$(1,230)

In addition to the derivative instruments noted in the table above, Hiland Partners has executed one natural gas fixed price physical forward sales contract on 100,000 MMBtu per month with a fixed price of $8.43 per MMBtu for the remainder of 2008.  This contract has been designated as normal sales under SFAS 133 and is therefore not marked to market as a derivative.

Off-Balance Sheet Arrangements

Neither we nor Hiland Partners had any significant off-balance sheet arrangements as of September 30, 2008.

Available Credit

Credit markets in the United States and around the world remain constrained due to a lack of liquidity and confidence in a number of financial institutions. Investors continue to seek perceived safe investments in securities of the United States government rather than corporate issues. Hiland Partners may at times experience difficulty accessing the long-term credit markets due to prevailing market conditions. Additionally, existing constraints in the credit markets may increase the rates Hiland Partners is charged for utilizing these markets. Notwithstanding the continuing weakness in the United States credit markets, Hiland Partners expects that its available liquidity is sufficient to meet its operating and capital requirements into 2009 and for the foreseeable future.

Credit Facilities

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

Indebtedness under the credit facility will bear interest, at our option, at either: (i) an alternate base rate plus an applicable margin ranging from 100 to 150 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 200 to 250 basis points per annum in each case based on our ratio of consolidated funded debt to EBITDA. The alternate base rate is equal to the greatest of: (a) the prime rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the federal funds effective rate in effect on such day plus 1/2 of 1%. We have elected for the indebtedness to bear interest at LIBOR plus the applicable margin. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 2.0%. A commitment fee ranging from 25 to 50 basis points per annum based on our ratio of consolidated funded debt to EBITDA will be payable on the average daily unused portion of the credit facility for the quarter most recently ended. At September 30, 2008, the interest rate on outstanding borrowings from our credit facility was 4.49%.

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

The amount we may borrow under the credit facility is limited to the lesser of: (i) 50% of the sum of the value of the Hiland Partners common and subordinated units and certain other assets held by us and certain of our subsidiaries at the end of each fiscal quarter and (ii) the maximum available amount of the credit facility (currently $25.0 million). For purposes of this calculation, the value of (i) the Hiland Partners common units on any date shall be the closing price for such units as reflected on the Nasdaq National Market on any date and (ii) the Hiland Partners subordinated units on any date shall be deemed to equal 85% of the value of the Hiland Partners common units on such date.

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

As of September 30, 2008, we had $0.7 million outstanding under this credit facility and were in compliance with our financial covenants.  The outstanding $0.7 million, which matures on September 25, 2009,  is included in accrued liabilities and other in the balance sheet.

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

Indebtedness under the credit facility will bear interest, at Hiland Partners’ option, at either: (i) an Alternate Base Rate, as defined therin, plus an applicable margin ranging from 50 to 125 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 150 to 225 basis points per annum based on Hiland Partners’ ratio of consolidated funded debt to EBITDA. The Alternate Base Rate is a rate per annum equal to the greatest of: (a) the Prime Rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the Federal Funds effective rate in effect on such day plus 1/2 of 1%. Hiland Partners has elected for the indebtedness to bear interest at LIBOR plus the applicable margin. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 1.0%. An unused commitment fee ranging from 25 to 50 basis points per annum based on Hiland Partners’ ratio of consolidated funded debt to EBITDA will be payable on the unused portion of the credit facility. During any step-up period, the applicable margin with respect to loans under the credit facility will be increased by 35 basis points per annum and the unused commitment fee will be increased by 12.5 basis points per annum. At September 30, 2008, the interest rate on outstanding borrowings from Hiland Partners’ credit facility was 4.76%.

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

As of September 30, 2008, Hiland Partners had $262.1 million outstanding under its credit facility and was in compliance with its financial covenants.

Impact of Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the periods presented.

Recent Accounting Pronouncements

On April 25, 2008, the Financial Accounting Standards Board (“FASB”) FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” In determining the useful life of an acquired intangible asset, FSP 142-3 removes the requirement from SFAS 142 for an entity to consider whether renewal of the intangible asset requires significant costs or material modifications to the related arrangement. FSP 142-3 also replaces the previous useful life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal.  FSP 142-3 will be effective as of January 1, 2009 and will apply only to intangible assets acquired after that date. Retroactive application to previously acquired intangible assets is prohibited.  The adoption of FSP 142-3 is not expected to have a material impact on our financial position, results of operations or cash flows.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of SFAS 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for periods prior to its initial adoption. SFAS 161 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS 133 and generally increases the level of aggregation/disaggregation that will be required in an entity’s financial statements. We are currently reviewing SFAS 161 to determine the effect it will have on our financial statements and disclosures therein.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) such as fair value hierarchy used to classify the source of information used in fair value measurements (i.e., market based or non-market based) and expands disclosure about fair value measurements based on their level in the hierarchy.  SFAS 157 applies to derivatives and other financial instruments, which SFAS 133 requires be measured at fair value at initial recognition and for all subsequent periods. SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157’s hierarchy defines three levels of inputs that may be used to measure fair value. Level 1 refers to assets that have observable market prices, level 2 assets do not have an “observable price” but do have inputs that are based on such prices in which components have observable data points and level 3 refers to assets in which one or more of the inputs do not have observable prices and calibrated model parameters, valuation techniques or management’s assumptions are used to derive the fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We elected to implement SFAS 157 prospectively in the first quarter of 2008 with the one-year deferral permitted by FASB Staff Position (FSP) 157-2 for nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed on a recurring basis (at least annually). The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plants and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations and restructuring costs for which we use fair value. We do not expect any significant impact to our consolidated financial statements when we implement SFAS 157 for these assets and liabilities.

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

Asset Retirement Obligations.    SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost is allocated to expense using a systematic and rational method and the liability is accreted to measure the change in liability due to the passage of time. The primary impact of SFAS 143 relates to our estimated costs for dismantling and site restoration of certain of our plants and pipelines. Estimating future asset retirement obligations requires us to make estimates and judgments regarding timing, existence of a liability, as well as what constitutes adequate restoration. We use the present value of estimated cash flows related to our asset retirement obligation to determine the fair value, generally as estimated by third party consultants. The present value calculation requires us to make numerous assumptions and judgments, including the ultimate costs of dismantling and site restoration, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligation liability, a corresponding adjustment will be required to the related asset. We believe the estimates and judgments reflected in our financial statements are reasonable but are necessarily subject to the uncertainties we have just described. Accordingly, any significant variance in any of the above assumptions or factors could materially affect our cash flows.

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

Commodity Price Risks.   Hiland Partners profitability is affected by volatility in prevailing NGL and natural gas prices. Historically, changes in the prices of most NGL products have generally correlated with changes in the price of crude oil. NGL and natural gas prices are volatile and are impacted by changes in the supply and demand for NGLs and natural gas, as well as market uncertainty. Hiland Partners cash flow is affected by the volatility of natural gas and NGL product prices, which could adversely affect our ability to make distributions to unitholders. To illustrate the impact of changes in prices for natural gas and NGLs on our operating results, we have provided the table below, which reflects, for the three months ended September 30, 2008 and September 30, 2007, respectively, the impact on our midstream segment margin of a $0.01 per gallon change (increase or decrease) in NGL prices coupled with a $0.10 per MMBtu change (increase or decrease) in the price of natural gas.

		Natural Gas Price Change ($/MMBtu)
		2008		2007
		$0.10	$(0.10)	$0.10	$(0.10)
NGL Price Change ($/gal)	$0.01	$130,000	$156,000	$461,000	$109,000
	$(0.01)	$(159,000)	$(134,000)	$(111,000)	$(464,000)

The increase in commodity exposure is the result of increased natural gas and NGL product volumes in the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The magnitude of the impact on total segment margin of changes in natural gas and NGL prices presented may not be representative of the magnitude of the impact on total segment margin for different commodity prices or contract portfolios. Natural gas prices can also affect our profitability indirectly by influencing the level of drilling activity and related opportunities for our services.

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

		Average	Fair Value
		Fixed	Asset
Description and Production Period	Volume	Price	(Liability)
	(MMBtu)	(per MMBtu)
Natural Gas - Sold Fixed for Floating Price Swaps
October 2008 - September 2009	2,097,000	$7.42	$4,521
October 2009 - December 2009	534,000	$7.30	1,016
January 2010 - December 2010	2,136,000	$10.50	3,975
			$9,512

	(MMBtu)	(per MMBtu)
Natural Gas - Buy Fixed for Floating Price Swaps
October 2008 - December 2008	180,288	$6.93	$(396)

	(Bbls)	(per Gallon)
Natural Gas Liquids - Sold Fixed for Floating Price Swaps
October 2008 - December 2008	110,442	$1.31	$(1,230)

In addition to the derivative instruments noted in the table above, Hiland Partners has executed one natural gas fixed price physical forward sales contract on 100,000 MMBtu per month with a fixed price of $8.43 per MMBtu for the remainder of 2008.  This contract has been designated as normal sales under SFAS No. 133 and is therefore not marked to market as a derivative.

Interest Rate Risk.   We have elected for the indebtedness to bear interest at LIBOR plus the applicable margin.We are exposed to changes in the LIBOR rate as a result of our credit facility and Hiland Partners’ credit facility, which have floating interest rates. As of September 30, 2008 we had approximately $0.7 million of indebtedness outstanding under our credit facility which was used to finance the costs related to the closing of our $25.0 million secured revolving credit facility. As of September 30, 2008, Hiland Partners had approximately $262.1 million of indebtedness outstanding under its credit facility. The impact of a 100 basis point increase in interest rates on the amount of current debt would, for the remainder of 2008, result in an annualized increase in interest expense and a corresponding decrease in annualized net income of approximately $2.6 million. On October 7, 2008, Hiland Partners entered into a floating-to-fixed interest rate swap agreement with an investment grade counterparty whereby they pay a monthly fixed interest rate of 2.245% and receive a monthly variable rate based on the one month posted LIBOR interest rate on a notional amount of $100.0 million.  This swap agreement is effective on January 2, 2009 and terminates on January 1, 2010.

Credit Risk.   Counterparties pursuant to the terms of their contractual obligations expose Hiland Partners to potential losses as a result of nonperformance. Hiland Partners’ five largest customers for the three months ended September 30, 2008 accounting for approximately 18%, 14%, 10%, 7% and 5%, respectively, of revenues. Consequently, changes within one or more of these companies’

operations have the potential to impact, both positively and negatively, our credit exposure and make us subject to risks of loss resulting from nonpayment or nonperformance by these or any of Hiland Partners’ other customers. Any material nonpayment or nonperformance by its key customers could materially and adversely affect our business, financial condition or results of operations and reduce Hiland Partners’ ability to make distributions to its unitholders. Furthermore, some of Hiland Partners’ customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to Hiland Partners. Hiland Partners’ counterparties for Hiland Partners’ derivative instruments as of September 30, 2008 are BP Energy Company and Bank of Oklahoma, N.A.

On July 22, 2008, SemGroup, L.P. and certain subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  Affiliates of SemGroup, L.P. purchase Hiland Partners natural gas liquids and condensate, primarily at their Bakken and Badlands plants and gathering systems.  During the second quarter 2008, Hiland Partners increased their allowance for doubtful accounts and bad debt expense by $8.1 million for related product sales through June 30, 2008. On October 20, 2008, the United States Bankruptcy Court for the District of Delaware entered an order approving the assumption of a Natural Gas Liquids Marketing Agreement (the “SemStream Agreement”) between SemStream, L.P., an affiliate of SemGroup, L.P., and Hiland Partners relating to the sale of natural gas liquids and condensate at our Bakken and Badlands plants and gathering systems. As a result of the assumption, and in accordance with the order, on October 21, 2008, SemStream paid $12.1 million to Hiland Partners, representing amounts owed to Hiland Partners from SemStream for June and July 2008 product sales under the SemStream Agreement. The assumption of the SemStream Agreement restores Hiland Partners and SemStream, L.P. to their pre-bankruptcy contractual relationship.

Hiland Partners’ third quarter results of operations reflect a reversal of $7.8 million of the $8.1 million allowance for doubtful accounts and bad debt expense previously recorded on their income statement in the second quarter of 2008. After receipt of the October 21 payment, Hiland Partners’ total pre-petition credit exposure to SemGroup, related to condensate sales to SemCrude, LLC, and outside of the SemStream Agreement, is approximately $0.3 million, which Hiland Partners’ has reserved as of September 30, 2008.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a)          Evaluation of disclosure controls and procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008, to ensure that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

(b) Changes in internal control over financial reporting.

During the three months ended September 30, 2008, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Inherent in an Investment in Us

Increases in interest rates could increase our borrowing costs, adversely impact our unit price and our ability to issue additional equity, which could have an adverse effect on our cash flows and our ability to fund our growth.

Due to the recent volatility and decline in the credit markets, the interest rate on our credit facility could increase, which would reduce our cash flows.  In addition, interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly.  As with other yield-oriented securities, the market price for our units will be affected by the level of our cash distributions and implied distribution yield.  The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes.  Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse effect on our unit price and our ability to issue additional equity in order to make acquisitions, to reduce debt or for other purposes.

Our cash flow is affected by the volatility of natural gas and NGL product prices, which could adversely affect our ability to make distributions to unitholders.

We are subject to significant risks due to frequent and often substantial fluctuations in commodity prices. In the past, the prices of natural gas and NGLs have been extremely volatile, and we expect this volatility to continue. The markets and prices for natural gas and NGLs depend upon factors beyond our control. These factors include demand for crude oil, natural gas and NGLs, which fluctuate with changes in market and economic conditions and other factors, including:

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

Hiland Partners’ operates under two types of contractual arrangements under which its total segment margin is exposed to increases and decreases in the price of natural gas and NGLs: percentage-of-proceeds and percentage-of-index arrangements. Under percentage-of-proceeds arrangements, Hiland Partners generally purchases natural gas from producers for an agreed percentage of proceeds or upon an index related price, and then sell the resulting residue gas and NGLs or NGL products at index related prices. Under percentage-of-index arrangements, Hiland Partners purchases natural gas from producers at a fixed percentage of the index price for the natural gas Hilnad Partners produces and subsequently sell the residue gas and NGLs or NGL products at market prices. Under both of these types of contracts Hiland Partners’ revenues and total segment margin increase or decrease, whichever is applicable, as the price of natural gas and NGLs fluctuates.

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

Because of the natural decline in production from existing wells, our success depends on Hiland Partners’ ability to obtain new supplies of natural gas, which involves factors beyond its control.  Any decrease in supplies of natural gas in Hiland Partners’ areas of operation could adversely affect Hiland Partners’ business and operating results.

Hiland Partners’ gathering systems and processing plants are dependent on the level of production from oil and natural gas wells that supply its systems with natural gas and from which production will naturally decline over time.  As a result, Hiland Partners’ cash flows associated with these wells will also decline over time.  In order to maintain or increase throughput volume levels on Hiland Partners’ gathering systems and the asset utilization rates at its natural gas processing plants, Hiland Partners must continually obtain new supplies.  The primary factors affecting Hiland Partners’ ability to obtain new supplies of natural gas and attract new customers to its assets are: the level of successful drilling activity near Hiland Partners’ gathering systems and its ability to compete with other gathering and processing companies for volumes from successful new wells.

The level of natural gas drilling activity is dependent on economic and business factors beyond Hiland Partners’ control.  The primary factors that impacts drilling decisions are crude oil and natural gas prices.  Sustained declines in crude oil and natural gas prices could result in decreases in exploration and development activities in the fields served by Hiland Partners’ assets, which would lead to reduced utilization of these assets.

In addition, producers may decrease their activity levels due to the current deterioration in the credit markets.  Many of Hiland Partners’ customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity.   Recently, there has been a significant decline in the credit markets and the availability of credit.  Additionally, many of Hiland Partners’ customers’ equity values have substantially declined.  The combination of a reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may result in a significant reduction in Hiland Partners’ customers’ spending.  For example, a number of Hiland Partners’ customers have announced reduced capital expenditure budgets for the remainder of 2008 and 2009.

Other factors that impact production decisions include producers’ capital budget limitations, the ability of producers to obtain necessary drilling and other governmental permits and regulatory changes.  Because of these factors, even if additional crude oil or natural gas reserves were discovered in areas served by Hiland Partners’ assets, producers may choose not to develop those reserves.  If Hiland Partners was not able to obtain new supplies of natural gas to replace the natural decline in volumes from existing wells due to reductions in drilling activity or competition, throughput volumes on its pipelines and the utilization rates of its processing facilities would decline, which could have a material adverse effect on Hiland Partners’ business, results of operations and financial condition.

Completion of significant, unbudgeted expansion projects may require debt and/or equity financing which may not be available to Hiland Partners on acceptable terms, or at all.

Hiland Partners plans to fund its expansion capital expenditures, including any future expansions it may undertake, with proceeds from sales of its debt and equity securities and borrowings under its revolving credit facility; however, we cannot be certain that Hiland Partners will be able to issue its debt and equity securities on terms or in the proportions that we expect, or at all, and Hiland Partners may be unable refinance its revolving credit facility when it expires.   In addition, Hiland Partners may be unable to obtain adequate funding under its current revolving credit facility because its lending counterparties may be unwilling or unable to meet their funding obligations.

Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The debt and equity capital markets have been exceedingly distressed. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions have made, and will likely continue to make, it difficult to obtain funding.

The cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly. Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to our current debt and reduced and, in some cases, ceased to provide funding to borrowers.

A significant increase in Hiland Partners’ indebtedness, or an increase in Hiland Partners’ indebtedness that is proportionately greater than its issuances of equity, as well as the credit market and debt and equity capital market conditions discussed above could negatively impact Hiland Partners’ ability to remain in compliance with the financial covenants under its revolving credit agreement which could have a material adverse effect on its financial condition, results of operations and cash flows. If Hiland Partners is unable to finance its expansion projects as expected, it could be required to seek alternative financing, the terms of which may not be attractive to Hiland Partners, or to revise or cancel its expansion plans.  If Hiland Partners is unable to finance its expansion projects as expected, this could have a material adverse effect on Hiland Partners’ operations, which could reduce Hiland Partners’ ability to make distributions to its unitholders, including us.

Increases in interest rates could increase Hiland Partners’ borrowing costs, adversely impact its unit price and its ability to issue additional equity, which could have an adverse effect on Hiland Partners’ cash flows and its ability to fund its growth.

Due to the recent volatility and decline in the credit markets, the interest rate on Hiland Partners’ credit facility could increase, which would reduce its cash flows.  In addition, interest rates on future credit facilities and debt offerings could be higher than current levels, causing Hiland Partners’ financing costs to increase accordingly.  As with other yield-oriented securities, the market price for Hiland Partners’ units will be affected by the level of its cash distributions and implied distribution yield.  The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes.  Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in Hiland Partners’ units, and a rising interest rate environment could have an adverse effect on Hiland Partners’ unit price and its ability to issue additional equity in order to make acquisitions, to reduce debt or for other purposes.

Hiland Partners’ cash flow is affected by the volatility of natural gas and NGL product prices, which could adversely affect its ability to make distributions to us.

Hiland Partners is subject to significant risks due to frequent and often substantial fluctuations in commodity prices. In the past, the prices of natural gas and NGLs have been extremely volatile, and we expect this volatility to continue. The markets and prices for natural gas and NGLs depend upon factors beyond Hiland Partners’ control. These factors include demand for oil, natural gas and NGLs, which fluctuate with changes in market and economic conditions and other factors, including:

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

Hiland Partners operates under two types of contractual arrangements under which its total segment margin is exposed to increases and decreases in the price of natural gas and NGLs: percentage-of-proceeds and percentage-of-index arrangements. Under percentage-of-proceeds arrangements, Hiland Partners generally purchases natural gas from producers for an agreed percentage of proceeds or upon an index related price, and then sell the resulting residue gas and NGLs or NGL products at index related prices. Under percentage-of-index arrangements, Hiland Partners purchases natural gas from producers at a fixed percentage of the index price for the natural gas it produces and subsequently sells the residue gas and NGLs or NGL products at market prices. Under both of these types of contracts Hiland Partners’ revenues and total segment margin increase or decrease, whichever is applicable, as the price of natural gas and NGLs fluctuates.

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

4.1	—	Certificate of Limited Partnership of Hiland Holdings GP, LP (incorporated by reference to Exhibit 3.1 of Registrant’s Registration Statement on Form S-1 (File No. 333-134491)).
4.2	—	Amended and Restated Agreement of Limited Partnership of Hiland Holdings GP, LP (incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-1 (File No. 333-134491)).
4.3	—	Certificate of Formation of Hiland Partners GP Holdings, LLC (incorporated by reference to Exhibit 3.3 of Registrant’s Statement on form S-1 (File No. 333-134491)).
4.4	—

Form of Amended and Restated Limited Liability Company Agreement of Hiland Partners GP Holdings, LLC(incorporated by reference to Exhibit 3.4 of Registrant’s Statement on form S-1. (File No. 333-134491))

10.1	—

Credit Agreement dated as of February 15, 2005 among Hiland Operating, LLC and MidFirst Bank (incorporated by reference to exhibit 10.1 of Hiland Partners, LP’s annual report on Form 10-K filed on March 30, 2005).

10.2+	—	Hiland Partners, LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of Hiland Partners, LP’s Registration Statement on Form S-1 (File No. 333-119908)).
10.3	—

Compression Services Agreement, effective as of January 28, 2005, by and among Hiland Partners, LP and CLR (incorporated by reference to exhibit 10.3 of Hiland Partners, LP’s annual report on Form 10-K filed on March 30, 2005).

10.4	—

Gas Purchase Contract between CLR and Continental Gas, Inc. dated as of August 1, 1999(incorporated by reference to Exhibit 10.5 of Hiland Partners, LP’s Registration Statement or Form S-1 (File No. 333-119908)).

10.5†	—

Gas Purchase Contract between Chesapeake Energy Marketing, Inc. and Continental Gas, Inc. (incorporated by reference to Exhibit 10.5 of Hiland Partners, LP’s Registration Statement or Form S-1 (File No. 333-119908)).

10.6†	—

Gas Purchase Contract between Magic Circle Energy Corporation and Magic Circle Gas (incorporated by reference to Exhibit 10.6 of Hiland Partners, LP’s Registration Statement on Form S-1 (File No. 333-119908)).

10.7†	—

Gas Purchase Contract between Range Resources Corporation and Continental Gas, Inc. (incorporated by reference to Exhibit 10.7 of Hiland Partners, LP’s Registration Statement on Form S-1 (File No. 333-119908)).

10.8+	—	Form of Unit Option Grant (incorporated by reference to Exhibit 10.9 of Hiland Partners, LP’s Registration Statement on Form S-1 (File No. 333-119908)).
10.9	—

Omnibus Agreement among CLR, Hiland Partners, LLC, Harold Hamm, Hiland Partners GP, LLC, Continental Gas Holdings, Inc., and Hiland Partners, LP effective as of February 15, 2005 (incorporated by reference to exhibit 10.10 of Hiland Partners, LP’s annual report on Form 10-K filed on March 30, 2005).

10.10+	—	Director’s Compensation Summary (incorporated by reference to exhibit 10.11 of Hiland Partners, LP’s annual report on Form 10-K filed on March 30, 2005).
10.11+	—	Form of Restricted Unit Grant Agreement (incorporated by reference to exhibit 10.1 of Hiland Partners, LP’s Form 8-K filed on November 14, 2005).
10.12	—

First Amendment, dated as of September 26, 2005 to Credit Agreement dated as of February 15, 2005 among Hiland Operating, LLC and the lenders thereto (incorporated by reference to exhibit 10.1 of Hiland Partners, LP’s Form 8-K filed on September 29, 2005).

10.13	—	Gas Purchase Agreement among Hiland Partners, LP and CLR dated November 8, 2005 (incorporated by reference to exhibit 10.1 of Hiland Partners, LP’s form 8-K filed on November 10, 2005).
10.14+	—	Form of Hiland Holdings GP, LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 of Registrant’s Statement on form S-1 (File No. 333-134491)).
10.15	—	Credit Agreement dated as of May 1, 2006 between Hiland Partners GP, LLC and Midfirst Bank (incorporated by reference to Exhibit 10.15 of Registrant’s Statement on form S-1 (File No. 333-134491)).
10.16	—

Unit Purchase Agreement dated May 1, 2006 by and between Hiland Partners, LP and Hiland Partners GP, LLC (incorporated by reference to Exhibit 10.1 of Hiland Partners, LP’s Form 8-K filed on May 3, 2005).

10.17	—

Asset Purchase Agreement dated March 30, 2006 by and between Hiland Operating, LLC and Energy Gas Gathering, L.L.C. (incorporated by reference to Exhibit 10.2 of Hiland Partners, LP’s Form 8-K filed on May 3, 2005).

10.18	—

Second Amendment, dated as of June 8, 2006, to Credit Agreement dated as of February 15, 2005 among Hiland Operating, LLC and the lenders thereto (incorporated by reference to Exhibit 10.1 of Hiland Partners, LP’s Form 8-K filed on June 13, 2006).

10.19	—	Form of Restricted Unit Grant Agreement of Hiland Holdings GP, LP (incorporated by reference to Exhibit 10.19 of Registrant’s Statement on form S-1 (File No. 333-134491)).
10.20+	—	Form of Unit Option Grant Agreement of Hiland Holdings GP, LP (incorporated by reference to Exhibit 10.20 of Registrant’s Statement on form S-1 (File No. 333-134491)).
10.21+	—	Form of Phantom Unit Grant Agreement of Hiland Holdings GP, LP (incorporated by reference to Exhibit 10.21 of Registrant’s Statement on form S-1 (File No. 333-134491)).
10.22	—

Non-Competition Agreement dated September 25, 2006 (2006 by and among Hiland Partners, LP, Hiland Holdings GP, LP and Hiland Partners GP Holdings, LLC (incorporated by reference to Exhibit 10.22 of Hiland Partners, LP’s Form 8-K filed on September 29, 2006). .

10.23	—

Credit Agreement dated as of September 25, 2006 between Hiland Holdings GP, LP and Midfirst Bank (incorporated by reference to Exhibit 10.23 of Registrant’s Statement on form S-1 (File No. 333-134491)).

10.24	—

Retention Agreement, dated as of March 14, 2007, by and among Randy Moeder, Hiland Partners GP, LLC, Hiland Partners GP Holdings, LLC and the other parties listed on the signature page thereto. (incorporated by reference to exhibit 10.1 of Registrant’s Form 8-K filed on March 15, 2007).

10.25	—

Third Amendment, dated as of July 13, 2007, to Credit Agreement dated as of February 15, 2005 among Hiland Operating, LLC and the lenders thereto (incorporated by reference to exhibit 10.1 of Hiland Partners, LP Form 8-K filed on July 18, 2007).

10.26	—	Form of Phantom Unit Grant Agreement (incorporated by reference to exhibit 10.1 of Hiland Partners, LP Form 8-K filed on November 13, 2007).
10.27	—

Fourth Amendment, dated as of February 6, 2008 to Credit Agreement dated as of February 15, 2005 among Hiland Operating, LLC and the lenders thereto (incorporated by reference to exhibit 10.1 of Hiland Partners, LP Form 8-K filed on February 12, 2008).

19.1	—	Code of Ethics for Chief Executive Officer and Senior Finance Officers (incorporated by reference to exhibit 19.1 of Registrant’s annual report on Form 10-K filed on March 20, 2007).
31.1	—	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

+Denotes a management contract or compensatory plan or arrangement.

†Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in Enid, Oklahoma, on this 10th day of November, 2008.

HILAND HOLDINGS GP, LP
By:	Hiland Partners GP Holdings, LLC, its general partner

By:	/s/ Joseph L. Griffin
Joseph L. Griffin
Chief Executive Officer, President and Director (principal executive officer)

By:	/s/ Matthew S. Harrison
Matthew S. Harrison
Chief Financial Officer, Vice President-Finance, Secretary and Director (principal financial and accounting officer)

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

Form of Amended and Restated Limited Liability Company Agreement of Hiland Partners GP Holdings, LLC(incorporated by reference to Exhibit 3.4 of Registrant’s Statement on form S-1.) (File No. 333-134491))

4.1	—	Certificate of Limited Partnership of Hiland Holdings GP, LP (incorporated by reference to Exhibit 3.1 of Registrant’s Statement on form S-1 (File No. 333-134491)).
4.2	—	Amended and Restated Agreement of Limited Partnership of Hiland Holdings GP, LP (incorporated by reference to Exhibit 3.2 of Registrant’s Statement on form S-1 (File No. 333-134491)).
4.3	—	Certificate of Formation of Hiland Partners GP Holdings, LLC (incorporated by reference to Exhibit 3.3 of Registrant’s Statement on form S-1 (File No. 333-134491)).
4.4	—

Form of Amended and Restated Limited Liability Company Agreement of Hiland Partners GP Holdings, LLC(incorporated by reference to Exhibit 3.4 of Registrant’s Statement on form S-1.) (File No. 333-134491))

10.1	—

Credit Agreement dated as of February 15, 2005 among Hiland Operating, LLC and MidFirst Bank (incorporated by reference to exhibit 10.1 of Hiland Partners, LP’s annual report on Form 10-K filed on March 30, 2005).

10.2+	—	Hiland Partners, LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of Hiland Partners, LP’s Registration Statement on Form S-1 (File No. 333-119908)).
10.3	—

Compression Services Agreement, effective as of January 28, 2005, by and among Hiland Partners, LP and CLR (incorporated by reference to exhibit 10.3 of Hiland Partners, LP’s annual report on Form 10-K filed on March 30, 2005).

10.4	—

Gas Purchase Contract between CLR and Continental Gas, Inc. dated as of August 1, 1999(incorporated by reference to Exhibit 10.5 of Hiland Partners, LP’s Registration Statement or Form S-1 (File No. 333-119908)).

10.5†	—

Gas Purchase Contract between Chesapeake Energy Marketing, Inc. and Continental Gas, Inc. (incorporated by reference to Exhibit 10.5 of Hiland Partners, LP’s Registration Statement or Form S-1 (File No. 333-119908)).

10.6†	—

Gas Purchase Contract between Magic Circle Energy Corporation and Magic Circle Gas (incorporated by reference to Exhibit 10.6 of Hiland Partners, LP’s Registration Statement on Form S-1 (File No. 333-119908)).

10.7†	—

Gas Purchase Contract between Range Resources Corporation and Continental Gas, Inc. (incorporated by reference to Exhibit 10.7 of Hiland Partners, LP’s Registration Statement on Form S-1 (File No. 333-119908)).

10.8+	—	Form of Unit Option Grant (incorporated by reference to Exhibit 10.9 of Hiland Partners, LP’s Registration Statement on Form S-1 (File No. 333-119908)).
10.9	—

Omnibus Agreement among CLR, Hiland Partners, LLC, Harold Hamm, Hiland Partners GP, LLC, Continental Gas Holdings, Inc., and Hiland Partners, LP effective as of February 15, 2005 (incorporated by reference to exhibit 10.10 of Hiland Partners, LP’s annual report on Form 10-K filed on March 30, 2005).

10.10+	—	Director’s Compensation Summary (incorporated by reference to exhibit 10.11 of Hiland Partners, LP’s annual report on Form 10-K filed on March 30, 2005).
10.11+	—	Form of Restricted Unit Grant Agreement (incorporated by reference to exhibit 10.1 of Hiland Partners, LP’s Form 8-K filed on November 14, 2005).
10.12	—

First Amendment, dated as of September 26, 2005 to Credit Agreement dated as of February 15, 2005 among Hiland Operating, LLC and the lenders thereto (incorporated by reference to exhibit 10.1 of Hiland Partners, LP’s Form 8-K filed on September 29, 2005).

10.13	—	Gas Purchase Agreement among Hiland Partners, LP and CLR dated November 8, 2005 (incorporated by reference to exhibit 10.1 of Hiland Partners, LP’s form 8-K filed on November 10, 2005).

10.14+	—	Form of Hiland Holdings GP, LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 of Registrant’s Statement on form S-1 (File No. 333-134491)).
10.15	—	Credit Agreement dated as of May 1, 2006 between Hiland Partners GP, LLC and Midfirst Bank (incorporated by reference to Exhibit 10.15 of Registrant’s Statement on form S-1 (File No. 333-134491)).
10.16	—

Unit Purchase Agreement dated May 1, 2006 by and between Hiland Partners, LP and Hiland Partners GP, LLC (incorporated by reference to Exhibit 10.1 of Hiland Partners, LP’s Form 8-K filed on May 3, 2005).

10.17	—

Asset Purchase Agreement dated March 30, 2006 by and between Hiland Operating, LLC and Energy Gas Gathering, L.L.C. (incorporated by reference to Exhibit 10.2 of Hiland Partners, LP’s Form 8-K filed on May 3, 2005).

10.18	—

Second Amendment, dated as of June 8, 2006, to Credit Agreement dated as of February 15, 2005 among Hiland Operating, LLC and the lenders thereto (incorporated by reference to Exhibit 10.1 of Hiland Partners, LP’s Form 8-K filed on June 13, 2006).

10.19	—	Form of Restricted Unit Grant Agreement of Hiland Holdings GP, LP (incorporated by reference to Exhibit 10.19 of Registrant’s Statement on form S-1 (File No. 333-134491)).
10.20+	—	Form of Unit Option Grant Agreement of Hiland Holdings GP, LP (incorporated by reference to Exhibit 10.20 of Registrant’s Statement on form S-1 (File No. 333-134491)).
10.21+	—	Form of Phantom Unit Grant Agreement of Hiland Holdings GP, LP (incorporated by reference to Exhibit 10.21 of Registrant’s Statement on form S-1 (File No. 333-134491)).
10.22	—

Non-Competition Agreement dated September 25, 2006 (2006 by and among Hiland Partners, LP, Hiland Holdings GP, LP and Hiland Partners GP Holdings, LLC (incorporated by reference to Exhibit 10.22 of Hiland Partners, LP’s Form 8-K filed on September 29, 2006). .

10.23	—

Credit Agreement dated as of September 25, 2006 between Hiland Holdings GP, LP and Midfirst Bank (incorporated by reference to Exhibit 10.23 of Registrant’s Statement on form S-1 (File No. 333-134491)).

10.24	—

Retention Agreement, dated as of March 14, 2007, by and among Randy Moeder, Hiland Partners GP, LLC, Hiland Partners GP Holdings, LLC and the other parties listed on the signature page thereto. (incorporated by reference to exhibit 10.1 of Registrant’s Form 8-K filed on March 15, 2007).

10.25	—

Third Amendment, dated as of July 13, 2007, to Credit Agreement dated as of February 15, 2005 among Hiland Operating, LLC and the lenders thereto (incorporated by reference to exhibit 10.1 of Hiland Partners, LP Form 8-K filed on July 18, 2007).

10.26	—	Form of Phantom Unit Grant Agreement (incorporated by reference to exhibit 10.1 of Hiland Partners, LP Form 8-K filed on November 13, 2007).
10.27	—

Fourth Amendment, dated as of February 6, 2008 to Credit Agreement dated as of February 15, 2005 among Hiland Operating, LLC and the lenders thereto (incorporated by reference to exhibit 10.1 of Hiland Partners, LP Form 8-K filed on February 12, 2008).

19.1	—	Code of Ethics for Chief Executive Officer and Senior Finance Officers (incorporated by reference to exhibit 19.1 of Registrant’s annual report on Form 10-K filed on March 20, 2007).
31.1	—	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

+Denotes a management contract or compensatory plan or arrangement.

†Portions of this exhibit have been omitted pursuant to a request for confidential treatment.