Form 10-K
period 2008-12-31
Hiland Holdings GP, LP
filed 2009-03-09
CIK 1363381

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
Commission file number: 001-33018

Hiland Holdings GP, LP
(Exact name of Registrant as specified in its charter)

DELAWARE	76-0828238
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
205 West Maple, Suite 1100 Enid, Oklahoma	73701
(Address of principal executive offices)	(Zip code)

Registrant's telephone number including area code (580) 242-6040

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Limited Partner Units	The NASDAQ Stock Market, LLC

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of common limited partner units held by non-affiliates of the registrant was approximately $226.7 million on June 30, 2008 based on the closing price of $26.97 on the NASDAQ National Market.

        The number of the registrant's outstanding equity units at March 5, 2009 was 21,607,500 common units.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

Items 1. and 2.    Business and Properties

        Unless the context requires otherwise, references to "we," "our," "us," "Hiland Holdings" or "the Partnership" are intended to mean the consolidated business and operations of Hiland Holdings GP, LP. References to "Hiland Partners" are intended to mean the consolidated business and operations of Hiland Partners, LP and its subsidiaries.

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

Overview

        Our cash generating assets consist of our ownership interests in Hiland Partners. Our aggregate ownership interests in Hiland Partners consist of the following: the 2% general partner interest in Hiland Partners, all of the incentive distribution rights in Hiland Partners, and 2,321,471 common units and 3,060,000 subordinated units of Hiland Partners, representing a 57.4% limited partner interest in Hiland Partners.

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

        Hiland Partners is a midstream energy partnership engaged in purchasing, gathering, compressing, dehydrating, treating, processing and marketing of natural gas, and fractionating, or separating, and marketing of natural gas liquids, or NGLs. Hiland Partners also provides air compression and water injection services to Continental Resources, Inc. ("CLR"), a publicly traded exploration and production company controlled by affiliates of our general partner, for use in its oil and gas secondary recovery operations. Hiland Partners' operations are primarily located in the Mid-Continent and Rocky Mountain regions of the United States. In Hiland Partners' midstream segment, it connects the wells of natural gas producers in its market areas to its gathering systems, treats natural gas to remove impurities, processes natural gas for the removal of NGLs, fractionates NGLs into NGL products and provides an aggregate supply of natural gas and NGL products to a variety of natural gas transmission pipelines and markets. In Hiland Partners compression segment, it provides compressed air and water to CLR. CLR uses the compressed air and water in its oil and gas secondary recovery operations in North Dakota by injecting them into its oil and gas reservoirs to increase oil and gas production from those reservoirs. This increased production of natural gas flows through Hiland Partners' Badlands gathering system.

        Hiland Partners' midstream assets consist of 14 natural gas gathering systems with approximately 2,111 miles of gas gathering pipelines, five natural gas processing plants, seven natural gas treating facilities and three NGL fractionation facilities. Hiland Partners' compression assets consist of two air compression facilities and a water injection plant.

Recent Developments

        Going Private Proposals.    On January 15, 2009, the board of directors of the general partner of each of Hiland Holdings and Hiland Partners received a proposal from Harold Hamm to acquire all of the outstanding common units of each of Hiland Holdings and Hiland Partners that are not owned by Mr. Hamm, his affiliates or the Hamm family trusts. Consummation of each transaction is conditioned upon the consummation of the other. The proposals contemplate a merger of each of Hiland Holdings and Hiland Partners with a separate new acquisition vehicle to be formed by Mr. Hamm and the Hamm family trusts. Under the terms proposed by Mr. Hamm, Hiland Holdings unitholders would receive $3.20 in cash per common unit and Hiland Partners unitholders would receive $9.50 in cash per common unit. Mr. Hamm is the Chairman of the board of directors of the general partner of each of Hiland Holdings and Hiland Partners. Mr. Hamm, either individually or together with his affiliates or the Hamm family trusts, beneficially owns 100% of Hiland Partners GP Holdings, LLC, our general partner, and approximately 61% of the outstanding common units of Hiland Holdings. Hiland Holdings owns 100% of Hiland Partners' general partner and approximately 37% of Hiland Partners' outstanding common units.

        It is anticipated that the conflicts committee of the boards of directors of the general partner of each of Hiland Holdings and Hiland Partners will consider the proposals. In reviewing the proposals, each conflicts committee has retained its own financial advisers and legal counsel to assist in its work. The board of directors of the general partners of each of Hiland Holdings and Hiland Partners caution our unitholders and the unitholders of Hiland Partners respectively, and others considering trading in the securities of Hiland Holdings and Hiland Partners, that each conflicts committee of the board of directors is reviewing its respective proposal and no decisions have been made by either conflicts committee of either board of directors with respect to the response of either us or Hiland Partners to the proposals. There can be no assurance that any agreement will be executed or that any transaction will be approved or consummated.

        On February 26, 2009, a unitholder of Hiland Holdings and Hiland Partners filed a complaint alleging claims relating to Mr. Hamm's proposal on behalf of a purported class of common unitholders of Hiland Holdings and Hiland Partners against Hiland Holdings, Hiland Partners, the general partner of each of Hiland Holdings and Hiland Partners, and certain members of the board of directors of each of Hiland Holdings and Hiland Partners in the Court of Chancery of the State of Delaware. For additional information, please see Item 3. "Legal Proceedings."

        On January 27, 2009, we received a Deficiency Letter from NASDAQ indicating that we no longer comply with the audit committee composition requirements as set forth in Marketplace Rule 4350(d), which requires Hiland Partners GP Holdings, LLC, our general partner, to have an audit committee of at least three independent members. Following the resignation of Shelby E. Odell from the board of directors of our general partner on January 21, 2009, the audit committee of our general partner consists of only two independent members. Mr. Odell resigned from the board of directors of our general partner so that he would be eligible to serve as a member of the conflicts committee of the board of directors of Hiland Partners' general partner. In accordance with Marketplace Rule 4350(d)(4), NASDAQ has provided us a cure period to regain compliance until the earlier of our next annual unitholders' meeting or January 21, 2010, or, if the next annual unitholders' meeting is held before July 20, 2009, then we must evidence compliance no later than July 20, 2009.

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

  •
  processing natural gas to extract NGLs and selling the resulting residue natural gas and, in most cases, the NGLs; and

  •
  fractionating a portion of NGLs into a mix of NGL products, including propane, butanes and natural gasoline or various combinations of these NGLs, and selling these NGL products to third parties.

        Hiland Partners' midstream assets include the following:

  •
  Bakken Gathering System.  The Bakken gathering system is a 374-mile gas gathering system located in eastern Montana that gathers compresses, dehydrates and processes natural gas, and fractionates NGLs. This system includes the Bakken processing plant, three compressor stations and one fractionation facility, and has approximately 11,050 horsepower installed. Hiland Partners acquired the Bakken gathering system and the Bakken processing plant in September 2005. Hiland Partners' Bakken gathering system has capacity of 25,000 Mcf/d and average throughput was 22,687 Mcf/d of natural gas which produced approximately 2,264 Bbls/d of NGLs for the year ended December 31, 2008. The system represented approximately 33.5% of our total segment margin for the year ended December 31, 2008.

  •
  Badlands Gathering System.  The Badlands gathering system is a 221-mile gas gathering system primarily located in southwest North Dakota that gathers, compresses, dehydrates, treats and processes natural gas, and fractionates NGLs. The system includes the Badlands processing plant, seven compressor stations, one treating facility and one fractionation facility, and has approximately 18,550 horsepower installed. Hiland Partners constructed the original Badlands gathering system and processing plant in 1997. Hiland Partners' Badlands gathering system has capacity of 46,000 Mcf/d and average throughput was 22,930 Mcf/d of natural gas which produced approximately 962 Bbls/d of NGLs for the year ended December 31, 2008. The system represented approximately 17.5% of our total segment margin for the year ended December 31, 2008.

  •
  Eagle Chief Gathering System.  The Eagle Chief gathering system is a 609-mile gas gathering system located in northwest Oklahoma that gathers, compresses, dehydrates and processes natural gas. The system includes the Eagle Chief processing plant and eight compressor stations and has approximately 17,500 horsepower installed. Hiland Partners constructed the Eagle Chief gathering system in 1990 and constructed the Eagle Chief processing plant in 1995. Hiland Partners acquired the Carmen gathering system in August 2003, which consists solely of gathering lines to expand the Eagle Chief gathering system. Hiland Partners' Eagle Chief gathering system has a capacity of 35,500 Mcf/d and average throughput was 25,259 Mcf/d of natural gas which produced approximately 980 Bbls/d of NGLs for the year ended December 31, 2008. The system represented approximately 12.6% of our total segment margin for the year ended December 31, 2008.

  •
  Kinta Area Gathering Systems.  The Kinta Area gathering system was acquired by Hiland Partners on May 1, 2006 and is a 601-mile gathering system located in southeastern Oklahoma that includes five separate low pressure natural gas gathering systems. The systems are comprised of four 10,000 Mcf/d capacity amine treating facilities and thirteen compressor stations with an aggregate of approximately 43,750 horsepower. Hiland Partners' Kinta Area gathering systems have an aggregate capacity of 200,000 Mcf/d and average throughput was 133,755 Mcf/d for the year ended December 31, 2008. The systems represented approximately 12.5% of our total segment margin for the year ended December 31, 2008.

  •
  Woodford Shale Gathering System.  The Woodford Shale gathering system is a 55-mile gathering system located in southeastern Oklahoma and is designed to provide low-pressure gathering, compression and dehydrating services. The system includes four compressor stations and has approximately 17,400 horsepower installed. Natural gas gathered on the Woodford Shale gathering system is processed at third party processing facilities. Hiland Partners' Woodford Shale gathering system has a capacity of 65,000 Mcf/d and average throughput was 27,447 Mcf/d of natural gas which produced approximately 1,214 Bbls/d of NGLs for the year ended December 31, 2008. The system represented approximately 9.2% of our total segment margin for the year ended December 31, 2008.

  •
  Matli Gathering System.  The Matli gathering system is a 58-mile gas gathering system located in northcentral Oklahoma that gathers, compresses, dehydrates, treats and processes natural gas. The system includes the Matli processing plant, three compressor stations and one treating facility which combined have approximately 9,450 horsepower. Hiland Partners constructed the Matli gathering system in 1999, and in December 2006 Hiland Partners completed the construction of a new processing plant. Hiland Partners' Matli gathering system has a capacity of 25,000 Mcf/d and average throughput was 15,627 Mcf/d of natural gas which produced approximately 343 Bbls/d of NGLs for the year ended December 31, 2008. The system represented approximately 5.7% of our total segment margin for the year ended December 31, 2008.

  •
  Worland Gathering System.  The Worland gathering system is a 153-mile gas gathering system located in central Wyoming that gathers, compresses, dehydrates, treats and processes natural gas, and fractionates NGLs. The system includes the Worland processing plant, seven compressor stations, one treating facility and one fractionation facility, and has approximately 5,700 horsepower installed. The Worland gathering system and the Worland processing plant were contributed to Hiland Partners on February 15, 2005 in connection with Hiland Partners' formation and its initial public offering. Hiland Partners' Worland gathering system has a capacity of 8,000 Mcf/d and average throughput was 2,603 Mcf/d of natural gas which produced approximately 157 Bbls/d of NGLs for the year ended December 31, 2008. The system represented approximately 4.3% of our total segment margin for the year ended December 31, 2008.

  •
  Other Systems.  Hiland Partners also owns three other natural gas gathering systems located in Texas, Mississippi and Oklahoma. These systems represented approximately 0.4% of our total segment margin for the year ended December 31, 2008.

  •
  North Dakota Bakken Gathering System.  The North Dakota Bakken gathering system presently consists of a 23-mile gathering system located in northwestern North Dakota that will gather natural gas associated with crude oil produced from the Bakken shale and Three Forks / Sanish formations. The gathering system, associated compression and treating facilities and a processing plant are currently under construction by Hiland Partners with an expected start up in the second quarter of 2009. Construction of the processing plant and gathering system commenced in October 2008. As of December 31, 2008, Hiland Partners has invested approximately $9.2 million in the project.

        Hiland Partners midstream revenues represented 98.8%, 98.3% and 97.8% of total revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

        The table set forth below contains certain information regarding Hiland Partners' gathering systems as of or for the year ended December 31, 2008:

Asset	Type	Length (Miles)	Receipt Points	Throughput Capacity(1)	Throughput Average(1)	Capacity Utilization	Percent of Total Segment Margin
Bakken gathering system	Gathering pipelines	374	292	25,000	22,687	90.8%
	Refrigeration Plant
	Constructed in 2004	—	—	25,000	22,687	90.8%
	Fractionation facility (Bbls/d)	—	—	6,500	3,354	51.6%	33.5%
Badlands gathering system	Gathering pipelines	221	44	46,000	22,930	49.9%
	Cryogenic and Refrigeration
	Plant—Constructed in 2007	—	—	40,000	22,930	57.3%
	Treating facility	—	—	40,000	22,930	57.3%
	Fractionation facility (Bbls/d)	—	—	4,000	836	20.9%	17.5%
Eagle Chief gathering system	Gathering pipelines	609	447	35,500	25,259	71.2%
	Mix Refrigeration/JT Plant
	Constructed in 1995	—	—	35,000	25,259	72.2%	12.6%
Kinta Area gathering systems(2)	Gathering pipelines	601	710	200,000	133,755	66.9%
	Treating facilities			40,000	21,116	52.9%	12.5%
Woodford Shale gathering system	Gathering pipelines	55	53	65,000	27,447	42.2%	9.2%
Matli gathering system	Gathering pipelines	58	57	25,000	15,627	62.5%
	Mix Refrigeration Plant
	Constructed in 2006	—	—	25,000	15,627	62.5%
	Treating facility	—	—	20,000	11,336	56.7%	5.7%
Worland gathering system	Gathering pipelines	153	24	8,000	2,603	32.5%
	Refrigeration Plant—Constructed in mid 1980's	—	—	8,000	2,603	32.5%
	Treating facility	—	—	8,000	2,603	32.5%
	Fractionation facility (Bbls/d)	—	—	650	260	40.0%	4.3%
Other systems(3)	Gathering pipelines	17	21	7,000	2,362	33.7%	0.4%
North Dakota Bakken gathering System(4)	Gathering pipelines	23	—	—	—	—	—

	Total	2,111	1,648				95.7%

(1)
Throughput capacity and average throughput are measured in Mcf/d for the gathering pipelines, processing plants and treating facilities and in Bbls/d for the fractionation facilities shown on this chart.

(2)
The Kinta Area gathering systems includes five separate natural gas gathering systems.

(3)
Other systems include three natural gas gathering systems located in Texas, Mississippi and Oklahoma.

(4)
The North Dakota Bakken natural gas gathering system is currently under construction.

Compression Segment

        Hiland Partners provides air and water compression services to CLR for use in its oil and gas secondary recovery operations under a four-year, monthly fixed-fee contract (which Hiland Partners entered into in connection with its initial public offering) that expired on January 28, 2009 and now automatically renews for additional one-month terms at its Cedar Hills compression facility, its Horse Creek compression facility and its water injection plant located next to Hiland Partners' Cedar Hills compression facility. These assets are located in North Dakota in close proximity to Hiland Partners' Badlands gathering system. At the compression facilities, Hiland Partners compresses air to pressures in excess of 4,000 pounds per square inch, and at the water injection plant, Hiland Partners pumps water to pressures in excess of 2,000 pounds per square inch. The air and water are delivered at the tailgate of Hiland Partners' facilities into pipelines operated by CLR and are ultimately utilized by CLR in its oil and gas secondary recovery operations. The natural gas produced by CLR flows through Hiland Partners Badlands gathering system. Our compression segment represented approximately 4.3% of our total segment margin for the year ended December 31, 2008. Our compression revenues represented 1.2%, 1.7% and 2.2% of our total revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

Financial Information About Segments

        See Part II, Item 8—Financial Statements and Supplementary Data.

Business Strategies

        Multiple events during 2008 and early 2009 involving numerous financial institutions have effectively restricted current liquidity with the capital markets throughout the United States and around the world. Despite efforts by treasury and banking regulators in the United States, Europe and other nations around the world to provide liquidity to the financial sector, capital markets currently remain constrained. Additionally, Hiland Partners' cash flows are impacted by the price of natural gas, crude oil and natural gas liquids. During 2008, Hiland Partners experienced extreme swings in its average realized natural gas and NGL sales prices. Hiland Partners' average realized natural gas sales price increased from $6.44/MMBtu in January 2008 to a high sales price of $10.05/MMBtu in July 2008, then decreased to a low sales price of $3.38/MMBtu in November 2008. Hiland Partners' average realized NGL sales price increased from $1.42 per gallon in January 2008 to a high sales price of $1.74 per gallon in June 2008, then decreased to a low sales price of $0.61 per gallon in December 2008. The current pricing environment, particularly in combination with the constrained capital and credit markets and overall economic downturn, resulted in a decline in drilling activity by some producers. Sustained declines in drilling activity could have a negative impact on the natural gas volumes Hiland Partners gathers and processes. In the near term, we and Hiland Partners' management team are committed to managing costs and expenditures during this difficult commodity price and capital markets cycle. For the longer term, and assuming the financial and energy markets stabilize, we and Hiland Partners' management team continue to be committed to increasing the amount of cash available for distribution per unit by executing the following strategies:

  •
  Engaging in construction and expansion opportunities.  Hiland Partners intends to leverage its existing infrastructure and customer relationships by constructing and expanding systems to meet any new or increased demand for Hiland Partners' midstream services. These projects may include expansion of existing systems and construction of new facilities.

  •
  Pursuing complementary acquisitions.  Hiland Partners intends to evaluate making complementary acquisitions of midstream assets in its operating areas that provide opportunities to expand or increase the utilization of its existing assets. Hiland Partners would consider acquisitions that it believes will allow Hiland Partners to capitalize on its existing infrastructure, personnel, and producer and customer relationships to provide an integrated package of natural gas midstream services. In addition, Hiland Partners would consider selected acquisitions in new geographic areas to the extent they present growth opportunities similar to those Hiland Partners is pursuing in its existing areas of operations.

  •
  Increasing volumes on Hiland Partners' existing assets.  Hiland Partners' gathering systems have excess capacity, which provides Hiland Partners with opportunities to increase throughput volume with minimal incremental operating costs and thereby increase cash flow. Hiland Partners intends to aggressively market Hiland Partners' services to producers in order to connect new supplies of natural gas, increase volumes and more fully utilize its capacity.

  •
  Taking measures that reduce Hiland Partners' exposure to commodity price risk. Because of the significant volatility of natural gas, crude oil and NGL prices, Hiland Partners attempts to operate its business in a manner that allows Hiland Partners to mitigate the impact of fluctuations in commodity prices. In order to reduce Hiland Partners' exposure to commodity price risk, Hiland Partners intends to pursue fee-based arrangements, where market conditions permit, and to enter into forward sales contracts or hedging arrangements to cover a portion of its operations that are not conducted under fee-based arrangements. In addition, when processing margins (or the difference between NGL sales prices and the cost of natural gas) are unfavorable, Hiland Partners can elect not to process natural gas at its Eagle Chief processing plant and third parties processors providing processing services on Hiland Partners' behalf downstream of the Woodford Shale system can reject ethane or elect not to process natural gas.

Midstream Assets

        Hiland Partners' natural gas gathering systems include approximately 2,111 miles of pipeline. A substantial majority of revenues are derived from purchasing, gathering, compressing, dehydrating, treating, processing and marketing of natural gas that flows through gathering pipelines and from fractionating and marketing of NGLs resulting from the processing of natural gas into NGL products. Hiland Partners' principal systems are described below.

Bakken Gathering System

        General.    The Bakken gathering system is located in eastern Montana and consists of approximately 374 miles of natural gas gathering pipelines, ranging from three inches to twelve inches in diameter, and the Bakken processing plant, which includes seven compressors and a fractionation facility. The gathering system has a capacity of approximately 25,000 Mcf/d, and average throughput was approximately 22,687 Mcf/d for the year ended December 31, 2008. There are three compressor stations located within the gathering system. The compressor stations and plant combined have approximately 11,050 horsepower.

        The Bakken processing plant processes natural gas that flows through the Bakken gathering system to produce residue gas and NGLs. The plant has processing capacity of approximately 25,000 Mcf/d. For the year ended December 31, 2008, the facility processed approximately 22,687 Mcf/d of natural gas and produced approximately 2,264 Bbls/d of NGLs.

        The Bakken gathering system also includes a fractionation facility that separates NGLs into propane, butane and natural gasoline. The fractionation facility has a current capacity to fractionate approximately 6,500 Bbls/d of NGLs. For the year ended December 31, 2008, the facility fractionated an average of approximately 3,354 Bbls/d which included volumes from Hiland Partners' Badlands processing plant. In the third quarter of 2007, Hiland Partners completed the expansion of its NGL fractionation facilities at Hiland Partners' Bakken processing plant to fractionate NGL volumes from both the Bakken processing plant and the Badlands processing plant.

        Natural Gas Supply.    As of December 31, 2008, 292 receipt points were connected to Hiland Partners' Bakken gathering system. The wells behind these receipt points, which are located in the Williston Basin of Montana, primarily produce crude oil from the Bakken formation. The associated natural gas produced from these wells flows through Hiland Partners' Bakken gathering system. The primary suppliers of natural gas to the Bakken gathering system are Enerplus Resources (USA) Corporation, CLR and ConocoPhillips Company, which represented approximately 55%, 34% and 10%, respectively, of the Bakken gathering system's natural gas supply for the year ended December 31, 2008.

        Substantially all of the natural gas supplied to the Bakken gathering system is dedicated to Hiland Partners under three individually negotiated percentage-of-proceeds contracts. Two of these contracts have an initial term of ten years, expiring in 2014, and one is for the life of the lease. Under these contracts, natural gas is purchased at the wellhead from the producers. For a more complete discussion of natural gas purchase and gathering contracts, please read Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Hiland Partners' Natural Gas Purchase and Gathering Contracts."

        Markets for Sale of Natural Gas and NGLs.    Residue gas derived from Hiland Partners' processing operations is sold at the tailgate of the Bakken processing plant on the Williston Basin Interstate Pipeline to third parties. Depending on prevailing market prices at each delivery point, Hiland Partners either sells its NGLs produced by Hiland Partners' fractionation facility to SemStream, L.P. at the tailgate of the plant or transport the same NGLs through a pipeline to a rail terminal and then sell to SemStream, L.P. From July 18, 2008 through September 30, 2008, Hiland Partners sold NGLs to other third parties, including CLR. Prior to July 18, 2008 and since October 2008 Hiland Partners has sold NGLs to SemStream, L.P., who is fully performing under these contracts.

        Hiland Partners' primary purchasers of residue gas and NGLs on the Bakken gathering system were SemStream, L.P., Montana-Dakota Utilities Co. and Rainbow Gas Company, which represented approximately 37%, 29% and 19% respectively, of the revenues from such sales for the year ended December 31, 2008.

Badlands Gathering System and Air Compression and Water Injection Facilities

        General.    The Badlands gathering system is located primarily in southwestern North Dakota and consists of approximately 221 miles of natural gas gathering pipelines, ranging from two inches to twelve inches in diameter, the Badlands processing plant, natural gas treating facilities, a fractionation facility and seven compressor stations. The total horsepower for the system was approximately 18,550 at December 31, 2008. The gathering system has a capacity of approximately 46,000 Mcf/d and average throughput was approximately 22,930 Mcf/d for the year ended December 31, 2008.

        In order to fulfill Hiland Partners' obligations under an agreement with CLR to gather, treat and process additional natural gas, produced as a by-product of CLR's secondary oil recovery operations, in the areas specified by the contract, Hiland Partners expanded its Badlands gas gathering system and processing plant located in Bowman County, North Dakota. Hiland Partners completed the expansion of its Badlands gathering system, the associated field gathering infrastructure, processing plant and treating facilities, which included the completion of Hiland Partners' 40,000 Mcf/d nitrogen rejection plant, and amine and hydrogen sulfide treating facilities during the third quarter of 2007. As a result, gathering pipelines, processing plant, treating facility and fractionation facility throughput capacities increased significantly.

        Hiland Partners completed construction and commenced operation of the Badlands gathering system, including the original Badlands processing plant, in 1997. The Badlands processing plant processes natural gas that flows through the Badlands gathering system to produce residue gas and NGLs. The natural gas gathered in this system must be processed and treated for high levels of contaminates, including carbon dioxide, hydrogen sulfide and nitrogen, in order to meet pipelines quality specifications. The plant has processing capacity of approximately 40,000 Mcf/d. During the year ended December 31, 2008, the facility processed approximately 22,930 Mcf/d of natural gas and produced approximately 962 Bbls/d of NGLs.

        The Badlands gathering system also includes a fractionation facility that separates NGLs into propane and a mixture of butane and natural gasoline. At December 31, 2008, the fractionation facility had a capacity to fractionate approximately 4,000 Bbls/d of NGLs. For the year ended December 31, 2008, the facility fractionated an average of approximately 836 Bbls/d.

        Natural Gas Supply.    As of December 31, 2008, 44 receipt points were connected to Hiland Partners' Badlands gathering system. The wells behind these receipt points are located in the Williston Basin of southwestern North Dakota and northwestern South Dakota and primarily produce crude oil from the Red River formation. The associated natural gas produced from these wells flows through Hiland Partners' Badlands gathering system. The primary supplier of natural gas to the Badlands gathering system is CLR, which represented approximately 97% of the Badlands gathering system's natural gas supply for the year ended December 31, 2008.

        The natural gas supplied to the Badlands gathering system is generally dedicated to Hiland Partners under individually negotiated long-term contracts. Hiland Partners' agreement with CLR has an initial term of 15 years, expiring in August 2022. Under this agreement, Hiland Partners receives 50% of the proceeds attributable to residue gas and natural gas liquids sales as well as certain fixed fees associated with gathering and treating the natural gas, including a $0.60 per Mcf fee for the first 36.0 Bcf of natural gas gathered. As of December 31, 2008, Hiland Partners has gathered approximately 9.8 Bcf of natural gas since inception of the agreement. This agreement replaced Hiland Partners' prior agreement with CLR in the area as the new plant and treating facilities became operational in August 2007. Following the initial term of the contracts, they generally continue on a year to year basis, unless terminated by one of the parties. For the other agreements, natural gas is purchased at the wellhead from the producers under percentage-of-proceeds arrangements. For a more complete discussion of natural gas purchase and gathering contracts, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations—Hiland Partners' Natural Gas Purchase and Gathering Contracts."

        Air Compression and Water Injection Facilities.    In order to enhance the production of natural gas that flows through Hiland Partners' Badlands gathering system, Hiland Partners currently provides air compression and water injection services to CLR at its Cedar Hills compression facility, its Horse Creek compression facility and its water injection plant, all of which are located in North Dakota in close proximity to Hiland Partners' Badlands gathering system.

        Markets for Sale of Natural Gas and NGLs.    Residue gas derived from Hiland Partners' processing operations is sold at the tailgate of the Badlands processing plant primarily to CLR for their secondary recovery operations or on the Williston Basin Interstate Pipeline to third parties. Hiland Partners sells the propane produced by its fractionation facility at the tailgate of the plant to SemStream, L.P. The remaining NGL products are either sold to SemStream, L.P. at the tailgate of the plant, or trucked to the Bakken fractionation facility for further fractionation, and then sold to SemStream, L.P. From July 18, 2008 through September 30, 2008, Hiland Partners sold NGLs to other third parties, including CLR. Prior to July 18, 2008 and since October 2008 Hiland Partners has sold NGLs to SemStream, L.P., who is fully performing under these contracts.

        Hiland Partners' primary purchasers of the residue gas and NGLs from the Badlands gathering system were SemStream, L.P. and CLR, which represented approximately 73% and 10%, respectively, of the revenues from such sales for the year ended December 31, 2008.

Eagle Chief Gathering System

        General.    The Eagle Chief gathering system is located in northwest Oklahoma and consists of approximately 609 miles of natural gas gathering pipelines, ranging from two inches to sixteen inches in diameter, and the Eagle Chief processing plant. The gathering system has a capacity of approximately 35,500 Mcf/d, and average throughput was approximately 25,259 Mcf/d for the year ended December 31, 2008. There are eight gas compressor stations located within the gathering system, comprised of fifteen units. The plant and compressor stations combined have an aggregate of approximately 17,500 horsepower.

        Hiland Partners completed construction and commenced operation of the Eagle Chief gathering system in 1990 and constructed the Eagle Chief processing plant in 1995. Since its construction, Hiland Partners has expanded the size of the Eagle Chief gathering system through the acquisition of approximately 377 miles of gathering pipelines in five separate acquisitions, including Hiland Partners' acquisition of the Carmen gathering system, and the construction of approximately 232 miles of gathering pipelines. In the first quarter of 2007, Hiland Partners completed the installation of additional pipelines and compression facilities at Hiland Partners' Eagle Chief gathering system and increased its system capacity from 30,000 Mcf/d to 35,500 Mcf/d.

        The Eagle Chief processing plant processes natural gas that flows through the Eagle Chief gathering system to produce residue gas and NGLs. The natural gas gathered in this system, depending on delivery points, may not be required to be processed to meet pipeline quality specifications when Hiland Partners sells into interstate markets. The plant has processing capacity of approximately 35,000 Mcf/d. During the year ended December 31, 2008, the facility processed approximately 25,259 Mcf/d of natural gas and produced approximately 980 Bbls/d of NGLs.

        Natural Gas Supply.    As of December 31, 2008, 447 receipt points were connected to Hiland Partners' Eagle Chief gathering system. The wells behind these receipt points are located in the Anadarko Basin of northwestern Oklahoma and primarily produce natural gas from the Chester, Mississippi, Hunton and Manning formations. The primary suppliers of natural gas to the Eagle Chief gathering system are various subsidiaries of Chesapeake Energy Corporation and CLR, which represented approximately 64% and 10%, respectively, of the Eagle Chief gathering system's natural gas supply for the year ended December 31, 2008.

        The natural gas supplied to the Eagle Chief gathering system is generally dedicated to Hiland Partners under individually negotiated long-term contracts. Some of Hiland Partners' contracts have an initial term of five years. Following the initial term, these contracts generally continue on a year-to-year basis unless terminated by one of the parties. In addition, some of Hiland Partners' contracts are for the life of the lease. Natural gas is purchased at the wellhead from the producers under percentage-of-proceeds contracts, percentage-of-index contracts or index-minus-fees contracts. For the year ended December 31, 2008, approximately 67%, 30% and 3% of Hiland Partners' total wellhead volumes at the Eagle Chief gathering system was derived from percentage-of-proceeds, percentage-of-index and index-minus-fees contracts, respectively. For a more complete discussion of natural gas purchase and gathering contracts, please read Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Hiland Partners' Natural Gas Purchase and Gathering Contracts."

        Markets for Sale of Natural Gas and NGLs.    The residue gas can be either delivered at the tailgate of the Eagle Chief processing plant on the ONEOK Gas Transportation, L.L.C. pipeline to intrastate markets or on the Panhandle Eastern Pipeline Company, L.P. pipeline to interstate markets. Hiland Partners is able to bypass its Eagle Chief processing plant by selling into the interstate markets when processing margins are unfavorable. The NGLs extracted from the gas at the Eagle Chief processing are sold to ONEOK Hydrocarbon, L.P. at the tailgate of Hiland Partners' plant.

        Hiland Partners' primary purchasers of residue gas and NGLs on the Eagle Chief gathering system were BP Energy Company, ONEOK Hydrocarbon, L.P. and OGE Energy Resources, Inc., which represented approximately 40%, 26% and 17%, respectively, of the revenues from such sales for the year ended December 31, 2008.

Kinta Area Gathering Systems

        General.    The Kinta Area gathering systems, which Hiland Partners acquired from Enogex Gas Gathering, L.L.C. on May 1, 2006, are located in southeastern Oklahoma and consist of five separate natural gas gathering systems with 601 miles of natural gas gathering pipelines ranging from four inches to twelve inches in diameter and 13 compressor stations with an aggregate of approximately 43,750 horsepower. Some of the natural gas supplied to the Kinta Area gathering systems has high carbon dioxide content; consequently, during the first quarter of 2007, Hiland Partners installed four 10,000 Mcf/d capacity amine-treating facilities on two of the five sub-systems to remove excess carbon dioxide levels from the gas gathered by these gathering systems. The gathering systems have a combined capacity of approximately 200,000 Mcf/d, and average throughput was 133,755 Mcf/d for the year ended December 31, 2008. Hiland Partners' operations include gathering, dehydration, compression and treating of the natural gas supplied to the Kinta Area gathering systems and the redelivery of such natural gas primarily for a fixed fee. In the third quarter of 2008, Hiland Partners completed the installation of additional compression facilities on these gathering systems to increase the capacity by approximately 20,000 Mcf/d from 180,000 Mcf/d. During 2008, Hiland Partners treated 21,166 Mcf/d of natural gas.

        Natural Gas Supply.    As of December 31, 2008, approximately 710 receipt points were connected to Hiland Partners' Kinta Area gathering systems. The wells behind these receipt points, which are located in the Arkoma Basin of southeastern Oklahoma, primarily produce natural gas from the Atoka, Cromwell, Booch, Hartshorne, Spiro, Fanshaw and Red Oak formations. The primary suppliers of natural gas to these gathering systems are BP America Production Company, various subsidiaries of Chesapeake Energy Corporation. and Chevron North America Exploration and Production Co., which represented approximately 52%, 13% and 6%, respectively, of the Kinta Area gathering system's natural gas supply for the year ended December 31, 2008.

        Hiland Partners does not take title on the majority of the natural gas gathered on the systems and Hiland Partners generally receives fixed-fees for its services under fixed fee gathering arrangements. A small amount of the natural gas gathered on the systems is purchased at the wellhead under percentage of index contract arrangements. The initial term of the Kinta agreements generally range from monthly to ten years. Following the initial term, these contracts generally continue on a month-to-month basis unless terminated by one of the parties. For the year ended December 31, 2008, approximately 93% and 7% of Hiland Partners' total inlet wellhead volumes at the Kinta gathering system was derived from fixed fee gathering contract arrangements and index-minus-fees contract arrangements, respectively. For a more complete discussion of natural gas purchase and gathering contracts, please read Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Hiland Partners' Natural Gas Purchase and Gathering Contracts."

Woodford Shale Gathering System

        General.    The Woodford Shale gathering system is located in southeastern Oklahoma, just to the west of Hiland Partners' Kinta Area gathering systems. As of December 31, 2008 Hiland Partners had installed 55 miles of gathering pipelines and the gathering system had a capacity of approximately 65,000 Mcf/d. Average throughput for the year ended December 31, 2008 was approximately 27,447 Mcf/d of natural gas, which produced approximately 1,214 Bbls/d of NGLs. Hiland Partners' current operations provide only gathering and compression services. The gathering infrastructure consists of field gathering, four compressor stations and associated equipment, which includes approximately

17,400 horsepower of compression. Initial production from this gathering system commenced in April 2007.

        Natural Gas Supply.    As of December 31, 2008, 53 receipt points were connected to Hiland Partners' Woodford Shale gathering system, which primarily produce natural gas from the Woodford shale formation. Presently, the suppliers of natural gas to this gathering system are CLR and Antero Resources Midstream Corporation, which provided all of the Woodford Shale gathering system's natural gas supply for the year ended December 31, 2008.

        Natural gas is purchased at the wellhead from CLR under index-minus-fees contract arrangements. Hiland Partners receives a fixed gathering fee for natural gas supplied by Antero Resources Midstream Corporation under a fixed fee gathering contract arrangement. The initial term of the Woodford Shale agreements is ten years. Following the initial term, these contracts generally continue on a year-to-year basis unless terminated by one of the parties. For the year ended December 31, 2008, approximately 77% and 23% of Hiland Partners' total inlet wellhead volumes at the Woodford Shale gathering system was derived from index-minus-fees contract arrangements and fixed fee gathering contract arrangements, respectively. For a more complete discussion of natural gas purchase and gathering contracts, please read Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Hiland Partners' Natural Gas Purchase and Gathering Contracts."

        Markets for Sale of Natural Gas and NGLs.    The Woodford Shale gathering system has numerous market outlets for the residue natural gas and NGLs that Hiland Partners produce on the system. The residue gas can be sold at the tailgate of three different processing plants and can be delivered to Enogex, Inc. or CenterPoint Energy Gas Transmission Company. The third parties processors providing processing services on behalf of the Partnership downstream of the Woodford Shale system can reject ethane or elect not to process natural gas.

        Hiland Partners' primary purchasers of residue gas and NGLs on the Woodford Shale gathering system were OGE Energy Corp (and affiliates), Tenaska Marketing Ventures, Devon Gas Services, L.P. and ConocoPhillips Company, which represented approximately 24%, 20%, 14% and 10%, respectively, of the revenues from such sales for the year ended December 31, 2008.

Matli Gathering System

        General.    The Matli Gathering System is located in central Oklahoma and consists of approximately 58 miles of natural gas gathering pipelines, ranging from three inches to twelve inches in diameter, the Matli processing plant, a natural gas treating facility and three compressor stations, all totaling approximately 9,450 horsepower. The gathering system has a capacity of approximately 25,000 Mcf/d, and average throughput was approximately 15,627 Mcf/d for the year ended December 31, 2008.

        Hiland Partners commenced operation of the Matli gathering system in 1999. During the fourth quarter of 2006, Hiland Partners completed the construction of a 25,000 Mcf/d natural gas processing facility along Hiland Partners' existing gas gathering system, which replaced its 10,000 Mcf/d processing facility it had constructed in 2003. The Matli processing plant processes natural gas on the Matli gathering system to produce residue gas and NGLs. The natural gas gathered in this system must be processed in order to meet pipeline quality specifications. The current plant has processing capacity of approximately 25,000 Mcf/d. During the year ended December 31, 2008, the facilities processed approximately 15,627 Mcf/d of natural gas and produced approximately 343 Bbls/d of NGLs. The 10,000 Mcf/d natural gas processing facility constructed in 2003 is currently idle.

        The Matli gathering system includes a natural gas treating facility that uses a liquid chemical to remove hydrogen sulfide from natural gas that is gathered into Hiland Partners' system before the natural gas is introduced to transportation pipelines to ensure it meets pipeline quality specifications. The throughput capacity on Hiland Partners' Matli treating facility is approximately 20,000 Mcf/d.

During the year ended December 31, 2008, the facility treated approximately 11,336 Mcf/d of natural gas.

        Natural Gas Supply.    As of December 31, 2008, 57 receipt points were connected to Hiland Partners' Matli gathering system. The wells behind these receipt points are located in the Anadarko Basin of northcentral Oklahoma and produce natural gas from the Morrow and Springer formations. The primary suppliers of natural gas to the Matli gathering system are CLR and Range Resources Corporation, which represented approximately 62% and 23%, respectively, of the Matli gathering system's natural gas supply for the year ended December 31, 2008.

        The natural gas supplied to the Matli gathering system is generally dedicated to Hiland Partners under individually negotiated long-term contracts. The initial term of such agreements is generally from life of lease to five years. Following the initial term, these contracts usually continue on a year-to-year basis, unless terminated by one of the parties. Natural gas is purchased at the wellhead from the producers under index-minus-fees contract arrangements. For a more complete discussion of natural gas purchase and gathering contracts, please read Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Hiland Partners' Natural Gas Purchase and Gathering Contracts."

        Markets for Sale of Natural Gas and NGLs.    Residue gas resulting from Hiland Partners' processing operations is sold at the tailgate of the plant on the ONEOK Gas Transportation, L.L.C. intrastate pipeline. As part of Hiland Partners' expansion project completed in late 2006, it converted an existing natural gas pipeline into a NGL pipeline and now transport NGLs to a ONEOK Hydrocarbon, L.P. pipeline.

        Hiland Partners' primary purchasers of residue gas and NGLs on the Matli gathering system were ONEOK Hydrocarbon, L.P., OGE Energy Resources, ConocoPhillips Company and BP Energy Company, which represented approximately 25%, 25%, 17 and 14%, respectively, of the revenues from such sales for the year ended December 31, 2008.

Worland Gathering System

        General.    The Worland gathering system is located in central Wyoming and consists of approximately 153 miles of natural gas gathering pipelines, ranging from two inches to eight inches in diameter, the Worland processing plant, a natural gas treating facility and a fractionation facility. The gathering system has a capacity of approximately 8,000 Mcf/d, and average throughput was approximately 2,603 Mcf/d for the year ended December 31, 2008. There are seven compressor stations located within the gathering system. The plant and compressor stations have approximately 5,700 horsepower installed.

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

        The Worland processing plant processes natural gas that flows through the Worland gathering system to produce residue gas and NGLs. The natural gas gathered in this system is rich gas that must be processed in order to meet pipeline quality specifications. The plant has processing capacity of approximately 8,000 Mcf/d. During the year ended December 31, 2008, the facility processed approximately 2,603 Mcf/d of natural gas and produced approximately 157 Bbls/d of NGLs.

        The Worland gathering system includes a natural gas amine treating facility that removes carbon dioxide and hydrogen sulfide from natural gas that is gathered into Hiland Partners' system before the natural gas is introduced to transportation pipelines to ensure that it meets pipeline quality specifications. Generally, the natural gas gathered in this system contains a high concentration of hydrogen sulfide, a highly toxic and corrosive chemical that must be removed prior to transporting the gas via pipeline.

        The Worland gathering system also includes a fractionation facility that separates NGLs into propane and a mixture of butane and natural gasoline. The fractionation facility has a capacity to fractionate approximately 650 Bbls/d of NGLs. For the year ended December 31, 2008, the facility fractionated an average of 260 Bbls/d.

        Natural Gas Supply.    As of December 31, 2008, 24 receipt points were connected to Hiland Partners' Worland gathering system. The wells behind these receipt points are located in the Bighorn Basin of central Wyoming and produce crude oil primarily from the Frontier formation. The associated natural gas produced from these wells flows through Hiland Partners' Worland gathering system. The primary suppliers of natural gas to the Worland gathering system are CLR and Saga Petroleum Corp., which represented approximately 50% and 43%, respectively, of the Worland gathering system's natural gas supply for the year ended December 31, 2008.

        The natural gas supplied to the Worland gathering system is generally dedicated to Hiland Partners under individually negotiated long-term contracts. Following the initial term of the contracts, they generally continue on a year to year basis, unless terminated by one of the producers. Natural gas is purchased at the wellhead from the producers under percentage-of-index contracts, percentage-of-proceeds contracts and index-minus-fees contracts. For the year ended December 31, 2008, approximately 67%, 29% and 4% of Hiland Partners' total system inlet wellhead volumes at the Worland gathering system was derived from percentage-of-index contracts, percentage-of-proceeds contracts and index-minus-fees contracts, respectively. For a more complete discussion of natural gas purchase and gathering contracts, please read Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Hiland Partners' Natural Gas Purchase and Gathering Contracts."

        Markets for Sale of Natural Gas and NGLs.    Residue gas derived from Hiland Partners' processing operations is sold at the tailgate of the Worland processing plant on the Williston Basin Interstate Pipeline to third parties. Hiland Partners sells the NGLs to KM Upstream LLC and Kinder Morgan Operating, L.P. "A", subsidiaries of Kinder Morgan Energy Partners, LP, at the tailgate of the plant.

        Hiland Partners' primary purchasers of residue gas and NGLs on the Worland gathering system were Rainbow Gas Company, KM Upstream LLC and Kinder Morgan Operating, L.P. "A", subsidiaries of Kinder Morgan Energy Partners, LP, and CLR, which represented approximately 43%, 41% and 16%, respectively, of revenues from such sales on the Worland gathering system for the year ended December 31, 2008.

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

  •
  Enid Gathering Pipeline System.  Hiland Partners' Enid gathering pipeline system is located in northern Oklahoma and consists of approximately 5 miles of pipeline.

North Dakota Bakken Gathering System

        Hiland Partners' North Dakota Bakken gathering system presently consists of a 23-mile gathering system located in northwestern North Dakota that will gather natural gas associated with crude oil produced from the Bakken shale and Three Forks / Sanish formations. The gathering system, associated compression and treating facilities and a processing plant are currently under construction with an expected start up in the second quarter of 2009. Construction of the processing plant and gathering system commenced in October 2008. As of December 31, 2008, Hiland Partners has invested approximately $9.2 million in the project.

Compression Assets

        Hiland Partners provides air and water compression services to CLR for use in its oil and gas secondary recovery operations under a four-year, monthly fixed-fee contract (which Hiland Partners entered into in connection with its initial public offering) that expired on January 28, 2009 and now automatically renews for additional one-month terms at its Cedar Hills compression facility, its Horse Creek compression facility and its water injection plant located next to its Cedar Hills compression facility. Hiland Partners completed construction of its Cedar Hills compression facility and acquired the Horse Creek compression facility in 2002. The Horse Creek compression facility is comprised of two units with an aggregate of approximately 5,300 horsepower. The Cedar Hills compression facility is comprised of ten units with an aggregate of approximately 40,000 horsepower. Hiland Partners' water injection plant has six pumps with a total of 1,800 horsepower.

        At the compression facilities, Hiland Partners compresses air to pressures in excess of 4,000 pounds per square inch. At Hiland Partners' water injection plant, water is produced from source wells located near the water plant site. Produced water is run through a filter system to remove impurities and is then cooled prior to being pumped to pressures in excess of 2,000 pounds per square inch. The air and water are delivered at the tailgate of Hiland Partners' facilities into pipelines owned by CLR and are ultimately utilized by CLR in its oil and gas secondary recovery operations. For a description of the services agreement Hiland Partners entered into with CLR in connection with its initial public offering, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations—Hiland Partners' Contracts—Compression Services Agreement."

Credit Risk

        Counterparties pursuant to the terms of their contractual obligations expose Hiland Partners to potential losses as a result of nonperformance. SemStream, L.P., BP Energy Company, OGE Energy Resources, Inc. and ONEOK Energy Services Company, LP were Hiland Partners' largest customers for the year ended December 31, 2008, accounting for approximately 16%, 14%, 11% and 10%, respectively, of Hiland Partners' revenues. Consequently, changes within one or more of these customers' operations have the potential to impact, both positively and negatively, Hiland Partners' credit exposure and make us subject to risks of loss resulting from nonpayment or nonperformance by these or any of Hiland Partners' customers. Any material nonpayment or nonperformance by such key customers could materially and adversely affect Hiland Partners' business, financial condition or results of operations and reduce Hiland Partners' ability to make distributions to its unitholders. Additionally, Hiland Partners derives its revenues primarily from customers in the energy industry. This industry concentration has the potential to impact Hiland Partners' overall exposure to credit risk, either positively or negatively, in that its customers could be affected by similar changes in economic, industry or other conditions, including changing commodities prices. Furthermore, some of Hiland Partners' customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to Hiland Partners. Hiland Partners' counterparties to its commodity based derivative instruments as of December 31, 2008 were BP Energy Company and Bank of Oklahoma, N.A. Hiland Partners' counterparty to its interest rate swap is Wells Fargo Bank, N.A.

Competition

        The natural gas gathering, treating, processing and marketing industries are highly competitive. Hiland Partners faces strong competition in acquiring new natural gas supplies. Hiland Partners' competitors include other natural gas gatherers that gather, compress, treat, process and market natural gas. Competition for natural gas supplies is primarily based on the reputation, efficiency, flexibility and reliability of the gatherer, the pricing arrangements offered by the gatherer and the location of the gatherer's pipeline facilities. Hiland Partners provides flexible services to natural gas producers, including natural gas gathering, compression, dehydrating, treating and processing. Hiland Partners believes its ability to furnish these services gives it an advantage in competing for new supplies of natural gas because Hiland Partners can provide the services that producers, marketers and others require to connect their natural gas quickly and efficiently. In addition, using centralized treating and processing facilities, Hiland Partners can in most cases attract producers that require these services and at a lower initial capital cost. For natural gas that exceeds the maximum contaminant levels and NGL specifications for interconnecting natural gas pipelines and downstream markets, Hiland Partners believe that it offers treating and other processing services on competitive terms. In addition, with respect to natural gas suppliers attached to its pipeline systems, Hiland Partners provides such natural gas supplies on a flexible basis.

        Hiland Partners believes that its producers prefer a midstream energy company with the flexibility to accept natural gas not meeting typical industry standard gas quality requirements. The primary difference between Hiland Partners and its competitors is that Hiland Partners provides an integrated and responsive package of midstream services, while most of its competitors typically offer only a few select services. Hiland Partners believes that offering an integrated package of services, while remaining flexible in the types of contractual arrangements that it offers producers, allows Hiland Partners to compete more effectively for new natural gas supplies.

        Many of Hiland Partners' competitors have capital resources and control supplies of natural gas greater than the supplies controlled by Hiland Partners. Hiland Partners' primary competitors on the Eagle Chief gathering system are Atlas Pipeline Partners, Mustang Fuel Corporation, Duke Energy Field Services and SemGas, L.P. Hiland Partners' primary competitor on the Bakken gathering system and the Badlands gathering system is Bear Paw Energy, and on the Matli gathering system, Hiland Partners' competitor is Enogex, Inc. Hiland Partners' primary competitors on the Kinta Area gathering systems are CenterPoint Energy Field Services and Superior Pipeline Company. Hiland Partners' primary competitors on the Woodford Shale gathering system are MarkWest Energy Partners, Enogex, Inc., Antero Resources Midstream Corporation and Copano Energy, L.L.C. Hiland Partners does not have a major competitor on the Worland gathering system.

Regulation

        Regulation by the FERC of Interstate Natural Gas Pipelines.    Hiland Partners does not own any interstate natural gas pipelines, so the Federal Energy Regulatory Commission, or the FERC, does not directly regulate any of Hiland Partners' operations. However, the FERC's regulation influences certain aspects of Hiland Partners' business and the market for its products and services. In general, the FERC has authority over natural gas companies that provide natural gas pipeline transportation services in interstate commerce, and its authority to regulate those services includes:

  •
  the certification and construction of new facilities;

  •
  the extension or abandonment of services and facilities;

  •
  the maintenance of accounts and records;

  •
  the acquisition and disposition of facilities;

  •
  the initiation and discontinuation of services; and

  •
  various other matters.

        In recent years, the FERC has pursued pro-competitive policies in its regulation of interstate natural gas pipelines. However, Hiland Partners can provide no assurance that the FERC will continue this approach as it considers matters such as pipeline rates and rules and policies that may affect rights of access to natural gas transportation capacity.

        Regulation of Intrastate Natural Gas Transportation Pipelines.    Hiland Partners does not own any pipelines that provide intrastate natural gas transportation, so state regulation of non-gathering pipeline transportation does not directly affect its operations. As with FERC regulation described above, however, state regulation of pipeline transportation may influence certain aspects of Hiland Partners' business and the market for its products.

        Gathering Pipeline Regulation.    Section 1(b) of the Natural Gas Act of 1938, or NGA, exempts natural gas gathering from the jurisdiction of the FERC. Hiland Partners owns a number of natural gas pipelines that it believes would meet the traditional tests the FERC has used to establish a pipeline's status as a gatherer not subject to the FERC jurisdiction. However, there is no bright-line distinction between FERC-regulated natural gas transportation services and federally unregulated gathering services. Moreover, this distinction is the subject of regular litigation. Thus, the classification and regulation of some of Hiland Partners' gathering facilities may be subject to change based on future determinations by the FERC and the courts.

        In the states in which Hiland Partners operates, regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirement and complaint-based rate regulation. For example, Hiland Partners is subject to state ratable take and common purchaser statutes. Ratable take statutes generally require gatherers to take, without undue discrimination, natural gas production that may be tendered to the gatherer for handling. In certain circumstances, such laws will apply even to gatherers like Hiland Partners that do not provide third party, fee-based gathering service and may require Hiland Partners to provide such third party service at a regulated rate. Similarly, common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer. These statutes are designed to prohibit discrimination in favor of one producer over another producer or one source of supply over another source of supply. These statutes have the effect of restricting Hiland Partners' right as an owner of gathering facilities to decide with whom it will contract to purchase or gather natural gas.

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

        Sales of Natural Gas, NGLs and Other Products.    The price at which Hiland Partners buys and sells natural gas currently is not subject to federal regulation and, for the most part, is not subject to state regulation. The price at which Hiland Partners buys and sells NGLs and other products is not subject to regulation. Hiland Partners' sales of natural gas, NGLs and other products are affected by the availability, terms and cost of pipeline transportation. Pipeline rates, terms of access and terms and conditions of service are subject to extensive federal and state regulation. The FERC is continually proposing and implementing new rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies that remain subject to the FERC's jurisdiction. These initiatives also may affect the intrastate transportation of natural gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry, and these initiatives generally reflect more light-handed regulation. Hiland Partners cannot predict the ultimate impact of these regulatory changes to its natural gas marketing operations. Hiland Partners does not believe that it will be affected by any such FERC action materially differently than other natural gas marketers with whom it competes.

        Under the Energy Policy Act of 2005, FERC possesses regulatory oversight over natural gas markets, including the purchase, sale and transportation activities of non-interstate pipelines and other natural gas market participants. The Commodity Futures Trading Commission, or the CFTC, also holds authority to monitor certain segments of the physical and futures energy commodities market pursuant to the Commodity Exchange Act. With regard to physical purchases and sales of natural gas, NGLs and other products, Hiland Partners' gathering services related to these energy commodities, and any related hedging activities that it undertakes, Hiland Partners is required to observe these anti-market manipulation laws and related regulations enforced by FERC and/or the CFTC. These agencies hold substantial enforcement authority, including the ability to assess civil penalties of up to $1 million per day per violation, to order disgorgement of profits and to recommend criminal penalties. FERC has continued to impose additional regulations intended to prevent market manipulation and to promote price transparency. For example, new FERC rules require wholesale purchasers and sellers of natural gas to report to FERC certain aggregated volume and other purchase and sales data for the previous calendar year. Should Hiland Partners violate the anti-market manipulation laws and regulations, it could also be subject to related third party damage claims by, among others, sellers, royalty owners and taxing authorities.

Environmental Matters

        The operation of pipelines, plants and other facilities for gathering, compressing, dehydrating, treating, and processing of natural gas and fractionating NGLs and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, Hiland Partners must comply with these laws and regulations at the federal, regional, state and local levels. These laws and regulations can restrict or impact Hiland Partners' business activities in many ways, such as:

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

        Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations. Certain environmental statutes impose strict and, under certain circumstances, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of substances or other waste products into the environment.

        The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation. Actual future expenditures may be different from the amounts Hiland Partners currently anticipates. Hiland Partners tries to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. While Hiland Partners believe that they are in substantial compliance with current applicable federal and state environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on its results of operations or financial condition, there is no assurance that this trend of compliance will continue in the future. Moreover, while Hiland Partners believes that the various environmental activities in which it is presently engaged will not affect its operational ability to gather, compress, dehydrate, treat and process natural gas or fractionate NGLs, Hiland Partners cannot assure you that future events, such as changes in existing laws, the promulgation of new laws, or the development or discovery of new facts or conditions will not cause Hiland Partners to incur significant costs.

        The following is a summary of the more significant existing environmental laws to which Hiland Partners business operations is subject and with which compliance may have a material adverse effect on its capital expenditures, earnings or competitive position.

        Air Emissions.    Hiland Partners' operations are subject to the federal Clean Air Act, as amended and comparable state laws. These laws regulate emissions of air pollutants from various industrial sources, including processing and treatment plants, fractionation facilities and compressor stations, and also impose various monitoring and reporting requirements. Such laws may require Hiland Partners to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and comply with air permits containing various emissions and operational limitations, or utilize specific emission control technologies to limit emissions. Hiland Partners' failure to comply with these requirements could subject it to monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions. Hiland Partners will be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. Hiland Partners believes, however, that its operations will not be materially adversely affected by such requirements, and the requirements are not expected to be any more burdensome to Hiland Partners than to other similarly situated companies.

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

        Hiland Partners currently owns or leases, and in the past have owned or leased, properties that have been used for natural gas and NGL gathering, treating, processing, and fractionating activities for many years. Although Hiland Partners believes that they have utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes, or hydrocarbons may have been released on or under the properties owned or leased by them, or on or under other locations where such substances have been taken for recycling or disposal. In addition, some of Hiland Partners properties have been operated by third parties whose treatment and disposal of hazardous substances, wastes, or hydrocarbons was not under its control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA, and analogous state laws. Under such laws, Hiland Partners could be required to remove previously disposed hazardous substances, wastes and hydrocarbons or remediate contaminated property.

        Water Discharges.    Hiland Partners' operations are subject to the Federal Water Pollution Control Act, as amended, also known as the Clean Water Act, and analogous state laws. These laws impose detailed requirements and strict controls regarding the discharge of pollutants into state waters and waters of the United States. The unpermitted discharge of pollutants, including discharges resulting from a spill or leak incident, is prohibited by the U.S. Environmental Protection Agency, or EPA, or analogous state agencies. The Clean Water Act and regulations implemented thereunder also prohibit discharges of dredged and fill material into wetlands and other waters of the United States unless authorized by an appropriately issued permit. Any unpermitted release of pollutants from pipelines or facilities could result in administrative civil and criminal penalties as well as significant remedial obligations.

        Global Warming and Climate Change.    In response to public concerns suggesting that emissions of certain gases, referred to as "greenhouse gases" and including carbon dioxide and methane, may be contributing to warming of the Earth's atmosphere, President Obama has expressed support for, and it is anticipated that the current session of the U.S. Congress will consider climate change-related legislation to reduce greenhouse gas emissions. In addition, at least one-third of the states, either individually or through multistate regional initiatives, already have taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or greenhouse gas cap and trade programs. As an alternative to reducing emissions of greenhouse gases under cap and trade programs, the Congress may consider the implementation of a program to tax the emission of carbon dioxide and other greenhouse gases. The cap and trade programs could require major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries or gas processing plants, to acquire and surrender emission allowances. Depending on the particular cap and trade program, Hiland Partners could be required to purchase and surrender allowances, either for greenhouse gas emissions resulting from its operations (e.g., compressor stations) or from combustion of fuels (e.g., natural gas or NGLs) it processes. Similarly, depending on the design and implementation of a program to tax emissions or greenhouse gases, Hiland Partners' operations could face additional taxes and higher cost of doing business. Although Hiland Partners would not be impacted to a greater degree than other similarly situated gatherers and processors of natural gas or NGLs, a stringent greenhouse gas control or taxing program could have an adverse effect on its cost of doing business and could reduce demand for the natural gas and NGLs it gathers and processes.

        Also, as a result of the U.S. Supreme Court's decision in 2007 in Massachusetts, et al. v. EPA, the EPA may regulate carbon dioxide and other greenhouse gas emissions from mobile sources such as cars and trucks, even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The Court's holding in Massachusetts that greenhouse gases including carbon dioxide fall under the federal Clean Air Act's definition of "air pollutant" may also result in future regulation of carbon dioxide and other greenhouse gas emissions from stationary sources under certain Clean Air Act programs. In July 2008, EPA released an "Advance Notice of Proposed Rulemaking" regarding possible future regulation of greenhouse gas emissions under the Clean Air Act, in response to the Supreme Court's decision in Massachusetts. In the notice, EPA evaluated the potential regulation of greenhouse gases under the Clean Air Act and other potential methods of regulating greenhouse gases. Although the notice did not propose any specific, new regulatory requirements for greenhouse gases, it indicates that federal regulation of greenhouse gas emissions could occur in the near future even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact Hiland Partners' business, any such new federal, regional or state restrictions on or taxing of emissions of carbon dioxide in areas of the United States in which Hiland Partners conducts business could adversely affect its cost of doing business and demand for the natural gas and NGLs it gathers and processes.

        Pipeline Safety.    Some of Hiland Partners' pipelines are subject to regulation by the U.S. Department of Transportation, or the DOT, under the Natural Gas Pipeline Safety Act of 1968, as amended, or the NGPSA, pursuant to which the DOT has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. The NGPSA covers the pipeline transportation of natural gas and other gases, and the transportation and storage of liquefied natural gas and requires any entity that owns or operates pipeline facilities to comply with the regulations under the NGPSA, to permit access to and allow copying of records and to make certain reports and provide information as required by the Secretary of Transportation. Hiland Partners believes its natural gas pipeline operations are in substantial compliance with applicable NGPSA requirements; however, due to the possibility of new or amended laws and regulations or reinterpretation of existing laws and regulations, future compliance with the NGPSA could result in increased costs that, at this time, cannot reasonably be quantified.

        The DOT, through the Pipeline and Hazardous Materials Safety Administration, adopted regulations to implement the Pipeline Safety Improvement Act of 2002, as amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, which requires pipeline operators to, among other things, develop integrity management programs for gas transmission pipelines that, in the event of a failure, could affect "high consequence areas." "High consequence areas" are defined as areas with specified population densities, buildings containing populations of limited mobility, and areas where people gather that are located along the route of a pipeline. States in which Hiland Partners operates have adopted similar regulations applicable to intrastate gathering and transmission lines. Hiland Partners' pipeline systems are largely excluded from these regulations and are not generally situated within areas that would be designated "high consequence. "Therefore, compliance with these regulations has not had a significant impact on Hiland Partners' operations.

        Employee Health and Safety.    Hiland Partners is subject to the requirements of the Occupational Safety and Health Act, or OSHA, and comparable state laws that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in Hiland Partners' operations and that this information be provided to employees, state and local government authorities and citizens.

        Hydrogen Sulfide.    Exposure to gas containing high levels of hydrogen sulfide, referred to as sour gas, is harmful to humans, and exposure can result in death. The gas handled at Hiland Partners' Worland gathering system contains high levels of hydrogen sulfide, and Hiland Partners employs numerous safety precautions at the system to ensure the safety of its employees. There are various federal and state environmental and safety requirements for handling sour gas, and Hiland Partners is in substantial compliance with all such requirements.

        Anti-Terrorism Measures.    The federal Department of Homeland Security Appropriations Act of 2007 required the Department of Homeland Security, or DHS, to issue regulations establishing risk-based performance standards for the security of chemical and industrial facilities, including oil and gas facilities that are deemed to present "high levels of security risk." The DHS issued an interim final rule in April 2007 regarding risk-based performance standards to be attained pursuant to the act and, on November 20, 2007, further issued an Appendix A to the interim rule that established chemicals of interest and their respective threshold quantities that will trigger compliance with the interim rule. Facilities possessing greater than threshold levels of these chemicals of interest were required to prepare and submit to the DHS in January 2008 initial screening surveys that the agency would use to determine whether the facilities presented a high level of security risk. Covered facilities that are determined by DHS to pose a high level of security risk will be notified by DHS and will be required to prepare and submit Security Vulnerability Assessments and Site Security Plans as well as comply with other regulatory requirements, including those regarding inspections, audits, recordkeeping, and protection of chemical-terrorism vulnerability information. In January 2008, Hiland Partners prepared and submitted to the DHS initial screening surveys five certain facilities operated by them that possess regulated chemicals of interest in excess of the Appendix A threshold levels. In June 2008, the DHS advised Hiland Partners that these five facilities were determined by the agency not to present high levels of security risk and thus did not require further assessment under the interim rules.

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

        Some Hiland Partners' leases, easements, rights-of-way, permits, licenses and franchise ordinances require the consent of the current landowner to transfer these rights, which in some instances is a governmental entity. Hiland Partners believes that it has obtained or will obtain sufficient third party consents, permits and authorizations for the transfer of the assets necessary for it to operate its business in all material respects. With respect to any consents, permits or authorizations that have not been obtained, Hiland Partners believes that these consents, permits or authorizations will be obtained reasonably soon, or that the failure to obtain these consents, permits or authorizations will have no material adverse effect on the operation of its business.

        Hiland Partners leases the majority of the surface land on which its gathering systems operate. With respect to Hiland Partners' Bakken gathering system, Hiland Partners owns the land on which the processing plant is located and the land on which the three compressor stations are located. With respect to Hiland Partners' Badlands gathering system, Hiland Partners owns the land on which the Badlands processing plant is located and leases the land on which the seven compressor sites are located. With respect to Hiland Partners' Eagle Chief gathering system, Hiland Partners leases the surface land on which the Eagle Chief processing plant, seven of the eight compressor stations, a produced water dumping station and the three pumping stations are located. Hiland Partners leases the surface lands on which twelve of the thirteen Kinta Area compressors are located. At Hiland Partners' Woodford Shale gathering system, Hiland Partners owns the land on which one compressor station is located and leases the surface land on three compressor station locations. Hiland Partners leases the surface lands on which its Matli processing plant and three compressor stations are located and at Hiland Partners' Worland gathering system, Hiland Partners leases the surface land on which the Worland processing plant and the seven compressor stations are located. Hiland Partners owns the land on which the North Dakota Bakken processing plant is being constructed.

        Hiland Partners believes that it holds satisfactory title to all of its assets. Record title to some of Hiland Partners' assets may continue to be held by its affiliates until Hiland Partners has made the appropriate filings in the jurisdictions in which such assets are located and obtained any consents and approvals that are not obtained prior to transfer. Title to property may be subject to encumbrances. Hiland Partners believes that none of these encumbrances will materially detract from the value of its properties or from its interest in these properties, nor will they materially interfere with the use of these properties in the operation of Hiland Partners' business.

        Hiland Partners believes that it either owns in fee or holds leases, easements, rights-of-way or licenses and has obtained the necessary consents, permits and franchise ordinances to conduct its operations in all material respects.

Office Facilities

        We occupy approximately 12,358 square feet of space at our executive offices in Enid, Oklahoma, under leases expiring April 30, 2011. While we may require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future and that additional facilities will be available on commercially reasonable terms as needed.

Employees

        We have no employees. Prior to September 25, 2006, all of Hiland Partners' employees were employees of Hiland Partners GP, LLC, its general partner. On September 25, 2006, concurrent with our initial public offering, Hiland Partners GP Holdings, LLC, our general partner became the employer of all employees. As of December 31, 2008, Hiland Partners GP Holdings, LLC had 121 full-time employees who provide services to us and Hiland Partners. We are not a party to any collective bargaining agreements, and we have not had any significant labor disputes in the past. We believe we have good relations with the employees of Hiland Partners GP Holdings, LLC.

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

  •
  Charters for our Audit, Conflicts, and Compensation Committees;

  •
  Code of Business Conduct and Ethics;

  •
  Code of Ethics for Chief Executive Officer and Senior Financial Officers; and

  •
  Environmental, Health and Safety Policy Statements.

        We make our SEC filings available on our Web site as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. The above information is available in print to anyone who requests it.

Item 1A.    Risk Factors

        Limited partner interests are inherently different from capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. The following risks could materially and adversely affect our business, the business of Hiland Partners, our financial condition or results of operations. In that case, the amount of the distributions on our common units could be materially and adversely affected, and the trading price of our common units could decline.

Risks Inherent in an Investment in Us

Our only cash-generating assets are our 2% general partner interest, all of the incentive distribution rights and a 57.4% limited partner interest in Hiland Partners. Our cash flow and our ability to make distributions are therefore completely dependent upon the ability of Hiland Partners to make cash distributions to its partners, including us.

        The amount of cash that Hiland Partners can distribute to its partners each quarter, including us, principally depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on several factors, some of which are beyond Hiland Partners' control, including:

  •
  the amount of natural gas gathered on Hiland Partners' pipelines;

  •
  the throughput volumes at Hiland Partners' processing, treating and fractionation plants;

  •
  the price of natural gas and crude oil;

  •
  the price of NGLs;

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

  •
  debt service requirements;

  •
  the ability to access capital markets and borrow money

  •
  fluctuations in working capital needs;

  •
  restrictions on distributions contained in Hiland Partners' credit facility;

  •
  Hiland Partners' ability to make working capital borrowings under its credit facility to pay distributions;

  •
  prevailing economic conditions; and

  •
  the amount, if any, of cash reserves established by the board of directors of Hiland Partners' general partner in its sole discretion for the proper conduct of Hiland Partners' business.

        Because of these factors, Hiland Partners may not have sufficient available cash each quarter to pay distributions at the current level, or any other amount. You should also be aware that the amount of cash that Hiland Partners has available for distribution depends primarily upon its cash flow, including cash flow from financial reserves and working capital borrowings, and is not solely a function of profitability, which will be affected by non-cash items. As a result, Hiland Partners may be able to make cash distributions during periods when Hiland Partners records losses and may not be able to make cash distributions during periods when Hiland Partners records net income, which could adversely affect our ability to pay distributions on our common units.

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

Hiland Partners' general partner, with our consent, may limit or modify the incentive distributions we are entitled to receive in order to facilitate Hiland Partners' growth strategy without the consent of our unitholders. If these distributions were reduced, the total amount of cash distributions we would receive from Hiland Partners, and therefore the amount of cash distributions we could pay to our unitholders, would be reduced.

        We indirectly own the incentive distribution rights in Hiland Partners that entitle us to receive increasing percentages, up to a maximum of 48%, of any cash distributed by Hiland Partners as certain target distribution levels are reached in excess of $0.495 per Hiland Partners unit in any quarter. A substantial portion of the cash flow we receive from Hiland Partners is provided by these incentive distribution rights. The board of directors of Hiland Partners' general partner may reduce the level of the incentive distribution rights payable to us with our consent, which we may provide without the approval of our unitholders if our general partner determines that such reduction does not adversely affect our limited partners in any material respect. For example, the board of directors of Hiland Partners may elect to limit the incentive distribution we are entitled to receive with respect to a particular acquisition or unit issuance by Hiland Partners. This situation could arise if a potential acquisition might not be accretive to Hiland Partners' unitholders if a significant portion of that acquisition's cash flows would be paid as incentive distributions to us. By limiting the level of incentive distributions in connection with a particular acquisition or issuance of Hiland Partners' units, the cash flows associated with such acquisition could be accretive to Hiland Partners' unitholders as well as substantially beneficial to us. Prior to approving such a reduction, the board of directors of Hiland Partners' general partner would be required to consider its fiduciary obligations to Hiland Partners' common unitholders as well as to us. Our partnership agreement specifically permits our general partner to authorize the general partner of Hiland Partners to limit or modify the incentive distribution rights held by us if our general partner determines that such reduction does not adversely affect our limited partners in any material respect. These reductions may be permanent reductions in the incentive distribution rights or may be reductions with respect to cash flows from the potential acquisition. If these distributions were reduced, the total amount of cash distributions we would receive from Hiland Partners, and therefore the amount of cash distributions we could pay to our unitholders, would be reduced.

A reduction in Hiland Partners' distributions will disproportionately affect the amount of cash distributions to which we are currently entitled.

        Our ownership of the incentive distribution rights in Hiland Partners entitles us to receive our pro rata share of specified percentages of total cash distributions made by Hiland Partners with respect to any particular quarter only in the event that Hiland Partners distributes more than $0.495 per Hiland Partners unit for such quarter. As a result, the holders of Hiland Partners' common units have a priority over the holders of Hiland Partners' incentive distribution rights to the extent of cash distributions by Hiland Partners up to and including $0.45 per unit for any quarter. Our incentive distribution rights entitle us to receive increasing percentages, up to 48%, of all cash distributed by Hiland Partners. The distribution of $0.45 per limited partner unit declared by Hiland Partners for the quarter ended December 31, 2008 entitles us to receive the minimum quarterly distribution in respect to our 2,321,471 common units and 3,060,000 subordinated units. At the current distribution rate, we are not entitled to incentive distributions.

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

The control of our general partner may be transferred to a third party without unitholder consent. The new owner of our general partner could implement different business strategies, which could have an adverse impact on our growth or future prospects.

        Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, there is no restriction in our partnership agreement on the ability of Harold Hamm or the owners of our general partner to transfer their ownership interests in our general partner to a third party. The new owner of our general partner would then be in a position to replace the board of directors and officers of our general partner and the general partner of Hiland Partners and to control the decisions taken by the board of directors and officers. The new owner of our general partner could implement different business strategies, which could have an adverse impact on our growth or future prospects.

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

        Hiland Partners is subject to significant risks due to frequent and often substantial fluctuations in commodity prices. In the past, the prices of natural gas and NGLs have been extremely volatile, and Hiland Partners expect this volatility to continue. For the year ended December 31, 2008, Hiland Partners' average realized natural gas sales price increased from $6.44/MMBtu in January to a high sales price of $10.05/MMBtu in July, then decreased to a low sales price of $3.38/MMBtu in November. Hiland Partners' average realized NGL sales price increased from $1.42 per gallon in January 2008 to a high sales price of $1.74 per gallon in June 2008, then decreased to a low sales price of $0.61 per gallon in December 2008. The markets and prices for natural gas and NGLs depend upon factors beyond Hiland Partners' control. These factors include demand for oil, natural gas and NGLs, which fluctuate with changes in market and economic conditions and other factors, including:

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

        Hiland Partners operates under three types of contractual arrangements under which its total segment margin is exposed to increases and decreases in the price of natural gas, NGLs and the relationship between natural gas and NGL prices: percentage-of-proceeds, percentage-of-index and index-minus-fees arrangements. Under percentage-of-proceeds arrangements, Hiland Partners generally purchases natural gas from producers for an agreed percentage of proceeds or upon an index related price, and then sells the resulting residue gas and NGLs or NGL products at index related prices. Under percentage-of-index arrangements, Hiland Partners purchases natural gas from producers at a fixed percentage of the index price for the natural gas they produce and subsequently sells the residue gas and NGLs or NGL products at market prices. Under index- minus-fees arrangements, we purchase natural gas from producers at an expected index related price less fees to gather, dehydrate, compress, treat and/or process the natural gas. Under these types of contracts our revenues and total segment margin increase or decrease, whichever is applicable, as the price of natural gas and NGLs fluctuates.

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

If commodity prices do not significantly improve above the expected prices for 2009, Hiland Partners may be in violation of the maximum consolidated funded debt to EBITDA ratio as early as June 30, 2009, unless the ratio is amended, the senior secured revolving credit facility is restructured or it receives an infusion of equity capital. Failure to comply with the covenants could cause an event of default under Hiland Partners' credit facility.

        Hiland Partners' credit facility contains covenants requiring Hiland Partners to maintain certain financial ratios and comply with certain financial tests, which, among other things, require Hiland Partners and its subsidiary guarantors, on a consolidated basis, to maintain specified ratios or conditions as follows:

  •
  EBITDA to interest expense of not less than 3.0 to 1.0; and

  •
  consolidated funded debt to EBITDA of not more than 4.0 to 1.0 with the option to increase the consolidated funded debt to EBITDA ratio to not more than 4.75 to 1.0 for a period of up to nine months following an acquisition or a series of acquisitions totaling $40 million in a 12-month period (subject to an increased applicable interest rate margin and commitment fee rate).

        As of December 31, 2008, Hiland Partners was in compliance with each of these ratios, which are tested quarterly. Hiland Partners' EBITDA to interest expense ratio was 5.0 to 1.0 and its consolidated funded debt to EBITDA ratio was 3.7 to 1.0. Hiland Partners intends to elect to increase the ratio to 4.75:1.0 on March 31, 2009. Hiland Partners' ability to remain in compliance with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from Hiland Partners' operations and events or circumstances beyond Hiland Partners' control. If commodity prices do not significantly improve above the expected prices for 2009, Hiland Partners may be in violation of the maximum consolidated funded debt to EBITDA ratio as early as June 30, 2009, unless the ratio is amended, the senior secured revolving credit facility is restructured or it receives an infusion of equity capital.

        Hiland Partners' failure to comply with any of the restrictions and covenants under its revolving credit facility could lead to an event of default and the acceleration of Hiland Partners obligations under those agreements. Hiland Partners may not have sufficient funds to make such payments. If Hiland Partners is unable to satisfy its obligations with cash on hand, Hiland Partners could attempt to refinance such debt, sell assets or repay such debt with the proceeds from an equity offering. Hiland Partners cannot assure that it will be able to generate sufficient cash flow to pay the interest on its debt or that future borrowings, equity financings or proceeds from the sale of assets will be available to pay or refinance such debt. The terms of Hiland Partners' financing agreements may also prohibit Hiland Partners from taking such actions. Factors that will affect Hiland Partners' ability to raise cash through an offering of its common units or other equity, a refinancing of its debt or a sale of assets include financial market conditions and Hiland Partners' market value and operating performance at the time of such offering or other financing. Hiland Partners cannot assure that any such proposed offering, refinancing or sale of assets can be successfully completed or, if completed, that the terms will be favorable to Hiland Partners.

        For additional information about the restrictions under our credit facility, please see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility."

Hiland Partners may not have sufficient cash after the establishment of cash reserves and payment of its general partner's fees and expenses to enable Hiland Partners to pay distributions at the current level, or at all.

        Hiland Partners may not have sufficient available cash each quarter to pay distributions at the current level, or at all. Under the terms of Hiland Partners' partnership agreement, Hiland Partners must pay its general partner's fees and expenses and set aside any cash reserve amounts before making a distribution to its unitholders. The amount of cash Hiland Partners can distribute on its units principally depends upon the amount of cash Hiland Partners generates from its operations, which will fluctuate from quarter to quarter based on several factors, some of which are beyond Hiland Partners' control, including:

  •
  the amount of natural gas gathered on its pipelines;

  •
  the throughput volumes at its processing, treating and fractionation plants;

  •
  the price of natural gas and crude oil;

  •
  the price of NGLs;

  •
  the relationship between natural gas and NGL prices;

  •
  the level of Hiland Partners' operating costs;

  •
  the weather in its operating areas;

  •
  the level of competition from other midstream energy companies; and

  •
  the fees Hiland Partners charges and the margins it realizes for its services.

        In addition, the actual amount of cash Hiland Partners will have available for distribution will depend on other factors, some of which are beyond its control, including:

  •
  the level of capital expenditures Hiland Partners makes;

  •
  the availability, if any, and cost of acquisitions;

  •
  Hiland Partners' debt service requirements;

  •
  Hiland Partners' ability to access capital markets and borrow money;

  •
  fluctuations in Hiland Partners' working capital needs;

  •
  restrictions on distributions contained in Hiland Partners' credit facility;

  •
  restrictions on Hiland Partners' ability to make working capital borrowings under its credit facility to pay distributions;

  •
  prevailing economic conditions; and

  •
  the amount, if any, of cash reserves established by Hiland Partners' general partner's board of directors in its sole discretion for the proper conduct of its business.

Hiland Partners' cash flow is affected by the volatility of natural gas and NGL product prices, which could adversely affect its ability to make distributions to its unitholders.

        Hiland Partners is subject to significant risks due to frequent and often substantial fluctuations in commodity prices. In the past, the prices of natural gas and NGLs have been extremely volatile, and Hiland Partners expects this volatility to continue. For the year ended December 31, 2008, Hiland Partners' average realized natural gas sales price increased from $6.44/MMBtu in January to a high sales price of $10.05/MMBtu in July, then decreased to a low sales price of $3.38/MMBtu in November.

Hiland Partners' average realized NGL sales price increased from $1.42 per gallon in January 2008 to a high sales price of $1.74 per gallon in June 2008, then decreased to a low sales price of $0.61 per gallon in December 2008. The markets and prices for natural gas and NGLs depend upon factors beyond Hiland Partners' control. These factors include demand for oil, natural gas and NGLs, which fluctuate with changes in market and economic conditions and other factors, including:

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

        Hiland Partners operates under three types of contractual arrangements under which its total segment margin is exposed to increases and decreases in the price of natural gas, NGLs and the relationship between natural gas and NGL prices: percentage-of-proceeds, percentage-of-index and index-minus-fees arrangements. Under percentage-of-proceeds arrangements, Hiland Partners generally purchases natural gas from producers for an agreed percentage of proceeds or upon an index related price, and then sells the resulting residue gas and NGLs or NGL products at index related prices. Under percentage-of-index arrangements, Hiland Partners purchases natural gas from producers at a fixed percentage of the index price for the natural gas they produce and subsequently sells the residue gas and NGLs or NGL products at market prices. Under index- minus-fees arrangements, Hiland Partners purchases natural gas from producers at an expected index related price less fees to gather, dehydrate, compress, treat and/or process the natural gas. Under these types of contracts Hiland Partners' revenues and total segment margin increase or decrease, whichever is applicable, as the price of natural gas and NGLs fluctuates.

Because of the natural decline in production from existing wells, Hiland Partners' success depends on its ability to obtain new supplies of natural gas, which involves factors beyond its control. Any decrease in supplies of natural gas in Hiland Partners' areas of operation could adversely affect Hiland Partners' business and operating results and reduce its ability to make distributions to its unitholders, including us, or to service its debt.

        Hiland Partners' gathering systems and processing plants are dependent on the level of production from oil and natural gas wells that supply its systems with natural gas and from which production will naturally decline over time. As a result, Hiland Partners' cash flows associated with these wells will also decline over time. In order to maintain or increase throughput volume levels on Hiland Partners' gathering systems and the asset utilization rates at its natural gas processing plants, Hiland Partners must continually obtain new supplies of natural gas. The primary factors affecting Hiland Partners' ability to obtain new supplies of natural gas and attract new customers to its assets are the level of successful drilling activity near Hiland Partners' gathering systems and its ability to compete with other gathering and processing companies for volumes from successful new wells.

        The level of drilling activity is dependent on economic and business factors beyond Hiland Partners' control. Fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of new oil and natural gas reserves. Drilling activity generally decreases as oil and natural gas prices decrease. Natural gas, crude oil and NGL prices have been high in recent years compared to historical periods, but have decreased significantly during the fourth quarter of 2008 and thus far in 2009. This decline in natural gas prices coupled with the effect of illiquid capital markets has led to a decrease in drilling activity in Hiland Partners' areas of operation.

        In addition, producers may decrease their drilling activity levels due to the current deterioration in the credit markets. Many of Hiland Partners' customers finance their drilling activities though cash flow from operations, the incurrence of debt or the issuance of equity. Recently, there has been a significant decline in the credit markets and the availability of credit. Additionally, many of Hiland Partners' customers' equity values have substantially declined. The combination of a reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may result in a significant reduction in the spending of Hiland Partners' customers. For example, a number of Hiland Partners' customers have announced reduced capital expenditure budgets for 2009.

        Other factors that impact production decisions include producers' capital budget limitations, the ability of producers to obtain necessary drilling and other governmental permits and regulatory changes. Because of these factors, even if additional crude oil or natural gas reserves were discovered in areas served by Hiland Partners' assets, producers may choose not to develop those reserves. If Hiland Partners was not able to obtain new supplies of natural gas to replace the natural decline in volumes from existing wells due to reductions in drilling activity or competition, throughput volumes on Hiland Partners' pipelines and the utilization rates of its processing facilities would decline, which could have a material adverse effect on its business, results of operations and financial condition.

If Hiland Partners fails to obtain new sources of natural gas supply, its revenues and cash flow may be adversely affected, and its ability to make distributions to its unitholders, including us, may be reduced.

        Hiland Partners faces competition in acquiring new natural gas supplies. Competition for natural gas supplies is primarily based on the location of pipeline facilities, pricing arrangements, reputation, efficiency, flexibility and reliability. Hiland Partners' major competitors for natural gas supplies and markets include (1) Atlas Pipeline Partners, Mustang Fuel Corporation, Duke Energy Field Services, LLC and SemGas, L.P. at its Eagle Chief gathering system, (2) Enogex, Inc. at its Matli gathering system, (3) Bear Paw Energy, a subsidiary of ONEOK Partners, L.P., at its Badlands and Bakken gathering systems, (4) CenterPoint Energy Field Services and Superior Pipeline Company, L.L.C., a subsidiary of Unit Corporation, at its Kinta Area gathering system and (5) MarkWest Energy Partners, Enogex, Inc., Antero Resources Midstream Corporation and Copano Energy, L.L.C. at its Woodford Shale gathering system. Many of Hiland Partners' competitors have greater financial resources than Hiland Partners does, which may better enable them to pursue additional gathering and processing opportunities than Hiland Partners.

Hiland Partners depends on certain key producers for a significant portion of its supply of natural gas and the loss of any of these key producers could reduce Hiland Partners' supply of natural gas and adversely affect its financial results.

        For the year ended December 31, 2008, CLR, Chesapeake Energy Corporation and Enerplus Resources (USA) Corporation supplied Hiland Partners with approximately 49%, 13% and 10%, respectively, of its total natural gas volumes purchased. BP America Production Company and Chesapeake Energy Corporation supplied Hiland Partners with approximately 52% and 13%, respectively, of its natural gas volumes gathered. Certain of Hiland Partners' natural gas gathering systems is dependent on one or more of these producers. To the extent that these producers reduce the volumes of natural gas that they supply as a result of competition or otherwise, Hiland Partners would be adversely affected unless it was able to acquire comparable supplies of natural gas on comparable terms from other producers, which may not be possible in areas where the producer that reduces its volumes is the primary producer in the area.

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

        Hiland Partners' ability to engage in construction projects or to make acquisitions is dependent on obtaining adequate sources of outside financing, including commercial borrowings and other debt and equity issuances. While the initial funding of Hiland Partners' acquisitions may consist of debt financing, Hiland Partners' financial strategy is to finance acquisitions approximately equally with equity and debt, and Hiland Partners would expect to repay such debt with proceeds of equity issuances to achieve this relatively balanced financing ratio.

        Global market and economic conditions have been, and continue to be, disruptive and volatile. The debt and equity capital markets have been adversely affected by significant write-offs in the financial services sector relating to subprime mortgages, and the re-pricing of credit risk in the broadly syndicated market, among other things. These events have led to worsening general economic conditions. In particular, the cost of capital in the debt and equity capital markets has increased substantially, while the availability of funds from those markets has diminished significantly. Also, concerns about the stability of financial markets generally and the solvency of counterparties specifically have led to increases in the cost of obtaining money from the credit markets as many lenders and institutional investors have increased interest rates, enacted tighter lending standards and reduced funding and, in some cases, ceased to provide funding to borrowers.

        If Hiland Partners is unable to finance its growth through external sources or is unable to achieve its targeted debt/equity ratios, or if the cost of such financing is higher than expected, Hiland Partners may be required to forgo certain construction projects or acquisition opportunities or such construction projects or acquisition opportunities may not result in expected increases in distributable cash flow. Accordingly, Hiland Partners' inability to obtain adequate sources of financing on economically acceptable terms may limit its growth opportunities, which could have a negative impact on its cash available to pay distributions.

        For additional information on our access to capital markets, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

Hiland Partners is exposed to the credit risks of its key customers, and any material nonpayment or nonperformance by these key customers could reduce Hiland Partners' ability to make distributions to its unitholders or to service its debt.

        Hiland Partners is subject to risks of loss resulting from nonpayment or nonperformance by its customers. Any material nonpayment or nonperformance by Hiland Partners' key customers could reduce its ability to make distributions to its unitholders. Furthermore, some of Hiland Partners' customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to Hiland Partners.

        Additionally, Hiland Partners derives its revenues primarily from customers in the energy industry. This industry concentration has the potential to impact Hiland Partners' overall exposure to credit risk, either positively or negatively, in that its customers could be affected by similar changes in economic, industry or other conditions, including changing commodities prices.

Hiland Partners may not successfully balance its purchases of natural gas and its sales of residue gas and NGLs, which increases its exposure to commodity price risks.

        Hiland Partners may not be successful in balancing its purchases and sales. In addition, a producer could fail to deliver promised volumes or deliver in excess of contracted volumes, or a purchaser could purchase less than contracted volumes. Any of these actions could cause Hiland Partners' purchases and sales not to be balanced. If Hiland Partners' purchases and sales are not balanced, it will face increased exposure to commodity price risks and could have increased volatility in its operating income.

Hiland Partners' construction of new assets or the expansion of existing assets may not result in revenue increases and is subject to regulatory, environmental, political, legal and economic risks, which could adversely affect its results of operations and financial condition.

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

        Hiland Partners' gathering facilities are exempt from FERC regulation under the Natural Gas Act of 1938, or NGA, but FERC jurisdiction still affects Hiland Partners' business and the market for its products. FERC's policies and practices affect a wide range of activities bearing directly or indirectly on Hiland Partners' business and operations, including, for example, FERCs regulations and policies related to open access transportation, ratemaking, capacity release, market center promotion, intrastate transportation, and market transparency. In recent years, FERC has pursued pro-competitive policies in its regulation of interstate natural gas pipelines. However, Hiland Partners cannot assure you that FERC will continue this approach as it considers matters such as pipeline rates and rules and policies that may affect rights of access to natural gas transportation capacity. In addition, there is no bright-line distinction between FERC-regulated transmission service and federally unregulated gathering services. Moreover, this distinction is the subject of regular litigation. Consequently, the classification and regulation of some of Hiland Partners' gathering facilities may be subject to change based on future determinations by the FERC and the courts. A change in jurisdictional characterization may cause the affected facility's revenues to decline and its operating expenses to increase.

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

Hiland Partners may incur significant costs and liabilities in the future resulting from a failure to comply with new or existing environmental laws and regulations or an accidental release of hazardous substances, wastes or hydrocarbons into the environment. These costs could have an adverse effect on Hiland Partners' ability to make distributions to its unitholders.

        Hiland Partners' operations are subject to stringent and complex federal, regional, state and local environmental laws and regulations governing the discharge of substances into the environment and environmental protection. These laws and regulations require Hiland Partners to acquire permits to conduct regulated activities, to incur capital expenditures to limit or prevent releases of substances from its facilities, and to respond to liabilities for pollution resulting from its operations. Governmental authorities enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions. Failure to comply with these laws and regulations or newly adopted laws or regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations. Certain environmental statutes impose strict and, under certain circumstances, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, wastes or hydrocarbons into the environment.

        There is inherent risk of the incurring significant environmental costs and liabilities in Hiland Partners' business due to its handling of natural gas, NGLs and wastes, the release of water discharges or air emissions related to its operations, and historical industry operations and waste disposal practices conducted by Hiland Partners or predecessor operators. For example, an accidental release from one of Hiland Partners' pipelines or processing facilities could subject it to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property or natural resource damage, and fines or penalties for related violations of environmental laws or regulations. Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase Hiland Partners' compliance costs and the cost of any remediation that may become necessary. Hiland Partners may not be able to recover some or any of these costs from insurance.

If Hiland Partners is unable to obtain new rights-of-way or the cost of renewing existing rights-of-way increases, then it may be unable to fully execute its growth strategy and its cash flows and ability to make distributions could be adversely affected.

        The construction of additions to Hiland Partners' existing gathering assets may require it to obtain new rights-of-way prior to constructing new pipelines. Hiland Partners may be unable to obtain such rights-of-way to connect new natural gas supplies to its existing gathering lines or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for Hiland Partners to obtain new rights-of-way or to renew existing rights-of-way. If the cost of obtaining new rights-of-way, or renewing existing rights-of-way increases, Hiland Partners' cash flows and cash available for distribution could be adversely affected.

If Hiland Partners fails to renew any of its significant contracts as they expire under the terms of the particular agreement, its revenues and cash flow may be adversely affected and its ability to make distributions to its unitholders or service its debt may be reduced.

        If Hiland Partners fails to renew any of its significant natural gas sales contracts, NGL sales arrangements, hedging contracts, natural gas purchase and gathering contracts or its compression services agreement as they expire under the terms of the particular agreement, Hiland Partners would be adversely affected unless it was able to replace such contract with a contract containing similar terms. For example, Hiland Partners' compression services agreement with CLR had an initial term that ended on January 28, 2009 and now automatically renews for one-month terms unless terminated by either party by giving notice at least 15 days prior to the end of the then current term. If CLR elects to terminate the monthly agreement and Hiland Partners fails to renew the monthly agreement with CLR, Hiland Partners would be adversely affected unless it was able to provide air and water compression services to other parties in the area where its air and compression facilities are located.

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

Any subsequent refinancing of Hiland Partners' current indebtedness or any new indebtedness could have similar or greater restrictions. As of December 31, 2008, Hiland Partners' total outstanding long-term indebtedness was approximately $252.1 million, all under its senior secured revolving credit facility. Payments of principal and interest on the indebtedness will reduce the cash available for distribution on Hiland Partners' units.

        For additional information about the restrictions under our credit facility, please see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility."

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

        As a result of these factors, Hiland Partners' hedging activities may not be as effective as intended in reducing the volatility of its cash flows, and in certain circumstances may actually increase the volatility of its cash flows, which could adversely affect its ability to make distributions to unitholders, including us. In addition, Hiland Partners' hedging activities are subject to the risks that a counterparty may not perform its obligation under the applicable derivative instrument, the terms of the derivative instruments are imperfect, and Hiland Partners' hedging procedures may not be properly followed. Hiland Partners cannot assure you that the steps it takes to monitor its derivative financial instruments will detect and prevent violations of its risk management policies and procedures, particularly if deception or other intentional misconduct is involved.

Completion of significant, unbudgeted expansion projects may require debt and/or equity financing which may not be available to Hiland Partners on acceptable terms, or at all.

        Hiland Partners plans to fund its expansion capital expenditures, including any future expansions it may undertake, with proceeds from sales of its debt and equity securities and borrowings under its revolving credit facility; however, Hiland Partners cannot be certain that it will be able to issue its debt and equity securities on terms or in the proportions that it expects, or at all, and Hiland Partners may be unable refinance its revolving credit facility when it expires. In addition, Hiland Partners may be unable to obtain adequate funding under its current revolving credit facility because its lending counterparties may be unwilling or unable to meet their funding obligations.

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

        A significant increase in Hiland Partners' indebtedness, or an increase in Hiland Partners' indebtedness that is proportionately greater than its issuances of equity, as well as the credit market and debt and equity capital market conditions discussed above could negatively impact Hiland Partners' ability to remain in compliance with the financial covenants under its revolving credit agreement which could have a material adverse effect on its financial condition, results of operations and cash flows. If Hiland Partners is unable to finance its expansion projects as expected, it could be required to seek alternative financing, the terms of which may not be attractive to Hiland Partners, or to revise or cancel its expansion plans. If Hiland Partners is unable to finance its expansion projects as expected, this could have a material adverse effect on Hiland Partners' operations, which could reduce Hiland Partners' ability to make distributions to its unitholders, including us.

Increases in interest rates could increase Hiland Partners' borrowing costs, adversely impact its unit price and its ability to issue additional equity, which could have an adverse effect on Hiland Partners' cash flows and its ability to fund its growth.

        Due to the recent volatility and decline in the credit markets, the interest rate on Hiland Partners' credit facility could increase, which would reduce its cash flows. In addition, interest rates on future credit facilities and debt offerings could be higher than current levels, causing Hiland Partners' financing costs to increase accordingly. As with other yield-oriented securities, the market price for Hiland Partners' units will be affected by the level of its cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in Hiland Partners' units, and a rising interest rate environment could have an adverse effect on Hiland Partners' unit price and its ability to issue additional equity in order to make acquisitions, to reduce debt or for other purposes.

Risks Related to Conflicts of Interest

Harold Hamm and his affiliates control our general partner, which has sole responsibility for conducting our business and managing our operations. Affiliates of Harold Hamm and our general partner have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to your detriment.

        Harold Hamm and the Hamm family trusts directly or indirectly own a 60.8% limited partner interest in us. In addition, Harold Hamm controls our general partner. Conflicts of interest may arise between Harold Hamm and the Hamm family trusts and their affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

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

  •
  generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the conflicts committee of the board of directors of our general partner and not involving a vote of unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or be "fair and reasonable" to us and that, in determining whether a transaction or resolution is "fair and reasonable," our general partner may consider the totality of the relationships among the parties involved, including other transactions that may be particularly advantageous or beneficial to us;

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

        If at any time more than 80% of our outstanding common units are owned by our general partner and its affiliates, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the remaining common units held by unaffiliated persons at a price not less than their then-current market price. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your common units. As of March 5, 2009, affiliates of our general partner owned 60.8% of our common units.

Tax Risks to Our Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to entity-level taxation by individual states. If we or Hiland Partners were to be treated as a corporation for federal income tax purposes, or we were to become subject to additional amounts of entity level taxation for state tax purposes, taxes paid, if any, would reduce the amount of cash available for distribution to you.

        The value of our investment in Hiland Partners depends largely on Hiland Partners being treated as a partnership for federal income tax purposes, which requires that 90% or more of Hiland Partners' gross income for every taxable year consist of qualifying income, as defined in Section 7704 of the Internal Revenue Code. Hiland Partners may not meet this requirement or current law may change so as to cause, in either event, Hiland Partners to be treated as a corporation for federal income tax purposes or otherwise subject Hiland Partners to federal income tax. Moreover, the anticipated after-tax benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the Internal Revenue Services, or IRS, on this or any other matter affecting us.

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

        If Hiland Partners were treated as a corporation for federal income tax purposes, it would pay federal income tax on its taxable income at the corporate tax rate, which is currently a maximum of 35%and would likely pay state income tax at varying rates. Distributions to us would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to us. As a result, there would be a material reduction in our anticipated cash flow and distributions to you, likely causing a substantial reduction in the value of our units. If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate. Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced. Thus, treatment of us as a corporation would result in a material reduction in our anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.

        Current law may change, causing us or Hiland Partners to be treated as a corporation for federal income tax purposes or otherwise subjecting us or Hiland Partners to entity level taxation. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. For example, Hiland Partners is required to pay Texas franchise tax at a maximum effective rate of 0.7% of its gross income apportioned to Texas in the prior year. Imposition of this tax on us or Hiland Partners by Texas, or similar taxes by any other state, will reduce our cash available for distribution to you.

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

        The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, members of Congress have recently considered substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships, including us. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively. Although the considered legislation would not have appeared to have affected our tax treatment as a partnership, we are unable to predict whether any of these changes, or other proposals, will be introduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

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

        Because we cannot match transferors and transferees of common units and because of other reasons, we have adopted depreciation and amortization positions that may not conform with all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain on the sale of common units and could have a negative impact on the value of our common units or result in audits of and adjustments to our unitholders' tax returns.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first business day of each month, instead of on the basis of the date a particular common unit is transferred. The IRS may challenge this treatment, and, if successful, we would be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

        We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. If the IRS were to successfully challenge this method or new Treasury Regulations were issued, we could be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

        We will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same unit will be counted only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1) for one fiscal year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 3.    Legal Proceedings

        On February 26, 2009, a unitholder of Hiland Holdings and Hiland Partners filed a complaint alleging claims on behalf of a purported class of common unitholders of Hiland Holdings and Hiland Partners against Hiland Holdings, Hiland Partners, the general partner of each of Hiland Holdings and Hiland Partners, and certain members of the board of directors of each of Hiland Holdings and Hiland Partners in the Court of Chancery of the State of Delaware. The complaint challenges a proposal made by Harold Hamm to acquire all of the outstanding common units of each of Hiland Holdings and Hiland Partners that are not owned by Mr. Hamm, his affiliates or Hamm family trusts. The complaint alleges, among other things, that the consideration offered is unfair and grossly inadequate, that the conflicts committee of the board of directors of the general partner of each of Hiland Holdings and Hiland Partners cannot be expected to act independently, and that the management of Hiland Holdings and Hiland Partners has manipulated its public statements to depress the price of the common units of Hiland Holdings and Hiland Partners. The plaintiffs seek to enjoin Hiland Partners, Hiland Holdings, and their respective board members from proceeding with any transaction that may arise from Mr. Hamm's going private proposal, along with compensatory damages. For more information on the going private proposal, please see Items 1. and 2. "Business and Properties—Recent Developments—Going Private Proposal." We cannot predict the outcome of this lawsuit, or others, nor can we predict the amount of time and expense that will be required to resolve the lawsuit.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Part II

Item 5.    Market for Registrant's Common Units and Related Unitholder Matters and Issuer Purchases of Equity Securities

        Our limited partner common units began trading on the NASDAQ National Market under the symbol "HPGP" commencing with our initial public offering on September 20, 2006 at an initial public offering price of $18.50 per common unit. As of March 5, 2009, the market price for the common units was $2.48 per unit and there were approximately 2,700 common unitholders, including beneficial owners of common units held in street name. Common units and Class B units represent limited partner interests in the Partnership that entitle the holders to the rights and privileges specified in the Partnership Agreement.

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

        The following table shows the high and low prices per common unit, as reported by the NASDAQ National Market, for the periods indicated. Cash distributions shown below were paid within 50 days after the end of each quarter.

	Common Unit Price Ranges
			Cash Distribution Paid Per Unit
	High	Low
Year Ended December 31, 2008
Quarter Ended December 31	$21.87	$1.90	$0.1000
Quarter Ended September 30	$27.22	$18.51	$0.3175
Quarter Ended June 30	$28.08	$22.12	$0.3050
Quarter Ended March 31	$28.90	$21.08	$0.2800
Year Ended December 31, 2007
Quarter Ended December 31	$31.50	$22.49	$0.2550
Quarter Ended September 30	$42.22	$25.81	$0.2300
Quarter Ended June 30	$35.95	$27.35	$0.2200
Quarter Ended March 31	$31.50	$26.65	$0.2075

        Common Units.    As of December 31, 2008, we had 21,607,500 common units outstanding, of which 8,359,544 were held by the public and 13,247,956 were held by affiliates, including our general partners' directors. Our common units are registered under the Securities Exchange Act of 1934, as amended and are listed for trading on the NASDAQ. Each holder of a common unit is entitled to one vote per unit on all matters presented to the limited partners for a vote. The common units are entitled to distributions of Available Cash as described below under "Cash Distribution Policy." The common units represent limited partner interests in the Partnership. The holders of the units are entitled to participate in partnership distributions and exercise the rights and privileges available to limited partners under the partnership agreement of the Partnership. Partnership income or loss is allocated to limited partners in accordance with their percentage interest.

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

Hiland Partners' Cash Distribution Policy

        Hiland Partners' limited partner common units began trading on the NASDAQ National Market under the symbol "HLND" commencing with its initial public offering on February 10, 2005 at an initial public offering price of $22.50 per common unit. As of March 5, 2009, the market price for Hiland Partners' common units was $7.40 per unit and there were approximately 3,700 common unitholders, including beneficial owners of common units held in street name and one record holder of our subordinated units. There is no established public trading market for Hiland Partners' subordinated units. Hiland Partners considers cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors. Hiland Partners' ability to distribute available cash is contractually restricted by the terms of its credit facility. Hiland Partners' credit facility contains covenants requiring them to maintain certain financial ratios which are tested quarterly, and, as of December 31, 2008, Hiland Partners was in compliance with each of those covenants. Hiland Partners' ability to remain in compliance with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from its operations and events or circumstances beyond Hiland Partners' control. If commodity prices do not significantly improve above the expected prices for 2009, Hiland Partners may be in violation of the maximum consolidated funded debt to EBITDA ratio as early as June 30, 2009, unless the ratio is amended, the senior secured revolving credit facility is restructured or it receives an infusion of equity capital. Hiland Partners is prohibited from making any distributions to unitholders if the distribution would cause an event of default, or an event of default exists, under its credit facility. Please read "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Description of Indebtedness—Credit Facility."

        The following table shows the high and low prices per common unit for Hiland Partners, as reported by the NASDAQ National Market, for the periods indicated. Cash distributions shown below were paid within 45 days after the end of each quarter.

	Common Unit Price Ranges
			Cash Distribution Paid Per Unit(a)
	High	Low
Year Ended December 31, 2008
Quarter Ended December 31	$36.49	$3.64	$0.4500
Quarter Ended September 30	$50.44	$33.95	$0.8800
Quarter Ended June 30	$52.00	$43.11	$0.8625
Quarter Ended March 31	$51.23	$41.83	$0.8275
Year Ended December 31, 2007
Quarter Ended December 31	$53.00	$41.60	$0.7950
Quarter Ended September 30	$60.50	$46.02	$0.7550
Quarter Ended June 30	$61.75	$52.05	$0.7325
Quarter Ended March 31	$58.49	$52.54	$0.7125

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

        Upon the closing of Hiland Partners' initial public offering, affiliates of Harold Hamm, the Hamm Trusts and an affiliate of Randy Moeder, our past Chief Executive Officer, received an aggregate of 4,080,000 subordinated units. The subordinated units were contributed to Hiland Holdings GP, LP, a publicly owned limited partnership on the date of its initial public offering, September 25, 2006. During the subordination period, the common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.45 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. The purpose of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on the common units. The subordination period will extend until the first day of any quarter beginning after March 31, 2010 that each of the following tests are met: distributions of available cash from operating surplus on each of the outstanding common units and subordinated units equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date; the "adjusted operating surplus" (as defined in its partnership agreement) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units during those periods on a fully diluted basis and the related distribution on the 2% general partner interest during those periods; and there are no arrearages in payment of the minimum quarterly distribution on the common units. If the unitholders remove the general partner without cause, the subordination period may end before March 31, 2010.

        In addition, if the tests for ending the subordination period are satisfied for any three consecutive four-quarter periods ending on or after March 31, 2008, 25% of the subordinated units will convert into an equal number of common units. On May 16, 2008 these tests were met and accordingly, 1,020,000, or 25%, of the subordinated units converted into an equal number of common units. Similarly, if those tests are also satisfied for any three consecutive four-quarter periods ending on or after March 31, 2009, an additional 25% of the subordinated units will convert into an equal number of common units. The second early conversion of subordinated units may not occur, however, until at least one year following the end of the period for the first early conversion of subordinated units.

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

        Since we own Hiland Partners GP, LLC, Hiland Partners' general partner, we are entitled to incentive distributions if the amount Hiland Partners distributes with respect to any quarter exceeds the specified target levels as shown below:

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution
			General Partner
	Target Amount	Unitholders
Minimum Quarterly Distribution	$0.45	98%	2%
First Target Distribution	Up to $0.495	98%	2%
Second Target Distribution	Above $0.495 up to $0.5625	85%	15%
Third Target Distribution	Above $0.5625 up to $0.675	75%	25%
Thereafter	Above $0.675	50%	50%

Equity Compensation Plans Information

        The following table presents information about the unit options contained in our long-term incentive plan:

Plan Category	Number of Units to be Issued upon Exercise of Outstanding Options and Rights	Weighted-Average Price of Outstanding Options and Rights	Number of Units Remaining Available for Future Issuance under Equity Compensation Plan (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	N/A	N/A	N/A
Equity Compensation Plans Not Approved By Security Holders	0	N/A	2,136,000

        Our general partner has adopted and maintains a long term incentive plan for employees and directors of our general partner and employees of its affiliates. The plan currently provides for issuance of a total of 2,160,000 common units to be issued with respect to unit options, restricted units and phantom units granted under the plan. For a more complete description of our long-term incentive plan, please read Note 9 of the accompanying Notes to Financial Statements.

        The following table presents information about the unit options and restricted units contained in Hiland Partners' long-term incentive plan:

Plan Category	Number of Units to be Issued upon Exercise of Outstanding Options and Rights		Weighted-Average Price of Outstanding Options and Rights		Number of Units Remaining Available for Future Issuance under Equity Compensation Plan (Excluding Units Reflected in Column (a))
	(a)		(b)		(c)
Equity Compensation Plans Approved By Security Holders	N/A		N/A		N/A
Equity Compensation Plans Not Approved By Security Holders	33,336	(1)	$37.92	(2)	386,375

(1)
Hiland Partners' general partner has adopted and maintains a long term incentive plan for employees and directors of its general partner and employees of its affiliates. The plan currently provides for issuance of a total of 680,000 common units to be issued with respect to unit options, restricted units and phantom units granted under the plan. For a more complete description of Hiland Partners' long-term incentive plan, please read Note 9 of the accompanying Notes to Financial Statements.

(2)
The exercise prices for outstanding options under Hiland Partners' plan as of December 31, 2008 range from $22.50 to $40.70 per unit

Issuer Purchases of Equity Securities

        We did not repurchase any of our common units during the fourth quarter of fiscal 2008.

Item 6.    Selected Historical Financial and Operating Data

        We were formed in May, 2006 and therefore do not have any historical financial statements prior to that date. Since we own Hiland Partners GP, LLC, the general partner of Hiland Partners, the historical financial data presented below is of Hiland Partners GP, LLC on a consolidated basis, including Hiland Partners, and the predecessor of Hiland Partners GP, LLC. Our historical financial data for periods prior to February 15, 2005 is the historical financial data of Continental Gas, Inc. (CGI) and Hiland Partners GP, LLC (Hiland Partners' predecessors). The selected historical financial data for the year ended December 31, 2004 is derived from the audited financial statements of CGI.

        The following table includes the non-GAAP financial measure of total segment margin, which consists of midstream segment margin and compression segment margin. We view total segment margin, a non-GAAP financial measure, as an important performance measure of the core profitability of our operations because it is directly related to our volumes and commodity price changes. We review total segment margin monthly for consistency and trend analysis. We define midstream segment margin as midstream revenue less midstream purchases. Midstream revenue includes revenue from the sale of natural gas, NGLs and NGL products resulting from Hiland Partners' gathering, treating, processing and fractionation activities and fixed fees associated with the gathering of natural gas and the transportation and disposal of saltwater. Midstream purchases include the following costs and expenses: cost of natural gas and NGLs purchased by Hiland Partners from third parties, cost of natural gas and

NGLs purchased by Hiland Partners from affiliates, and costs of crude oil purchased by Hiland Partners from third parties. We define compression segment margin as the payments received under Hiland Partners' compression services agreement with CLR which was restructured as described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Items Impacting Comparability of Our Financial Results—Restructuring of Compression Facilities Lease." For a reconciliation of this non-GAAP financial measure to its most directly comparable financial measure calculated and presented in accordance with GAAP, please refer to the reconciliation following the table below.

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

        The following table sets forth our selected historical financial data, which has been derived from our audited historical financial statements. The table should also be read together with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

				Predecessor
	Hiland Holdings GP, LP			Hiland Partners GP, LLC	Continental Gas, Inc.
	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per unit and operating data)
Summary of Operations Data:
Total revenues	$387,999	$278,043	$219,686	$166,601	$98,296
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	276,600	195,212	156,193	133,089	82,532
Operations and maintenance	30,526	23,279	16,071	7,359	4,933
Depreciation, amortization and accretion	38,650	31,002	22,863	11,112	4,127
Gain on asset sales	—	—	—	—	(19)
Bad Debt	304	—	—	—	—
General and administrative	10,337	9,321	5,299	2,542	1,082

Total operating costs and expenses	356,417	258,814	200,426	154,102	92,655

Operating income	31,582	19,229	19,260	12,499	5,641
Other income (expense):
Interest and other income	357	445	323	192	40
Amortization of deferred loan costs	(663)	(499)	(513)	(484)	(102)
Interest expense	(13,674)	(11,371)	(6,543)	(1,942)	(702)

Total other income (expense), net:	(13,980)	(11,425)	(6,733)	(2,234)	(764)

Income before minority interest	17,602	7,804	12,527	10,265	4,877
Affiliate minority interest in Hiland Partners	—	—	(6,494)	(5,993)	—
Non-affiliate minority interest in Hiland Partners	(5,902)	(2,638)	(3,670)	(3,387)	—

Income from continuing operations	11,700	5,166	2,363	885	4,877
Discontinued operations, net	—	—	—	—	35

Net income from continuing operations	$11,700	$5,166	$2,363	$885	$4,912

Less loss attributable to predecessor	—	—	(407)

Net income	$11,700	$5,166	$1,956

Net income per limited partner unit—basic(1)	$0.54	$0.24	$0.09

Net income per limited partner unit—diluted(1)	$0.54	$0.24	$0.09

Cash distributions per limited partner unit(2)	$1.00	$0.91	$0.22

Balance Sheet Data (at end of period):
Property and equipment, at cost, net	349,159	$323,073	$257,003	$120,715	$37,075
Total assets	435,560	420,286	355,198	194,085	49,175
Accounts payable—affiliates	7,823	7,957	4,412	5,819	2,998
Long-term debt, net of current maturities	256,466	226,459	147,318	33,784	12,643
Minority interests	125,851	126,409	137,302	—	—
Net equity	15,497	22,135	41,157	2,791	24,510
Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	$52,484	$39,379	$38,476	$8,159	$7,957
Investing activities	(54,342)	(83,408)	(158,426)	(74,888)	(5,290)
Financing activities	(7,011)	44,062	124,201	72,830	(2,946)

				Predecessor
	Hiland Holdings GP, LP			Hiland Partners GP, LLC	Continental Gas, Inc.
	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per unit and operating data)
Other Financial Data:
Midstream segment margin	$106,580	$78,012	$58,674	$29,295	$15,764
Compression segment margin	4,819	4,819	4,819	4,217	—

Total segment margin	$111,399	$82,831	$63,493	$33,512	$15,764

Maintenance capital expenditures	$5,994	$3,423	$3,434	$2,225	$1,693
Expansion capital expenditures	52,275	87,530	155,103	72,723	3,474
Discontinued operations	—	—	—	—	159

Total capital expenditures	$58,269	$90,953	$158,537	$74,948	$5,326

Operating Data:
Inlet natural gas (Mcf/d)	252,670	215,551	157,556	57,545	50,283
Natural gas sales (MMBtu/d)	90,910	80,731	66,947	47,096	40,560
NGL sales (Bbls/d)	5,920	4,696	3,347	1,965	1,133

(1)
Net income per unit is not applicable for periods prior to our initial public offering.

(2)
Includes our cash distribution of $0.10 per unit paid on February 18, 2009 for 2008, $0.255 per unit paid on February 19, 2008 for 2007 and $0.2075 per unit paid on February 19, 2007 for 2006.

Reconciliation of Non-GAAP Financial Measure

        The following table presents a reconciliation of the non-GAAP financial measure of total segment margin (which consists of the sum of midstream segment margin and compression segment margin) to operating income on a historical basis for each of the periods indicated.

				Predecessor
	Hiland Holdings GP, LP			Hiland Partners GP, LLC	Continental Gas, Inc.
	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Reconciliation of Total Segment Margin to Operating Income (Loss):
Operating income (loss)	$31,582	$19,229	$19,260	$12,499	$5,641
Add:
Operations and maintenance expenses	30,526	23,279	16,071	7,359	4,933
Depreciation, amortization and accretion	38,650	31,002	22,863	11,112	4,127
Gain on asset sales	—	—	—	—	(19)
Bad Debt	304	—	—	—	—
General and administrative expenses	10,337	9,321	5,299	2,542	1,082

Total segment margin	$111,399	$82,831	$63,493	$33,512	$15,764

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

        Hiland Partners GP, LLC's results of operations, are reported beginning February 15, 2005 through September 24, 2006 and principally reflect the results of operations of Hiland Partners and are adjusted for non-controlling partners' interests in Hiland Partners' net income. Our historical financial information for periods prior to February 15, 2005 reflect the financial results of Hiland Partners' predecessor, CGI. Accordingly, the discussion of our financial position and results of operations in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" reflects the operating activities and results of operations of us for the period September 25, 2006 to December 31, 2006, Hiland Partners GP, LLC for periods after February 15, 2005 through September 24, 2006 and CGI for periods before February 15, 2005.

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

  •
  100% of the incentive distribution rights in Hiland Partners; and

  •
  2,321,471 common units and 3,060,000 subordinated units of Hiland Partners, representing a 57.4% limited partner interest in Hiland Partners.

        Hiland Partners is required by its partnership agreement to distribute all of its cash on hand at the end of each quarter, after establishing reserves to provide for the proper conduct of its business or to provide funds for future distributions. Until the current fiscal quarter ended December 31, 2008, Hiland Partners had increased its quarterly distribution on its common units by 76.7% since its initial public offering in February 2005 and had increased its quarterly distribution in all but one of the last eight fiscal quarters. Most recently, due to the unexpected descending movement in its market price as a result of significant declines in natural gas index prices and posted prices for NGLs during the fourth quarter of 2008, Hiland Partners reduced its quarterly distribution to its minimum quarterly distribution of $0.45 per unit for the quarter ended December 31, 2008. This distribution was paid on February 13, 2009 to unitholders of record on February 5, 2009.

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

	Hiland Holdings GP, LP			Hiland Partners GP, LLC Predecessor
	Year Ended December 31,
Hiland Partner's Distributions	2008	2007	2006(a)	2006(b)
Common units	$6,158	$3,790	$59	$1,012
Subordinated units	11,952	11,883	186
Ownership interest in Hiland Partners' general partner	798	626	9	503
General partners' incentive distribution rights	7,656	3,567	42	1,573

	$26,564	$19,866	$296	$3,088

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

        Hiland Partners is engaged in purchasing, gathering, compressing, dehydrating, treating, processing and marketing of natural gas and fractionating and marketing of NGLs and providing air compression and water injection services for oil and gas secondary recovery operations. Hiland Partners' operations are primarily located in the Mid-Continent and Rocky Mountain regions of the United States.

        Hiland Partners manages its business and analyzes and reports its results of operations on a segment basis. Hiland Partners' operations are divided into two business segments:

        Midstream Segment, which is engaged in purchasing, gathering, compressing, dehydrating, treating, processing and marketing of natural gas and the fractionation and marketing of NGLs. Hiland Partners' operations are primarily located in the Mid-Continent and Rocky Mountain regions of the United States. The midstream segment generated 95.7%, 94.2% and 92.4% of the total segment margin for the years ended December 31, 2008, 2007 and 2006, respectively.

        Compression Segment, which is engaged in providing air compression and water injection services for oil and gas secondary recovery operations that are ongoing in North Dakota. The compression segment generated 4.3%, 5.8% and 7.6% of the total segment margin for the years ended December 31, 2008, 2007 and 2006, respectively.

        Hiland Partners' midstream assets consist of 14 natural gas gathering systems with approximately 2,111 miles of gas gathering pipelines, five natural gas processing plants, seven natural gas treating facilities and three NGL fractionation facilities. Hiland Partners' compression assets consist of two air compression facilities and a water injection plant.

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

        Volumes and Fuel Consumption.    Natural gas and NGL sales volumes, throughput volumes and fuel consumption associated with Hiland Partners' business are an important part of its operational analysis. Hiland Partners continually monitors volumes on its pipelines to ensure that there is adequate throughput to meet its financial objectives. It is important that Hiland Partners continually add new volumes to its gathering systems to offset or exceed the normal decline of existing volumes that are connected to those systems. The performance at Hiland Partners' compressing, processing, fractionation and treating facilities is significantly influenced by the volumes of natural gas that flows through those systems. In addition, Hiland Partners monitors fuel consumption, which affects the total segment margin realized from Hiland Partners' midstream operations and compression services operations.

        Total Segment Margin.    Hiland Partners views total segment margin as an important performance measure of the core profitability of its operations because it is directly related to Hiland Partners' volumes and commodity price changes. Hiland Partners reviews total segment margin monthly for consistency and trend analysis.

        With respect to its midstream segment, Hiland Partners defines midstream segment margin as its midstream revenue minus midstream purchases. Midstream revenue includes revenue from the sale of natural gas, NGLs and NGL products resulting from its gathering, treating, processing and fractionation activities and fixed fees associated with its gathering of natural gas and transportation and disposal of saltwater. Midstream purchases include the cost of natural gas, condensate and NGLs purchased from third parties the cost of natural gas, condensate and NGLs purchased by Hiland Partners from affiliates, and the costs of crude oil purchased by Hiland Partners from third parties. Hiland Partners' midstream segment margin is impacted by its midstream contract portfolio, which is described in more detail below.

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

        Producer activity evaluation and reporting.    The continued connection of natural gas production to Hiland Partners' gathering systems is critical to its business and directly impacts its financial performance. Hiland Partners monitors the producer drilling and completion activity in its primary areas of operation to identify anticipated changes in production and potential well-attachment opportunities. Hiland Partners receives daily summaries of new drilling permits and completion reports filed with the state regulatory agencies that govern these activities on all of its gathering systems. Producers that have dedicated acreage to the Bakken gathering system provide Hiland Partners with their projected annual drilling schedules, which are updated periodically. Additionally, Hiland Partners' field personnel report the locations of new wells in their respective areas and anticipated changes in production volumes to supply representatives and operating personnel at Hiland Partners' corporate offices. These processes enhance Hiland Partners' awareness of new well activity in its operating areas and allow Hiland Partners to be responsive to producers in connecting new volumes of natural gas to its pipelines.

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

        Hiland Partners also uses cash flow hedges to limit its exposure to changing natural gas prices. Under these hedges, Hiland Partners settles monthly on the difference between the sales or purchases of future production to or from its counterparty at fixed prices and the price that will be established on the date of hedge settlement by reference to a specified index price. These hedges cover periods of up to twenty-four months from the date of the hedge.

Hiland Partners' NGL Sales Arrangements

        Hiland Partners sells NGLs and NGL products at the tailgate of its facilities to ONEOK Hydrocarbon, LP, SemStream, L.P., and a subsidiary of Kinder Morgan Energy Partners, L.P. Hiland Partners typically sells NGLs and NGL products on a monthly basis under index related pricing terms in its Mid-Continent region and at market prices in its Rocky Mountain region. Hiland Partners also uses cash flow hedges to limit its exposure to changing NGL prices. Under these hedges, Hiland Partners settles monthly on the difference between the sales of future production to its counterparty at a fixed price and the price that will be established on the date of hedge settlement by reference to a specified index price. In the past these hedges have covered periods of up to twelve months from the date of the hedge. As of January 1, 2009, Hiland Partners had no NGL hedging contracts outstanding.

Hiland Partners' Hedging Contracts

        To insure that Hiland Partners' financial instruments will be used solely for hedging price risks and not for speculative purposes, Hiland Partners continually reviews its hedges for compliance with its hedging policies and procedures. Hiland Partners recognizes gains and losses from the settlement of its hedges as revenue when it sells the associated physical residue natural gas or NGLs. Any gain or loss realized as a result of hedging is substantially offset in the market when Hiland Partners sells the physical residue natural gas or NGLs. Hiland Partners' hedges that qualify for hedge accounting are characterized as cash flow hedges as defined in Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Hiland Partners determines gains or losses on open and closed hedging transactions based upon the difference between the hedge price and the physical price. For a more detailed discussion on Hiland Partners' hedging activity, please read commodity price risks included in Item 7A. "Quantitative and Qualitative Disclosures about Market Risk."

Hiland Partners' Natural Gas Purchase and Gathering Contracts

        With respect to Hiland Partners' natural gas gathering, compression, dehydrating, treating, processing and marketing activities and its NGL fractionation activities, Hiland Partners contracts under four types of arrangements. Under all contracts except the fixed-fee gathering arrangement, Hiland Partners is required to purchase the supplied gas, subject to the demands of resale purchasers and the operating conditions and capacity of its facilities. Hiland Partners does not guarantee the purchase of any particular quantity of the gas which is available for sale. The supplier delivers the gas to Hiland Partners at the inlet of its gathering systems and Hiland Partners obtains title to the gas at the delivery point. The gas delivered to Hiland Partners is required to meet specified quality requirements. Under the fixed-fee gathering arrangement, Hiland Partners takes custody of, but does not purchase or take title to the gas supplied to them.

        The following is a summary of the four types of natural gas purchase or gathering contract arrangements that account for the largest percentage of volumes purchased for the years ended December 31, 2008, 2007, and 2006.

  •
  Percentage-of-proceeds arrangements.    Under percentage-of-proceeds contracts, Hiland Partners generally purchases natural gas from producers at the wellhead, gathers, treats, and processes the natural gas, in some cases fractionates the NGLs into NGL products, and then sells the resulting residue gas and NGLs or NGL products at index related prices. Hiland Partners remits to the producers an agreed upon percentage of the proceeds for the natural gas and the NGLs.

    Under these types of contracts, Hiland Partners' revenues and total segment margin correlate directly with the price of natural gas and NGLs. For the years ended December 31, 2008, 2007, and 2006 Hiland Partners purchased 51%, 56% and 52% of its total purchased volumes under these types of fee contracts, respectively.

  •
  Percentage-of-index arrangements.    Under percentage-of-index contracts, Hiland Partners purchases natural gas from the producers at the wellhead at a price that is at a fixed percentage of the expected index-related price for the resale of the natural gas they produce. Hiland Partners then gathers, treats and processes the natural gas, in some cases fractionates the NGLs into NGL products and then sells the residue gas and NGLs or NGL products pursuant to natural gas or NGL contracts described above. Because under these types of contracts Hiland Partners' costs to purchase the natural gas from the producer is based on the price of natural gas, Hiland Partners' total segment margin under these contracts increases as the realized price of NGLs increases relative to the expected index-related price of natural gas, and Hiland Partners' total segment margin under these contracts decreases as the expected index-related price of natural gas increases relative to the realized price of NGLs (keep-whole exposure). For the years ended December 31, 2008, 2007 and 2006 Hiland Partners purchased 8%, 12% and 17% of its total purchased volumes under these types of fee contracts, respectively.

  •
  Index-minus-fees arrangements.    Under index-minus-fees contracts, Hiland Partners purchases natural gas from the producers at the wellhead at an expected index related price less fees to gather, dehydrate, compress, treat and/or process their natural gas. These types of contracts typically require Hiland Partners to pay the producer for the value of the wellhead gas less the applicable fees. Because under these types of contracts Hiland Partners' costs to purchase the natural gas from the producer is based on the expected index-related price of natural gas, Hiland Partners' total segment margin under these contracts increases as the realized price of NGLs increases relative to the expected index-related price of natural gas, and Hiland Partners' total segment margin under these contracts decreases as the expected index-related price of natural gas increases relative to the realized price of NGLs (keep-whole exposure). For the years ended December 31, 2008, 2007, and 2006, Hiland Partners purchased 41%, 32% and 31% of its total purchased volumes under these types of fee contracts, respectively.

  •
  Fixed-fee gathering arrangements.    Under fixed-fee gathering contracts, Hiland Partners gathers, dehydrates, compresses and treats natural gas supplied to Hiland Partners' gathering systems and redelivers the compressed natural gas for a fixed fee. Under these contracts, Hiland Partners takes custody of, but does not take title to, the natural gas. Hiland Partners gathered an average of 133,755 MMBtu/d for 2008, 123,008 MMBtu/d for 2007 and from the period May 1, 2006, the date Hiland Partners acquired the Kinta Area gas gathering assets, through December 31, 2006, Hiland Partners gathered an average of 134,140 MMBtu/d.

Compression Services Agreement

        Under the compression services agreement that Hiland Partners entered into with CLR in connection with its initial public offering and effective as of January 28, 2005, CLR pays Hiland Partners a fixed monthly fee to provide compressed air and water at pressures sufficient to allow for the injection of either air or water into underground reservoirs for oil and gas secondary recovery operations. Under the compression services agreement, CLR is responsible for the provision to Hiland Partners of power and water to be utilized in the compression process. If Hiland Partners' facilities do not meet the monthly volume requirements for compressed air and water, and the failure is not attributable to CLR, failure to supply power or water or a force majeure, the fixed monthly payment will be reduced in proportion to the volumes of air or water Hiland Partners was unable to deliver during such month. CLR may terminate the compression services agreement if Hiland Partners is unable to deliver any compressed air and water for a period of more than 20 consecutive days and the failure is not attributable to CLR's failure to supply power or water or a force majeure. The agreement's initial term ended on January 28, 2009 and the agreement now automatically renews on a month-to-month basis unless terminated by either party by giving notice at least 15 days prior to the end of the then current month.

Items Impacting Comparability of Our Financial Results

        Our historical results of operations for the periods presented may not be comparable, either from period to period or going forward, for the reasons described below.

Hiland Holdings', Hiland Partners GP, LLC's and Hiland Partners' Formation

        We were formed in May 2006 to own Hiland Partners GP, LLC, the general partner of Hiland Partners, and certain other common and subordinated units in Hiland Partners. Hiland Partners GP, LLC and Hiland Partners were formed in October 2004 to own and operate the assets that have historically been owned and operated by CGI Immediately prior to consummation of Hiland Partners' initial public offering, the former owners of CGI and Hiland Partners, LLC contributed to Hiland Partners all of the assets and operations of CGI other than a portion of its working capital assets, and all of the assets and operations of Hiland Partners, LLC, other than a portion of its working capital assets and the assets related to the Bakken gathering system. Effective September 1, 2005, Hiland Partners acquired Hiland Partners, LLC, which owned the Bakken gathering system.

        CGI is Hiland Partners GP, LLC's and Hiland Partners' predecessor for accounting purposes and historically owned all of Hiland Partners' natural gas gathering, processing and fractionation assets other than the Worland and Bakken gathering systems, the Kinta Area gathering systems Hiland Partners acquired on May 1, 2006 and its internally constructed Woodford Shale gathering system, which commenced operations in April 2007. As a result, Hiland Partners GP, LLC's and Hiland Partners' historical financial statements for the periods prior to February 15, 2005 are the financial statements of CGI

        Hiland Partners, LLC historically owned the Worland gathering system, the Horse Creek compression facility, the Cedar Hills water injection plant located next to Hiland Partners' Cedar Hills' compression facility and the Bakken gathering system.

Restructuring of Compression Facilities Lease

        Prior to Hiland Partners' initial public offering, Hiland Partners, LLC owned Hiland Partners' Horse Creek air compression facility and its Cedar Hills water injection facility. In 2002, Hiland Partners, LLC entered into a five year lease agreement with CLR, pursuant to which Hiland Partners, LLC leased the facilities to CLR. CLR used its own personnel to operate the facilities, and Hiland Partners, LLC made no operational decisions. In connection with Hiland Partners' formation and initial public offering, Hiland Partners entered into a four-year services agreement with CLR, effective as of January 28, 2005, that replaced the existing lease. The four year services agreement terminated on January 28, 2009. Hiland Partners is currently operating on a month-to-month basis which can be terminated by either party by giving notice at least 15 days prior to the end of the then current month. Under the services agreement, Hiland Partners owns and operates the facilities and provides air compression and water injection services to CLR for a fee. As part of the restructuring in January 2005, the personnel at CLR that operated the facilities were transferred to Hiland Partners. Under the current services agreement, Hiland Partners receives a fixed payment of approximately $4.8 million per year as compared to $3.8 million per year under the prior lease agreement. In connection with this services arrangement, Hiland Partners incurs approximately $1.0 million per year in additional operating costs. For a description of the restructured agreement, please read "—Hiland Partners' Contracts—Compression Services Agreement."

Construction and Acquisition Activities of Hiland Partners

        Since its inception, Hiland Partners has grown through a combination of building gas gathering and processing assets and acquisitions. For example, Hiland Partners commenced operation of the original Matli gathering system in 1999, constructed the original Matli processing plant in 2003 and completed the construction of a new processing plant in 2006. Additionally, Hiland Partners acquired the Worland gathering system in 2000. Hiland Partners acquired the Carmen gathering system in 2003 as an expansion of the Eagle Chief gathering system. Prior to its acquisition of the Carmen gathering system, Hiland Partners purchased the gas from the previous owner, processed it and returned it to the previous owner pursuant to a keep-whole arrangement. After Hiland Partners acquired the Carmen gathering system, Hiland Partners terminated this keep-whole arrangement and now sells the gas at the tailgate of the Eagle Chief processing plant. More recently, Hiland Partners completed the Bakken acquisition in September 2005 and the acquisition of the Kinta Area gathering assets in May 2006. Hiland Partners' historical acquisitions were completed at different dates and with numerous sellers and were accounted for using the purchase method of accounting. Under the purchase method of accounting, results from such acquisitions are recorded in the financial statements only from the date of acquisition.

        Hiland Partners acquired the Kinta Area gathering assets in May 2006 and operates the gathering assets substantially differently than were operated by the previous owner. Since there was no sufficient continuity of the Kinta Area gathering assets' operations prior to and after the acquisition, disclosure of prior financial information would not be material to an understanding of future operations. Therefore, the acquisition has been recorded as a purchase of assets and not of a business.

        Hiland Partners expanded its processing plant and the existing field-gathering infrastructure and constructed a 40,000 Mcf/d nitrogen rejection plant at its Badlands gas gathering system located in Bowman County, North Dakota. Hiland Partners also entered into a five-year definitive purchase agreement with a producer and has constructed additional compression facilities and expanded its existing Badlands gas gathering system into South Dakota.

        Hiland Partners has installed additional gathering and compression infrastructure at its Bakken gathering system to increase the system's capacity from approximately 20,000 Mcf/d to 25,000 Mcf/d and in 2007, expanded the existing NGL fractionation facilities at the processing plant to fractionate increased NGL volumes from both the Bakken processing plant and the Badlands processing plant.

        In 2009, Hiland Partners completed the installation of additional pipelines and compression facilities and increased system capacity at its Eagle Chief gathering system from approximately 30,000 Mcf/d to approximately 35,500 Mcf/d due to increased volumes on this system. Hiland Partners has also completed the construction a 25,000 Mcf/d natural gas processing facility along its existing Matli gas gathering system which now provides additional plant processing capacity for increased system volumes.

        In 2007, Hiland Partners installed four 10,000 Mcf/d capacity amine-treating facilities at several of its Kinta Area gathering system locations to remove excess carbon dioxide levels from the natural gas. In the third quarter of 2008, Hiland Partners completed the installation of additional compression facilities on the Kinta Area gathering system to increase the capacity by approximately 20,000 Mcf/d to 200,000 Mcf/d.

        In December 2006, Hiland Partners entered into an agreement to construct and operate gathering pipelines and related facilities associated with the development of a portion of the acreage owned by CLR in the Woodford shale play in the Arkoma Basin of southeastern Oklahoma. Hiland Partners has installed field gathering, compression and associated equipment designed to provide low-pressure gathering, compression and dehydration services. The gathering infrastructure currently includes more than 17,400 horsepower of compression to provide takeaway capacity of approximately 65,000 Mcf/d.

        Hiland Partners' construction of a processing plant and gathering pipeline at its North Dakota Bakken system located in the Bakken Shale play in northwestern North Dakota commenced in October 2008. As of December 31, 2008, the gathering system consisted of 23 miles of natural gas gathering pipelines.

Our Results of Operations

        The results of our operations discussed below principally reflect the activities of Hiland Partners. Because our consolidated financial statements include the results of Hiland Partners, our financial statements are substantially similar to the financial statements of Hiland Partners and its predecessor, CGI. However, our consolidated balance sheet includes a minority interest amount that reflects the proportion of Hiland Partners owned by its unitholders other than us. Similarly, the ownership interests in Hiland Partners held by its unitholders other than us are reflected in our consolidated income statement as minority interest. The minority interest amounts are not reflected on Hiland Partners' financial statements.

        The following table presents a reconciliation of the non-GAAP financial measure of total segment margin (which consists of the sum of midstream segment margin and compression segment margin) to operating income on a historical basis for each of the periods indicated. We view total segment margin, a non-GAAP financial measure, as an important performance measure of the core profitability of our operations because it is directly related to Hiland Partners' volumes and commodity price changes. We review total segment margin monthly for consistency and trend analysis. We define midstream segment margin as midstream revenue less midstream purchases. Midstream revenue includes revenue from the sale of natural gas, NGLs and NGL products resulting from our gathering, treating, processing and fractionation activities and fixed fees associated with the gathering of natural gas and the transportation and disposal of saltwater. Midstream purchases include the following costs and expenses: cost of natural gas, condensate and NGLs purchased by us from third parties, cost of natural gas, condensate and NGLs purchased by Hiland Partners from affiliates, and cost of crude oil purchased by Hiland Partners from third parties. We define compression segment margin as the revenue derived from Hiland Partners' compression segment. Our total segment margin may not be comparable to similarly titled measures of other companies as other companies may not calculate total segment margin in the same manner.

        Set forth in the tables below are financial and operating data for us and our predecessor, Hiland Partners GP, LLC for the periods indicated. Operations from the acquisition of the Kinta Area gathering assets are reflected only from May 1, 2006.

	Year Ended December 31
	2008	2007	2006
	Hiland Holdings GP, LP		Hiland Holdings GP, LP(1)	Hiland Partners, GP, LLC Predecessor(2)	Total
	(in thousands)
Total Segment Margin Data:
Midstream revenues	$383,180	$273,224	$65,489	$149,378	$214,867
Midstream purchases	276,600	195,212	45,921	110,272	156,193

Midstream segment margin	106,580	78,012	19,568	39,106	58,674
Compression revenues	4,819	4,819	1,440	3,379	4,819

Total segment margin(3)	$111,399	$82,831	$21,008	$42,485	$63,493

Summary of Operations Data:
Midstream revenues	$383,180	$273,224	$65,489	$149,378	$214,867
Compression revenues	4,819	4,819	1,440	3,379	4,819

Total revenues	387,999	278,043	66,929	152,757	219,686
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	276,600	195,212	45,921	110,272	156,193
Operations and maintenance expenses	30,526	23,279	5,658	10,413	16,071
Depreciation and amortization expenses	38,650	31,002	7,661	15,202	22,863
Bad Debt	304	—	—	—	—
General and administrative expenses	10,337	9,321	1,857	3,442	5,299

Total operating costs and expenses	356,417	258,814	61,097	139,329	200,426

Operating income	31,582	19,229	5,832	13,428	19,260
Other income (expense), net	(13,980)	(11,425)	(2,150)	(4,583)	(6,733)

Income from continuing operations before minority interest in Hiland Partners, LP	17,602	7,804	3,682	8,845	12,527
Minority interest in income of Hiland Partners, LP	(5,902)	(2,638)	(1,726)	(8,438)	(10,164)

Net income	$11,700	$5,166	$1,956	$407	$2,363

(1)
Amounts presented in the Hiland Holdings GP, LP column include only the consolidated operations beginning on September 25, 2006. These amounts include the contribution of assets and member interest from Hiland Partners GP, LLC at the completion of our initial pubic offering.

(2)
Amounts presented in the Hiland Partners GP, LLC predecessor column include only the consolidated operations for the period beginning January 1, 2006 to September 25, 2006 the date of our initial public offering.

(3)
Compression revenues and compression segment margin are the same. There are no compression purchases associated with the compression segment.

(4)
Reconciliation of total segment margin to operating income:

	Year Ended December 31
	2008	2007	2006
	Hiland Holdings GP, LP		Hiland Holdings GP, LP(1)	Hiland Partners, GP, LLC Predecessor(2)	Total
	(in thousands)
Operating income	$31,582	$19,229	$5,832	$13,428	$19,260
Add:
Operations and maintenance expenses	30,526	23,279	5,658	10,413	16,071
Depreciation, amortization and accretion	38,650	31,002	7,661	15,202	22,863
Bad Debt	304	—	—	—	—
General and administrative expenses	10,337	9,321	1,857	3,442	5,299

Total segment margin	$111,399	$82,831	$21,008	$42,485	$63,493

(1)
Amounts presented in the Hiland Holdings GP, LP column include only the consolidated operations beginning on September 25, 2006. These amounts include the contribution of assets and member interest from Hiland Partners GP, LLC at the completion of our initial pubic offering.

(2)
Amounts presented in the Hiland Partners GP, LLC predecessor column include only the consolidated operations for the period beginning January 1, 2006 to September 25, 2006 the date of our initial public offering.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

        Revenues.    Total revenues (midstream and compression) were $388.0 million for the year ended December 31, 2008 compared to $278.0 million for the year ended December 31, 2007, an increase of $110.0 million, or 39.6%. This $110.0 million increase was primarily due to: (i) increased natural gas sales volumes of 13,852 MMBtu/day (MMBtu per day) and increased NGL sales volumes of 771 Bbls/day (Bbls per day) related to the Woodford Shale gathering system which commenced operation in April 2007, (ii) increased NGL sales volumes of 502 Bbls/day attributable to the expanded Badlands gathering system, including the processing and nitrogen rejection plants and other treating facilities, which commenced operation in August 2007 and (iii) significantly higher average realized natural gas and NGL sales prices for the year ended December 31, 2008 as compared to the year ended December 31, 2007, resulting in increased revenue at all of the gathering systems. Revenues from compression assets were the same for both periods.

        Midstream revenues were $383.2 million for the year ended December 31, 2008 compared to $273.2 million for the year ended December 31, 2007, an increase of $110.0 million, or 40.2%. Of this $110.0 million increase in midstream revenues, approximately $48.5 million was attributable to revenues from increased natural gas and NGL sales volumes at the Woodford Shale, Badlands, Bakken and Matli gathering systems and approximately $61.5 million was attributable to significantly higher average realized natural gas and NGL sales prices for the year ended December 31, 2008 as compared to the same period in 2007, resulting in increased revenues for all of the gathering systems.

        Inlet natural gas was 252,670 Mcf/d (Mcf per day) for the year ended December 31, 2008 compared to 215,551 Mcf/d for the year ended December 31, 2007, an increase of 37,119 Mcf/d, or 17.2%. This increase is primarily attributable to volume growth at the Woodford Shale and Badlands gathering systems, offset by volume declines at the Eagle Chief gathering system.

        Natural gas sales volumes were 90,910 MMBtu/d for the year ended December 31, 2008 compared to 80,731 MMBtu/d for the year ended December 31, 2007, an increase of 10,179 MMBtu/d, or 12.6%.

This 10,179 MMBtu/d net increase in natural gas sales volumes was attributable to increased natural gas sales volumes at the Woodford Shale, Bakken and Matli gathering systems, offset by reduced natural gas sales volumes at the Eagle Chief and Kinta gathering systems.

        NGL sales volumes were 5,920 Bbls/d for the year ended December 31, 2008 compared to 4,696 Bbls/d for the year ended December 31, 2007, a net increase of 1,224 Bbls/d, or 26.1%. This net increase is primarily attributable to volume growth at the Woodford Shale and Badlands gathering systems, offset by reduced NGL sales volumes at the Bakken and Eagle Chief gathering systems.

        During 2008, Hiland Partners experienced extreme swings in its average realized natural gas and NGL sales prices. Average realized natural gas sales price increased from $6.44/MMBtu in January 2008 to a high sales price of $10.05/MMBtu in July 2008, then decreased to a low sales price of $3.38/MMBtu in November 2008. Average realized NGL sales price increased from $1.42 per gallon in January 2008 to a high sales price of $1.74 per gallon in June 2008, then decreased to a low sales price of $0.61 per gallon in December 2008. Consequently, for the year ended December 31, 2008, average realized natural gas sales prices were $7.00 per MMBtu compared to $5.75 per MMBtu for the year ended December 31, 2007, an increase of $1.25 per MMBtu, or 21.7%. Average realized NGL sales prices for the year ended December 31, 2008 were $1.33 per gallon compared to $1.18 per gallon for the year ended December 31, 2007, an increase of $0.15 per gallon or 12.7%. The overall increase in Hiland Partners' average realized natural gas and NGL sales prices was a result of higher index prices for natural gas and posted prices for NGLs during the year ended December 31, 2008 compared to the year ended December 31, 2007.

        Cash received from Hiland Partners' counterparty on cash flow swap contracts for natural gas derivative transactions that closed during the year ended December 31, 2008 totaled $2.8 million compared to $4.8 million for the year ended December 31, 2007. The $2.8 million gain for the year ended December 31, 2008 increased averaged realized natural gas prices to $7.00 per MMBtu from $6.91 per MMBtu, an increase of $0.09 per MMBtu. The $4.8 million gain for the year ended December 31, 2007 increased averaged realized natural gas prices to $5.75 per MMBtu from $5.59 per MMBtu, an increase of $0.16 per MMBtu. Cash paid to Hiland Partners' counterparty on cash flow swap contracts for NGL derivative transactions that closed during the year ended December 31, 2008 totaled $5.9 million compared to $3.0 million for the year ended December 31, 2007. The $5.9 million loss for the year ended December 31, 2008 reduced averaged realized NGL prices to $1.33 per gallon from $1.39 per gallon, a decrease of $0.06 per gallon. The $3.0 million loss for the year ended December 31, 2007 reduced averaged realized NGL prices to $1.18 per gallon from $1.22 per gallon, a decrease of $0.04 per gallon.

        Hiland Partners' compression revenues were $4.8 million for each of the years ended December 31, 2008 and 2007.

        Midstream Purchases.    Midstream purchases were $276.6 million for the year ended December 31, 2008 compared to $195.2 million for the year ended December 31, 2007, an increase of $81.4 million, or 41.7%. The $81.4 million increase is primarily due to volume growth at the Woodford Shale gathering system which commenced operation in April 2007, the expanded Badlands gathering system, including the processing and nitrogen rejection plants and the other treating facilities, which commenced operation in August 2007, increased volume growth at the Matli gathering system and higher natural gas and NGL purchase prices, resulting in increased midstream purchases for all of the gathering systems.

        Midstream Segment Margin.    Midstream segment margin was $106.6 million for the year ended December 31, 2008 compared to $78.0 million for the year ended December 31, 2007, an increase of $28.6 million, or 36.6%. The increase is primarily due to favorable average gross processing spreads, higher average realized natural gas and NGL prices, volume growth at the expanded Badlands gathering system, including the processing and nitrogen rejection plants and the other treating facilities, which commenced operations in August 2007, volume growth at the Woodford Shale gathering system which commenced operation in April 2007, and volume growth at the Matli gathering system. As a percent of midstream revenues, midstream segment margin was 27.8% and 28.6% for the year ended December 31, 2008 and 2007, respectively, a reduction of 0.8%. This reduction is attributable to net losses on closed/settled derivative transactions and unrealized non-cash losses on derivative transactions for the year ended December 31, 2008 totaling $3.0 million, offset by an unrealized non-cash gain of $6.7 million related to a non-qualifying mark-to-market cash flow derivative for forecasted natural gas sales in 2010, compared to net gains totaling $1.8 million on closed/settled derivative transactions and $0.4 million unrealized non-cash gains on derivative transactions for the year ended December 31, 2007. The increase in midstream segment margin was offset by approximately $2.3 million of forgone margin as a result of the Badlands nitrogen rejection plant being temporarily taken out of service due to equipment failure during the first quarter in 2008.

        Operations and Maintenance.    Operations and maintenance expense totaled $30.5 million for the year ended December 31, 2008 compared with $23.3 million for the year ended December 31, 2007, an increase of $7.2 million, or 31.1%. Of this increase, $4.0 million was attributable to increased operations and maintenance at the expanded Badlands gathering system and $2.0 million was attributable to increased operations and maintenance at the Woodford Shale gathering system.

        Depreciation, Amortization and Accretion.    Depreciation, amortization and accretion expense totaled $38.7 million for the year ended December 31, 2008 compared with $31.0 million for the year ended December 31, 2007, an increase of $7.7 million, or 24.7%. Of this increase, $2.3 million was attributable to increased depreciation on the expanded Badlands gathering system, $2.3 million was attributable to increased depreciation on the Woodford Shale gathering system, $1.3 million was attributable to increased depreciation on the Bakken gathering system and $1.0 million was attributable to increased depreciation on the Kinta Area gathering systems.

        General and Administrative.    General and administrative expense totaled $10.3 million for the year ended December 31, 2008 compared with $9.3 million for the year ended December 31, 2007, an increase of $1.0 million or 10.9%. Salaries increased $1.4 million in the year ended December 31, 2008 as compared to the year ended December 31, 2007 due to increased non-cash unit based compensation and increased staffing during the year ended December 31, 2008 as compared to the year ended December 31, 2007. Additionally, audit, tax and costs of being a public company increased by $0.4 million in the year ended December 31, 2008 as compared to the year ended December 31, 2007. General and administrative expenses included $1.1 million of unsuccessful acquisition costs incurred in the year ended December 31, 2007 compared to only $0.1 million in the year ended December 31, 2008.

        Other Income (Expense).    Other income (expense) totaled $(14.0) million for the year ended December 31, 2008 compared with $(11.4) million for the year ended December 31, 2007, an increase in expense of $2.6 million. The increase is primarily attributable to additional interest expense from borrowings on Hiland Partners' credit facility to fund expansions at the Badlands and Kinta Area gathering systems and to fund internal growth projects at the Woodford Shale and the North Dakota Bakken gathering systems, after being offset by lower interest rates incurred during the year ended December 31, 2008 compared to interest rates incurred during the year ended December 31, 2007.

        Minority Interest.    Minority interest in income of Hiland Partners, which represents the allocation of Hiland Partners earnings to its limited partner interests not owned by us totaled $5.9 million for the year ended December 31, 2008 compared to $2.6 million for the year ended December 31, 2007, an increase of $3.3 million.

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

        Inlet natural gas volumes were 215,551 Mcf/d for the year ended December 31, 2007 compared to 157,556 Mcf/d for the year ended December 31, 2006, an increase of 57,995 Mcf/d, or 36.8%. Of the 57,995 Mcf/d increase, 41,915 Mcf/d, or 72.3% was attributable to inlet Mcf/d at the Kinta Area gathering system for a full year in 2007 which Hiland Partners acquired effective May 1, 2006, and the remaining 16,080 Mcf/d increase was primarily attributable to inlet Mcf/d at the Woodford Shale gathering system and increased inlet Mcf/d at Hiland Partners' Eagle Chief, Bakken and Badlands gathering systems. Natural gas sales volumes were 80,731 MMBtu/d for the year ended December 31, 2007 compared to 66,947 MMBtu/d for the year ended December 31, 2006, an increase of 13,784 MMBtu/d, or 20.6%. The increase of 13,784 MMBtu/d was primarily attributable to the increased natural gas volumes as a result of a full year of operations in 2007 at the Kinta Area gathering system which Hiland Partners acquired effective May 1, 2006 and to increased volumes at both the Bakken and Eagle Chief gathering systems and the new Woodford Shale gathering system, which contributed 4,649 MMBtu/d to the increase in natural gas sales volumes. Hiland Partners' NGL sales volumes were 4,696 Bbls/d for the year ended December 31, 2007 compared to 3,347 Bbls/d for the year ended December 31, 2006, an increase of 1,349 Bbls/d, or 40.3%. Of the 1,349 Bbls/d increase, 443 Bbls/d, or 32.8% was attributable to NGL sales volumes at the Woodford Shale gathering system and 834 Bbls/d, or 61.8% was attributable to increased NGL sales volumes at the Bakken, Eagle Chief and Badlands gathering systems.

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

        Hiland Partners' compression revenues were $4.8 million for the each of the years ended December 31, 2007 and 2006.

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

        Midstream Segment Margin.    Midstream segment margin was $78.0 million for the year ended December 31, 2007 compared to $58.7 million for the year ended December 31, 2006, an increase of $19.3 million, or 33.0%. The increase is primarily due to favorable gross processing spreads for the year, higher average realized natural gas and NGL prices for the year, volume growth at the expanded Badlands gathering system, including the processing and nitrogen rejection plants and the other treating facilities, which commenced operations in August 2007, volume growth at the Woodford Shale gathering system which commenced operation in April 2007, volume growth at the Kinta Area gathering system which we acquire in May 2006 and volume growth at the Bakken and Eagle Chief gathering systems. As a percent of midstream revenues, midstream segment margin was 28.6% and 27.3% for the year ended December 31, 2007 and 2006, respectively, an increase of 1.3%. This increase is primarily attributable to increased volumes on gathering systems with more accretive segment margins for the year ended December 31, 2007 as compared to the year ended December 31, 2006. These increases were offset by a decrease of $1.8 million on closed/settled derivative transactions of $1.8 million during the year ended December 31, 2007 compared to $3.6 million on closed/settled derivative transactions during the year ended December 31, 2006.

        Operations and Maintenance.    Operations and maintenance expense totaled $23.3 million for the year ended December 31, 2007 compared with $16.1 million for the year ended December 31, 2006, an increase of $7.2 million, or 44.9%. Of this increase, $2.9 million, or 40.0% was attributable to a full year of operations and maintenance expense at the Kinta Area gathering system. Operations and maintenance expense also increased by $2.5 million, or 35.2% at the Badlands gathering facility largely due to compressor rentals and other related costs associated with its expansion project. Hiland Partners' new Woodford Shale gathering system contributed $0.9 million to the increase in operations and maintenance expense and its Bakken and Eagle Chief gathering systems, as a result of increased volumes, contributed $0.8 million to the increase in operations and maintenance expense.

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

        U.S. Gas Supply and Outlook.    Natural gas prices declined dramatically since the peak New York Mercantile Exchange ("NYMEX") Henry Hub last day settle price of $13.11/MMBtu in July 2008 to the low NYMEX Henry Hub last day settle price of $4.48 in February 2009. U.S. natural gas drilling rig counts have declined by approximately 29% to 1,018 as of February 20, 2009, compared to 1,430 natural gas drilling rigs in the comparable period of 2008, and approximately 37% compared to the peak natural gas drilling rig count of 1,606 in August and September 2008. We believe that current natural gas prices will continue to result in reduced natural gas-related drilling activity as producers seek to decrease their level of natural gas production. We also believe that current reduced natural gas drilling activity will persist until the economic environment in the United States improves and increases the demand for natural gas.

        U.S. Crude Oil Supply and Outlook.    The domestic and global recession and resulting drop in demand for crude oil products has significantly impacted the price for crude oil. West Texas

Intermediate (WTI) crude oil pricing has declined from a peak of $134.62/bbl in July 2008 to a low of $33.87/Bbl in January 2009, a 74.8% decline. U.S. crude oil drilling rig counts have declined by approximately 19% to 269 as of February 20, 2009, compared to 333 crude oil drilling rigs in the comparable period of 2008, and approximately 39% compared to the peak crude oil drilling rig count of 442 in November 2008. The forward curve for WTI crude oil pricing reflects continued reductions in demand for crude oil. We also believe that current reduced crude oil drilling activity will persist until the economic environment in the United States improves and increases the demand for crude oil.

        U.S. NGL Supply and Outlook.    The domestic and global recession and resulting drop in demand for NGL products has significantly impacted the price for NGLs. NGL prices have dropped dramatically since the peak NGL basket pricing of $2.21/gallon in June 2008 to a January 2009 NGL basket pricing of $0.68/gallon, a 69.2% decline. NGL basket pricing correlates to WTI crude oil pricing. WTI crude oil pricing has declined from a peak of $134.62/Bbl in July 2008 to a low of $33.87/Bbl in January 2009, a 74.8% decline. The forward curve for NGL basket pricing and WTI crude oil pricing reflects continued reductions in demand for NGL products. We also believe that the current reduced NGL products pricing will persist until the economic environment in the United States improves and increases the demand for NGL products.

        A number of the areas in which Hiland Partners operates are experiencing a significant decline in drilling activity as a result of the recent dramatic decline in natural gas and crude oil prices. While we anticipate continued exploration and production activities in the areas in which Hiland Partners operates, albeit at depressed levels, fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of natural gas and oil reserves. Drilling activity generally decreases as natural gas and oil prices decrease. Hiland Partners has no control over the level of drilling activity in the areas of its operations.

        Midstream Segment Margins.    During 2008, Hiland Partners' midstream segment margins were positively impacted by increased natural gas and NGL volumes, increased natural gas and NGL sales prices and increased processing spreads resulting in an increase in our midstream segment margins from 2007. During 2007, Hiland Partners' midstream segment margins were positively impacted due to increased volumes and NGL prices but were negatively impacted due to reduced natural gas prices resulting in a net increase in its midstream segment margins from 2006. During 2006, Hiland Partners' midstream segment margins were positively impacted due to increased volumes but were negatively impacted due to reduced natural gas prices and NGL prices, resulting in a net increase in margins from 2005. Hiland Partners' profitability is dependent upon pricing and market demand for natural gas and NGLs, which are beyond its control and have experienced substantial volatility in 2008.

        Interest Rate Environment.    Interest rates on future credit facility borrowings and debt offerings could be higher than current levels, causing Hiland Partners' financing costs to increase accordingly. Although this could limit Hiland Partners' ability to raise funds in the debt capital markets, Hiland Partners expects to remain competitive with respect to acquisitions and capital projects, as competitors would face similar circumstances. As with other yield-oriented securities, our unit price and Hiland Partners' unit price are impacted by the level of cash distributions and an associated implied distribution yield. The distribution yield is often used by investors to compare and rank related yield oriented securities for investment decision making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our and Hiland Partners' units, and a rising interest rate environment could have an adverse impact on our and Hiland Partners' unit price and our and Hiland Partners' ability to issue additional equity to make acquisitions, reduce debt or for other purposes.

Impact of Inflation

        Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the periods presented.

Liquidity and Capital Resources

Overview

        Due to the recent decline in natural gas and NGL prices, we believe that our cash generated from operations will decrease in 2009 relative to comparable periods in 2008. Hiland Partners' senior secured revolving credit facility requires Hiland Partners to meet certain financial tests, including a maximum consolidated funded debt to EBITDA ratio of 4.0:10 as of the last day of any fiscal quarter; provided that in the event that Hiland Partners makes certain permitted acquisitions or capital expenditures, this ratio may be increased to 4.75:1.0 for the three fiscal quarters following the quarter in which such acquisition or capital expenditure occurs. Hiland Partners intends to elect to increase the ratio to 4.75:1.0 on March 31, 2009. During this step-up period, the applicable margin with respect to loans under the credit facility will be increased by 35 basis points per annum and the unused commitment fee will be increased by 12.5 basis points per annum. Additionally, if commodity prices do not significantly improve above the expected prices for 2009, Hiland Partners may be in violation of the maximum consolidated funded debt to EBITDA ratio as early as June 30, 2009, unless the ratio is amended, the senior secured revolving credit facility is restructured or Hiland Partners receives an infusion of equity capital.

Cash Flows

Year ended December 31, 2008 Compared to Year ended December 31, 2007

        Cash Flows from Operating Activities.    Cash flows from operating activities increased by $13.1 million to $52.5 million for the year ended December 31, 2008 from $39.4 million for the year ended December 31, 2007. During the year ended December 31, 2008 Hiland Partners received cash flows from its customers of approximately $387.5 million, had cash payments to suppliers and employees of approximately $321.3 million and payment of interest expense of $13.7 million, net of amounts capitalized, resulting in cash received from operating activities of $52.5 million. During year ended December 31, 2007, Hiland Partners received cash flows from customers of approximately $269.6 million, had cash payments to our suppliers and employees of approximately $218.8 million and payment of interest expense of $11.4 million, net of amounts capitalized, resulting in cash received from operating activities of $39.4 million. The increase in cash flows for the year ended December 31, 2008, as compared to the year ended December 31, 2007, was attributable to increased natural gas and NGLs volumes and higher average realized natural gas and NGL sales prices.

        Changes in cash receipts and payments are primarily due to the timing of collections at the end of our reporting periods. Hiland Partners collects and pays large receivables and payables at the end of each calendar month. The timing of these payments and receipts may vary by a day or two between month-end periods and cause fluctuations in cash received or paid. Working capital items, exclusive of cash, provided $0.4 million to cash flows from operating activities during the year ended December 31, 2008 and used $1.0 million of cash flows from operating activities during the year ended December 31, 2007.

        Net income for the year ended December 31, 2008 was $11.7 million, an increase of $6.5 million from a net income of $5.2 million for the year ended December 31, 2007. Depreciation and amortization increased by $7.6 million to $38.5 million for the year ended December 31, 2008 from $30.9 million for the year ended December 31, 2007. Bad debt expense was $0.3 million for the year ended December 31, 2008 compared to zero for the year ended December 31, 2007.

        Cash Flows Used for Investing Activities.    Cash flows used for investing activities, which represent investments in property and equipment decreased by $29.1 million to $54.3 million for the year ended December 31, 2008 from $83.4 million for the year ended December 31, 2007 primarily due to reduced capital investing in the year ended December 31, 2008 related to the Badlands nitrogen rejection plant which was under construction during the first eight months of 2007.

        Cash Flows from Financing Activities.    Cash flows from financing activities decreased to $(7.0) million for the year ended December 31, 2008 from $44.1 million for the year ended December 31, 2007, a decrease of $51.1 million. During the year ended December 31, 2008, Hiland Partners borrowed $41.0 million under its credit facility to fund internal expansion and organic growth projects, made payments of $10.0 million to its credit facility, received capital contributions of $1.0 million as a result of issuing Hiland Partners common units in connection with the exercise of 40,705 vested unit options, incurred debt issuance costs of $0.4 million associated with the fourth amendment to Hiland Partners' credit facility in February 2008 and made $0.5 million payments on capital lease obligations. During the year ended December 31, 2008, we borrowed $0.4 million under our credit facility, made distributions of $25.0 million to our unitholders and Hiland Partners distributed $13.4 million to its minority interest unitholders.

        During the year ended December 31, 2007, Hiland Partners borrowed $74.0 million under its credit facility to fund internal expansion projects, received capital contributions of $1.0 million as a result of issuing common units due to the exercise of 42,660 vested unit options, distributed $31.3 million to unitholders, incurred offering costs of $0.2 million associated with the preparation and filing of a registration statement filed with the SEC on January 23, 2007 and paid debt issuance costs of $0.5 million associated with our third amendment to our credit facility in July 2007. During the year ended December 31, 2007, we made distributions of $18.7 million to our unitholders and Hiland Partners distributed $11.4 million to its minority interest unitholders.

Year ended December 31, 2007 Compared to Year ended December 31, 2006

        Cash Flows from Operating Activities.    Cash flows from operating activities increased by $0.9 million to $39.4 million for the year ended December 31, 2007 from $38.5 million for the year ended December 31, 2006. During the year ended December 31, 2007, Hiland Partners received cash flows from customers of approximately $269.6 million, had cash payments to suppliers and employees of approximately $218.9 million and payment of interest expense of $11.4 million, net of amounts capitalized, resulting in cash received from operating activities of $30.4 million. During the year ended December 31, 2006, Hiland Partners received cash flows from customers of approximately $217.8 million, had cash payments to our suppliers and employees of approximately $172.6 million and payment of interest expense of $6.4 million, net of amounts capitalized, resulting in cash received from our operating activities of $38.5 million. Changes in cash receipts and payments are primarily due to the timing of collections at the end of our reporting periods. Hiland Partners collects and pays large receivables and payables at the end of each calendar month. The timing of these payments and receipts may vary by a day or two between month-end periods and cause fluctuations in cash received or paid. Natural gas and NGL volumes from Hiland Partners' new Woodford Shale gathering system and increased natural gas and NGL volumes from its Bakken, Badlands and Eagle Chief gathering systems combined with increased NGL sales prices, but offset by lower natural gas sales prices contributed to increases in accounts receivable, accrued midstream revenues, accounts payable and accrued midstream purchases during the year ended December 31, 2007. Working capital items, exclusive of cash, used $1.0 million in cash flows from operating activities and contributed $2.3 million to cash flows from operating activities during the years ended December 31, 2007 and 2006, respectively. Net income for the year ended December 31, 2007 was $5.2 million, an increase of $2.8 million from a net income of $2.4 million for the year ended December 31, 2006. Depreciation, amortization and accretion increased by $8.1 million or 20.9%, to $30.9 million for the year ended December 31, 2007 from $22.8 million for the year ended December 31, 2006.

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

        Cash Flows from Financing Activities.    Our cash flows from financing activities decreased by $80.1 million to $44.1 million for the year ended December 31, 2007 from $124.2 million for the year ended December 31, 2006. During the year ended December 31, 2007, Hiland Partners borrowed $74.0 million under its credit facility to fund internal expansion projects and we borrowed $0.1 million under our credit facility. Hiland Partners received capital contributions of $1.0 million as a result of issuing common units due to the exercise of 42,660 vested unit options, made capital lease obligation payments of $0.3 million, incurred offering costs of $0.2 million associated with its S-3/A registration statement filed with the SEC on January 23, 2007 and paid debt issuance costs of $0.5 million associated with its third amended credit facility. Hiland Partners distributed $11.4 million to its minority interest owners and we distributed $18.7 million to our unitholders. During the year ended December 31, 2006, Hiland Partners borrowed $113.3 million under its credit facility to partially fund the Kinta Area gathering assets acquisition on May 1, 2006 and to fund its internal expansion projects at both its Badlands and Bakken gathering systems. Also during the year ended December 31, 2006, we received capital contributions of $35.0 million from our general partner in exchange for the issuance of 761,714 common units and general partner equivalent units, received $1.3 million as a result of issuing common units due to the exercise of 52,699 vested unit options, paid debt issuance costs of $0.9 million and distributed $25.6 million to our unitholders.

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

        Total Contractual Cash Obligations.    A summary of our contractual cash obligations as of December 31, 2008, including leases renewed and entered into subsequent to year end is presented below:

	Payment Due by Period
Type of Obligation	Total Obligation	Due in 2009	Due in 2010	Due in 2011	Due in 2012	Due in 2013	Thereafter
	(in thousands)
Senior secured revolving credit facilities	$252,769	$705	$—	$252,064	$—	$—	$—
Estimated interest expense on credit facilities(1)	19,650	8,283	8,267	3,100	—	—	—
Capital lease obligations(2)	7,378	1,256	1,256	1,256	1,107	1,001	1,502
Operating leases, service agreements and other	3,959	1,700	858	465	299	211	426

Total contractual cash obligations	$283,756	$11,944	$10,381	$256,885	$1,406	$1,212	$1,928

(1)
Interest rates on the senior secured revolving credit facilities are variable. Estimated interest payments are based on the interest rates and the amounts outstanding as of December 31, 2008. For a discussion of ours and Hiland Partners' senior secured revolving credit facilities, please read "—Credit Facility" below.

(2)
Contractual cash commitments on our capital lease obligations include $2,335 of interest expense.

        Financial Derivatives and Commodity Hedges.    Hiland Partners has entered into certain financial derivative instruments that are classified as cash flow hedges in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, and relate to forecasted sales and purchases in 2008, 2009 and a mark-to-market cash flow derivative which relates to forecasted sales in 2010. Hiland Partners entered into these instruments to hedge the forecasted natural gas sales and NGL sales or purchases against the variability in expected future cash flows attributable to changes in commodity prices. Under these swap agreements, Hiland Partners receives a fixed price and pays a floating price or pays a fixed price and receives a floating price based on certain indices for the relevant contract period as the underlying natural gas is sold or purchased or NGL is sold. The following table provides information about the commodity based derivative instruments at December 31, 2008.

Description and Production Period	Volume	Average Fixed/Open Price	Fair Value Asset (Liability)
	(MMBtu)	(per MMBtu)
Natural Gas—Sold Fixed for Floating Price Swaps
January 2009 - December 2009	2,136,000	$7.30	$6,851
January 2010 - December 2010	2,136,000	$10.50	7,141

			$13,992

        The following table provides information about Hiland Partners' interest rate swap at December 31, 2008:

Description and Period	Notional Amount	Interest Rate	Fair Value Asset (Liability)
Interest Rate Swap
January 2009 - December 2009	$100,000,000	2.245%	$(1,439)

        Off-Balance Sheet Arrangements.    We had no significant off-balance sheet arrangements as of December 31, 2008 or December 31, 2007.

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

        The facility limits distributions to our unitholders to our available cash, as defined in our partnership agreement. Restricted payments under the credit facility are subject to an annual "clean-down" period of 15 consecutive days in which the amount outstanding that relates to funding the restricted payments under the credit facility must be reduced to zero.

        As of December 31, 2008, we had $0.7 million outstanding under this credit facility and were in compliance with our financial covenants. The outstanding $0.7 million, which matures on September 25, 2009, is included in accrued liabilities and other in the balance sheet.

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

        In addition, Hiland Partners' credit facility provides for an accordion feature, which permits Hiland Partners, if certain conditions are met, to increase the size of the revolving acquisition facility by up to an additional $50.0 million and allows for the issuance of letters of credit of up to $15.0 million in the aggregate. The senior secured revolving credit facility also requires us to meet certain financial tests, including a maximum consolidated funded debt to EBITDA ratio of 4.0:1.0 as of the last day of any fiscal quarter; provided that in the event that the Partnership makes certain permitted acquisitions or capital expenditures, this ratio may be increased to 4.75:1.0 for the three fiscal quarters following the quarter in which such acquisition or capital expenditure occurs; and a minimum interest coverage ratio of 3.0:1.0. The credit facility will mature in May 2011. At that time, the agreement will terminate and all outstanding amounts thereunder will be due and payable.

        Due to the recent decline in natural gas and NGL prices, we believe our cash flow from operating activities will decrease relative to the level experienced in 2008. Consequently, Hiland Partners anticipates electing to "step up" Hiland Partners' debt covenants on its credit facility to 4:75:1.0 debt to EBITDA at the end of the first quarter 2009. Additionally, given the current natural gas and NGL forward price strips, Hiland Partners may require additional equity as soon as June 30, 2009 to remain in compliance with Hiland Partners' existing debt covenants contained in its credit facility.

        Hiland Partners' obligations under the credit facility are secured by substantially all of its assets and guaranteed by Hiland Partners and all of its subsidiaries, other than Hiland Operating, LLC its operating company, which is the borrower under the credit facility.

        Indebtedness under the credit facility will bear interest, at Hiland Partners' option, at either (i) an Alternate Base Rate plus an applicable margin ranging from 50 to 125 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 150 to 225 basis points per annum based on Hiland

Partners' ratio of consolidated funded debt to EBITDA. The Alternate Base Rate is a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the Federal Funds effective rate in effect on such day plus 1/2 of 1%. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 1.0%. An unused commitment fee ranging from 25 to 50 basis points per annum based on Hiland Partners' ratio of consolidated funded debt to EBITDA will be payable on the unused portion of the credit facility. During any step-up period, the applicable margin with respect to loans under the credit facility will be increased by 35 basis points per annum and the unused commitment fee will be increased by 12.5 basis points per annum. At December 31, 2008, the interest rate on outstanding borrowings from our credit facility was 3.28%

        The credit facility prohibits Hiland Partners from making distributions to unitholders if any default or event of default, as defined in the credit facility, has occurred and is continuing or would result from the distribution. In addition, the credit facility contains various covenants that limit, among other things, subject to certain exceptions and negotiated "baskets," Hiland Partners' ability to incur indebtedness, grant liens, make certain loans, acquisitions and investments, make any material changes to the nature of its business, amend its material agreements, including the Omnibus Agreement or enter into a merger, consolidation or sale of assets.

        The credit facility defines EBITDA as Hiland Partners' consolidated net income, plus income tax expense, interest expense, depreciation and amortization expense, amortization of intangibles and organizational costs, non-cash unit based compensation expense, and adjustments for non-cash gains and losses on specified derivative transactions and for other extraordinary items.

        Upon the occurrence of an event of default defined in the credit facility, the lenders may, among other things, be able to accelerate the maturity of the credit facility and exercise other rights and remedies as set forth in the credit facility.

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

        As of December 31, 2008, Hiland Partners had $252.1 million outstanding under the credit facility and were in compliance with its financial covenants.

Recent Accounting Pronouncements

        On April 25, 2008, the Financial Accounting Standards Board ("FASB") FASB issued Staff Position No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). In determining the useful life of an acquired intangible asset, FSP 142-3 removes the requirement from SFAS 142 for an entity to consider whether renewal of the intangible asset requires significant costs or material modifications to the related arrangement. FSP 142-3 also replaces the previous useful life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. FSP 142-3 will be effective as of January 1, 2009 and will apply only to intangible assets acquired after that date. Retroactive application to previously acquired intangible assets is prohibited. The adoption of FSP 142-3 is not expected to have a material impact on our financial position, results of operations or cash flows.

        On March 19, 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities," an amendment of SFAS 133 ("SFAS 161"). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for periods prior to its initial adoption. SFAS 161 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS 133 and generally increases the level of aggregation/disaggregation that will be required in an entity's financial statements. We are currently reviewing SFAS 161 to determine the effect it will have on our financial statements and disclosures therein.

        On March 12, 2008, the Emerging Issues Task Force ("EITF") reached consensus opinion on EITF Issue 07-4, "Application of the two-class method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships" ("EITF 07-4"), which the FASB ratified at its March 26, 2008 meeting. EITF 07-4 requires the calculation of a Master Limited Partnership's ("MLPs") net earnings per limited partner unit for each period presented according to distributions declared and participation rights in undistributed earnings as if all of the earnings for that period had been distributed. In periods with undistributed earnings above specified levels, the calculation per the two-class method results in an increased allocation of such undistributed earnings to the general partner and a dilution of earnings to the limited partners. EITF 07-4 is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented. Early application is not permitted. We will apply the requirements of EITF 07-4 as it pertains to MLPs upon its adoption during the quarter ended March 31, 2009 and do not expect a significant impact when adopted.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) amends and replaces SFAS 141, but retains the fundamental requirements in SFAS 141 that the purchase method of accounting be used for all business combinations and an acquirer be identified for each business combination. SFAS 141(R) provides for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141(R) provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141(R) also determines what information to disclose to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and do not allow early adoption. We are evaluating the new requirements of SFAS 141(R) and the impact it will have on business combinations completed in 2009 and thereafter.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent (minority interest) be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent's equity. SFAS 160 requires the equity amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement and that changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently and similarly as equity transactions. Consolidated net income and comprehensive income will be determined without deducting minority interest; however, earnings-per-share information will continue to be calculated on the basis of the net income attributable to the parent's shareholders. Additionally, SFAS 160 establishes a single method for accounting for changes in a parent's ownership interest in a subsidiary that does not result in deconsolidation and that the parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. We will apply the requirements of SFAS 160 upon our adoption on January 1, 2009 and do not expect it to have a material impact on our financial position, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." ("SFAS 159"). SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 was adopted by us effective January 1, 2008, at which time no financial assets or liabilities, not previously required to be recorded at fair value by other authoritative literature, were designated to be recorded at fair value. As such, the adoption of SFAS 159 did not have any impact on our financial position, results of operations or cash flows.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP") such as fair value hierarchy used to classify the source of information used in fair value measurements (i.e., market based or non-market based) and expands disclosure about fair value measurements based on their level in the hierarchy. SFAS 157 applies to derivatives and other financial instruments, which SFAS 133 requires be measured at fair value at initial recognition and for all subsequent periods. SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157's hierarchy defines three levels of inputs that may be used to measure fair value. Level 1 refers to assets that have observable market prices, level 2 assets do not have an "observable price" but do have inputs that are based on such prices in which components have observable data points and level 3 refers to assets in which one or more of the inputs do not have observable prices and calibrated model parameters, valuation techniques or management's assumptions are used to derive the fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We elected to implement SFAS 157 prospectively in the first quarter of 2008 with the one-year deferral permitted by FASB Staff Position (FSP) 157-2 for nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed on a recurring basis (at least annually). The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plants and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations and restructuring costs for which we use fair value. We do not expect any significant impact to our consolidated financial statements when we implement SFAS 157 for these assets and liabilities.

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

        Derivatives.    Hiland Partners utilizes derivative financial instruments to reduce commodity price risks. Hiland Partners does not hold or issue derivative financial instruments for trading purposes. Statement of Financial Accounting Standards (or SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended in June 2000 by SFAS No. 138 and in May 2003 by SFAS No. 149, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Derivatives that are not designated as hedges are adjusted to fair value through income. If the derivative is designated as a hedge, depending upon the nature of the hedge, changes in the fair value of the derivatives are either offset against the fair value of assets, liabilities or firm commitments through income, or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a derivative's change in fair value is immediately recognized into income. If a derivative no longer qualifies for hedge accounting, the amounts in accumulated other comprehensive income will be immediately charged to operations.

        Asset Retirement Obligations.    SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143") requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost is allocated to expense using a systematic and rational method and the liability is accreted to measure the change in liability due to the passage of time. The primary impact of this standard relates to our estimated costs for dismantling and site restoration of certain of Hiland Partners' plants and pipelines. Estimating future asset retirement obligations requires us to make estimates and judgments regarding timing, existence of a liability, as well as what constitutes adequate restoration. Hiland Partners uses the present value of estimated cash flows related to asset retirement obligation to determine the fair value, generally as estimated by third party consultants. The present value calculation requires us to make numerous assumptions and judgments, including the ultimate costs of dismantling and site restoration, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligation liability, a corresponding adjustment will be required to the related asset. We believe the estimates and judgments reflected in our financial statements are reasonable but are necessarily subject to the uncertainties we have just described. Accordingly, any significant variance in any of the above assumptions or factors could materially affect our cash flows.

        Impairment of Long-Lived Assets.    In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we evaluate long-lived assets, including intangible assets, of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value. For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is re-determined when related events or circumstances change.

        When determining whether impairment of one of Hiland Partners' long-lived assets has occurred, we must estimate the undiscounted cash flows attributable to the asset or asset group. Our estimate of cash flows is based on assumptions regarding the volume of reserves providing asset cash flow and future NGL product and natural gas prices. The amount of reserves and drilling activity are dependent in part on natural gas prices. Projections of reserves and future commodity prices are inherently subjective and contingent upon a number of variable factors, including, but not limited to:

  •
  changes in general economic conditions in regions in which the Partnership's products are located;

  •
  the availability and prices of NGL products and competing commodities;

  •
  the availability and prices of raw natural gas supply;

  •
  the ability of Hiland Partners to negotiate favorable marketing agreements;

  •
  the risks that third party oil and gas exploration and production activities will not occur or be successful;

  •
  the dependence of Hiland Partners on certain significant customers and producers of natural gas; and

  •
  competition from other midstream service providers and processors, including major energy companies.

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

        Actual results may differ materially from any results projected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks, difficult to predict, and beyond management's control. Such factors include:

  •
  the ability to comply with the certain covenants in our or Hiland Partners' credit facilities;

  •
  our ability to pay distributions to our unitholders;

  •
  our expected receipt of distributions from Hiland Partners;

  •
  Hiland Partners' cash flow is affected by the volatility of natural gas and NGL product prices, which could adversely affect Hiland Partners ability to make distributions to its unitholders, including us;

  •
  Hiland Partners' continued ability to find and contract for new sources of natural gas supply;

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

  •
  the ability to successfully identify and consummate strategic acquisitions at purchase prices that are accretive to the Hiland Partners' financial results; and

  •
  risks associated with the construction of new pipelines and treating and processing facilities or additions to Hiland Partners' existing pipelines and facilities;

  •
  the completion of significant, unbudgeted expansion projects may require debt and/or equity financing which may not be available to Hiland Partners on acceptable terms, or at all; and

  •
  increases in interest rates could increase Hiland Partners' borrowing costs, adversely impact its unit price and its ability to issue additional equity, which could have an adverse effect on Hiland Partners' cash flows and its ability to fund its growth.

        These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Our future results will depend upon various other risks and uncertainties, including those described elsewhere in Item 1A.—"Risk Factors." Other unknown or unpredictable factors also could have material adverse effects on our future results. You should not put undue reliance on any forward-looking statements.

        All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. We undertake no duty to update our forward-looking statements to reflect the impact of events or circumstances after the date of the forward-looking statements

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which Hiland Partners is exposed is commodity price risk for natural gas and NGLs. Hiland Partners also incurs, to a lesser extent, risks related to interest rate fluctuations. Hiland Partners does not engage in commodity energy trading activities.

        Commodity Price Risks.    Hiland Partners' profitability is affected by volatility in prevailing NGL and natural gas prices. Historically, changes in the prices of most NGL products have generally correlated with changes in the price of crude oil. NGL and natural gas prices are volatile and are impacted by changes in the supply and demand for NGLs and natural gas, as well as market uncertainty. For a discussion of the volatility of natural gas and NGL prices, please read Item 1A. "Risk Factors—Risk Factors Related to our Business". Hiland Partners cash flow is affected by the volatility of natural gas and NGL product prices, which could adversely affect our ability to make distributions to unitholders. To illustrate the impact of changes in prices for natural gas and NGLs on our operating results, we have provided the table below, which reflects, for the year ended December 31, 2008 and December 31, 2007, respectively, the impact on our midstream segment margin of a $0.01 per gallon change (increase or decrease) in NGL prices coupled with a $0.10 per MMBtu change (increase or decrease) in the price of natural gas.

		Natural Gas Price Change ($/MMBtu)
		2008		2007
		$0.10	$(0.10)	$0.10	$(0.10)
NGL Price Change ($/gal)	$0.01	$615,000	$548,000	$642,000	$194,000
	$(0.01)	$(472,000)	$(649,000)	$(207,000)	$(645,000)

        The increase in commodity exposure is the result of increased natural gas and NGL product volumes in the year ended December 31, 2008 compared to the year ended December 31, 2007. The magnitude of the impact on total segment margin of changes in natural gas and NGL prices presented may not be representative of the magnitude of the impact on total segment margin for different commodity prices or contract portfolios. Natural gas prices can also affect our profitability indirectly by influencing the level of drilling activity and related opportunities for our services.

        Hiland Partners manages this commodity price exposure through an integrated strategy that includes management of its contract portfolio, optimization of its assets and the use of derivative contracts. As a result of these derivative swap contracts, Hiland Partners has hedged a portion of its expected exposure to natural gas prices in 2009 and 2010. Hiland Partners continually monitors its hedging and contract portfolio and expects to continue to adjust its hedge position as conditions warrant. The following table provides information about Hiland Partners' derivative instruments at December 31, 2008:

Description and Production Period	Volume	Average Fixed/Open Price	Fair Value Asset (Liability)
	(MMBtu)	(per MMBtu)
Natural Gas—Sold Fixed for Floating Price Swaps
January 2009 - December 2009	2,136,000	$7.30	$6,851
January 2010 - December 2010	2,136,000	$10.50	7,141

			$13,992

        Interest Rate Risk.    We have elected for the indebtedness to bear interest at LIBOR plus the applicable margin. We are exposed to changes in the LIBOR rate as a result of our credit facility and Hiland Partners' credit facility, which is partially subject to floating interest rates. As of December 31, 2008 we had approximately $0.7 million of indebtedness outstanding under our credit facility which was used to finance the costs related to the closing of our $25.0 million secured revolving credit facility. On October 7, 2008, Hiland Partners entered into a floating-to-fixed interest rate swap agreement with an investment grade counterparty whereby they pay a monthly fixed interest rate of 2.245% and receive a monthly variable rate based on the one month posted LIBOR interest rate on a notional amount of $100.0 million. This swap agreement is effective on January 2, 2009 and terminates on January 1, 2010. As of December 31, 2008, Hiland Partners had approximately $252.1 million of indebtedness outstanding under its credit facility, of which $152.1 million is exposed to changes in the LIBOR rate. The impact of a 100 basis point increase in interest rates on the amount of current debt exposed to variable interest rates would result in an increase in annualized interest expense and a corresponding decrease in annualized net income of approximately $1.5 million. The following table provides information about Hiland Partners' interest rate swap at December 31, 2008 for the periods indicated:

Description and Period	Notional Amount	Interest Rate	Fair Value Asset (Liability)
Interest Rate Swap
January 2009 - December 2009	$100,000,000	2.245%	$(1,439)

        Credit Risk.    Counterparties pursuant to the terms of their contractual obligations expose Hiland Partners to potential losses as a result of nonperformance. SemStream, L.P., BP Energy Company, OGE Energy Resources, Inc., ONEOK Energy Services Company, LP and ConocoPhillips, Inc. were Hiland Partners' largest customers for the year ended December 31, 2008, accounting for approximately 16%, 14%, 11%, 10% and 9%, respectively, of our revenues. Consequently, changes within one or more of these companies' operations have the potential to impact, both positively and negatively, our credit exposure and make us subject to risks of loss resulting from nonpayment or nonperformance by these or any of Hiland Partners' other customers. Any material nonpayment or nonperformance by its key customers could materially and adversely affect our business, financial condition or results of operations and reduce Hiland Partners' ability to make distributions to its unitholders. Furthermore, some of Hiland Partners' customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to Hiland Partners. The counterparties to Hiland Partners' commodity based derivative instruments as of December 31, 2008 are BP Energy Company and Bank of Oklahoma, N.A. The counterparty to Hiland Partners' interest rate swap as of December 31, 2008 is Wells Fargo Bank, N.A.

        On July 22, 2008, SemGroup, L.P. and certain subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Affiliates of SemGroup, L.P. purchase Hiland Partners NGLs and condensate, primarily at their Bakken and Badlands plants and gathering systems. During the second quarter 2008, Hiland Partners increased their allowance for doubtful accounts and bad debt expense by $8.1 million for related product sales through June 30, 2008. On October 20, 2008, the United States Bankruptcy Court for the District of Delaware entered an order approving the assumption of a Natural Gas Liquids Marketing Agreement (the "SemStream Agreement") between SemStream, L.P., an affiliate of SemGroup, L.P., and Hiland Partners relating to the sale of NGLs and condensate at our Bakken and Badlands plants and gathering systems. As a result of the assumption, and in accordance with the order, on October 21, 2008, SemStream paid $12.1 million to Hiland Partners, representing amounts owed to Hiland Partners from SemStream for June and July 2008 product sales under the SemStream Agreement. The assumption of the SemStream Agreement restores Hiland Partners and SemStream, L.P. to their pre-bankruptcy contractual relationship.

        Hiland Partners' third quarter results of operations reflect a reversal of $7.8 million of the $8.1 million allowance for doubtful accounts and bad debt expense previously recorded on their income statement in the second quarter of 2008. After receipt of the October 21 payment, Hiland Partners' total pre-petition credit exposure to SemGroup, related to condensate sales to SemCrude, LLC, and outside of the SemStream Agreement, is approximately $0.3 million, which Hiland Partners has reserved as of December 31, 2008.

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

        As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008, to ensure that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

  (b)
  Changes in internal control over financial reporting.

        During the three months ended December 31, 2008, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting

        See "Management's Report on Internal Control over Financial Reporting" on page F-2.

Item 9B.    Other Information

        There have been no events that occurred in the fourth quarter of 2008 that would need to be reported on Form 8-K that have not been previously reported.

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

Name	Age	Position with Our General Partner
Harold Hamm	63	Chairman of the Board of Directors
Joseph L. Griffin	48	Chief Executive Officer, President and Director
Matthew S. Harrison	38	Chief Financial Officer, Vice President—Finance, Secretary and Director
Robert W. Shain	58	Chief Commercial Officer, Vice President
Kent C. Christopherson	51	Chief Operations Officer, Vice President
Michael L. Greenwood	53	Director
Edward D. Doherty	73	Director
Rayford T. Reid	60	Director
Dr. Cheryl L. Evans	46	Director
Dr. Bobby B. Lyle	68	Director

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

        Matthew S. Harrison was appointed Chief Financial Officer, Vice President—Finance, Secretary and a director of our general partner in April 2008. Mr. Harrison has served as Chief Financial Officer,

Vice President—Finance, Secretary and a director of the general partner of Hiland Partners since April 2008. Mr. Harrison joined Hiland as Vice President of Business Development in February 2008 from Wachovia Securities where he most recently was a director for its Energy & Power Mergers & Acquisitions Group. Prior to joining Wachovia in 2007, Mr. Harrison spent eight years with A.G. Edwards Capital Markets' Mergers & Acquisitions Group, most recently leading its energy mergers & acquisitions effort. Prior to joining A.G. Edwards, Mr. Harrison spent five years with Price Waterhouse as a senior accountant. He holds a B.S. degree in Accounting from the University of Tennessee, a Masters of Business Administration degree from the Kellogg Graduate School of Management at Northwestern University and is a Certified Public Accountant.

        Robert W. Shain was appointed Vice President—Chief Commercial Officer of our general partner in August 2008. Mr. Shain has served as Vice President—Chief Commercial Officer of the general partner of Hiland Partners since August 2008. Prior to August 2008, Mr. Shain served as Vice President—Operations and Engineering of the general partner of Hiland Partners. Mr. Shain has over 30 years of experience in the oil and gas industry. The majority of his experience has been in the engineering and operations of midstream natural gas gathering, compression, processing and treating, along with business development and marketing. From July 2003 until March 2006, Mr. Shain served as Vice President of Operations and Engineering for Seminole Gas Company, LLC (successor to Impact Energy, LTD) in Tulsa, Oklahoma. From May 1995 until July 2003 Mr. Shain served in a variety of commercial roles, most recently of which was Vice President of Commercial Services, for CMS Field Services, LLC (successor to Heritage Gas Services, LLC) also in Tulsa, Oklahoma, in which he was responsible for the development and management of operating and capital budgets. Mr. Shain holds a B.S degree in Mechanical Engineering from Texas A & M University.

        Kent C. Christopherson was appointed Vice President—Chief Operations Officer of our general partner in August 2008. Mr. Christopherson has served as Vice President—Chief Operations Officer of the general partner of Hiland Partners since August 2008. Mr. Christopherson joined Hiland from DCP Midstream Partners, L.P. where he served as Senior Director of Operating Excellence and Reliability Services since 2002. Prior to joining DCP, Mr. Christopherson was employed by Western Gas Resources and Flopetrol—Johnson Schlumberger. Mr. Christopherson earned a B.S. degree in Mining Engineering & Geology from the South Dakota School of Mines and Technology, a Masters of Business Administration degree from Nova Southeastern University and is a Certified Maintenance & Reliability Professional by the Society of Maintenance & Reliability Professionals and a Certified Lubrication Specialist by the Society of Tribologists & Lubrication Engineers.

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

        Rayford T. Reid was elected as director of our general partner in September 2006 and serves as a member of the compensation committee of the board of directors of our general partner. Mr. Reid has served as a director of the general partner of Hiland Partners since May 2005, and serves as a member of the compensation committee of the board of directors of Hiland Partners' general partner. Mr. Reid has more than 35 years of investment banking, financial advisory and commercial banking experience, including 30 years focused on the oil and gas industry. Mr. Reid is President of Kentucky Downs Partners, LLC ("KDP"). KDP's principal business is the ownership of a controlling interest in a thoroughbred horse racing track in Franklin, Kentucky. Prior to forming KDP in 2007, Mr. Reid served as President of R. Reid Investments Inc., a private investment banking firm which exclusively serves companies engaged in the energy industry. Mr. Reid holds a Bachelor of Arts degree from Oklahoma State University and a Master of Business Administration degree from the Wharton School of the University of Pennsylvania.

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

      C = Chairman

      * = Member

Audit Committee

        The audit committee of our general partner's board of directors is currently comprised of two non-employee members of the board. The committee is appointed by the board of directors to assist the board in fulfilling its oversight responsibilities. Its primary responsibility is to monitor the quality, integrity and reliability of the financial reporting process, review the adequacy of our systems of internal controls for financial reporting, legal compliance and ethics established by management and the board and review procedures for internal auditing. Responsibilities also include the appointment, compensation, retention and oversight of the work of the independent registered public accounting firm engaged to prepare the audit report or perform other audit, review or attest services. The committee reviews proposed audit plans for the year and the coordination of these plans with the independent registered public accounting firm. The committee also reviews the financial statements and other information contained in quarterly and annual Securities and Exchange Commission's (the "SEC") reports with management and the independent registered public accounting firm to determine that the independent registered public accounting firm is satisfied with the disclosure and content of the financial statements. The committee shall have authority to obtain advice and assistance from internal or external legal, financial and other advisors.

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

        On January 27, 2009, we received a Deficiency Letter from NASDAQ indicating that we no longer comply with the audit committee composition requirements as set forth in Marketplace Rule 4350(d), which requires Hiland Partners GP Holdings, LLC, our general partner, to have an audit committee of at least three independent members. Following the resignation of Shelby E. Odell from the board of directors of our general partner on January 21, 2009, the audit committee of our general partner consists of only two independent members. Mr. Odell resigned from the board of directors of our general partner so that he would be eligible to serve as a member of the conflicts committee of the board of directors of Hiland Partners' general partner. In accordance with NASDAQ Marketplace Rule 4350(d)(4), NASDAQ has provided us a cure period to regain compliance until the earlier of our next annual unitholders' meeting or January 21, 2010, or, if the next annual unitholders' meeting is held before July 20, 2009, then we must evidence compliance no later than July 20, 2009.

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

Report of the Audit Committee for the Year Ended December 31, 2008

        Our management is responsible for our internal controls and our financial reporting process. Grant Thornton LLP, our Independent Registered Public Accounting Firm for the year ended December 31, 2008, is responsible for performing an integrated audit of the effectiveness of internal control over financial reporting and an independent audit of our consolidated financial statements in accordance with standards of the Public Company Accounting Oversight Board and to issue a report thereon. Our audit committee monitors and oversees these processes. Our audit committee, made up of members of our general partner's Board of Directors, selects our independent registered public accounting firm.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Based upon our records, except as set forth below, we believe that during 2008 all reporting persons complied with the Section 16(a) filing requirements applicable to them.

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

Compensation Objectives and Philosophy

        The executive compensation program of our general partner is designed to enable our general partner to execute our business objectives by attracting, retaining, and motivating the highest quality of executive talent and by rewarding superior performance. Performance management focuses on building competencies required for our business and achieving the highest level of contribution from each employee. Our compensation and benefits policies and practices are designed to motivate and reward officers and employees to achieve goals and objectives that are expected to lead to long-term enhancement of unitholder value, provide total compensation that is competitive within the market place and align individual compensation with competency and contribution so that performance, tied to measurable objectives and results, will be rewarded appropriately. We identify our marketplace as the following publicly traded midstream and pipeline master limited partnerships within our peer group: Atlas Pipeline Partners, L.P., Copano Energy, L.L.C., Crosstex Energy, L.P., DCP Midstream Partners, LP, Eagle Rock Energy Partners, L.P., MarkWest Energy Partners, L.P., Quicksilver Gas Services, LP, Regency Energy Partners LP, Targa Resources Partners LP, Western Gas Partners, LP and Williams Partners, L.P. The compensation committee, established in May 2005, believes this definition of our marketplace along with third-party industry compensation surveys provides a good benchmark for analyzing the competitiveness of our executive compensation program.

        In addition to base salary, executive officers are compensated on a performance-oriented basis through the use of incentive compensation linking both annual and longer-term results. The annual incentive cash bonus permits team and individual performance to be recognized and is based, in part, on an evaluation of the contribution made by the officer to our performance. Equity compensation awards are included in the compensation program to reward executive officers for long-term strategic actions that increase our value and thus unitholder value and to link a significant amount of an executive's current and potential future net worth to our success. This use of equity compensation directly relates a portion of each executive officer's long-term remuneration to our unit price, and therefore aligns the executive's compensation with the interests of our unitholders. The discretionary granting of unit options, as well as the use of restricted and phantom units, is used to (1) recognize promotions of executives into positions of significant responsibilities; (2) recognize significant accomplishments of executives, particularly as the accomplishments impact growth, profits and/or competitive positioning; and (3) attract and retain high level executive talent.

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

        The CEO serves in an advisory role to the compensation committee with respect to executive compensation for the executive officers other than himself. In addition, the compensation committee may request the CEO to provide management feedback and recommendations on changes in the design of the executive compensation programs and executive compensation policies. The CEO does not participate in determining or recommending the form or amount of compensation for himself or for the outside directors. The CEO's recommendations are given significant weight by the compensation committee, but the compensation committee remains responsible for all final decisions regarding compensation levels for the executive officers, the executive compensation policies and executive compensation programs. The CEO is not present during the compensation committee's discussions regarding his own compensation. In the CEO's advisory role to the compensation committee, he does not have the authority to call a meeting of the compensation committee. Only the chairperson of the committee, two or more members of the committee or the Chairman of the Board of Directors may call a committee meeting pursuant to the compensation committee's charter. However, the CEO is involved in the agenda setting for compensation committee meetings and generally attends such meetings (other than the portions of the meetings during which his compensation and performance are discussed).

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

Elements of Compensation

        Our general partner's executive compensation program currently consists of the following elements:

  •
  base salaries;

  •
  annual incentive cash bonuses; and

  •
  long-term incentive compensation.

Base Salaries

        Base salary for each executive officer is determined annually by an assessment of our overall financial and operating performance, each executive officer's performance evaluation, changes in executive officer responsibilities and relevant marketplace data. While many aspects of performance can be measured in financial terms, the compensation committee also evaluates senior management in areas of performance that are more subjective. These areas include the development and execution of strategic plans, the exercise of leadership in the development of management and other employees, innovation and improvement in our business activities, as well as the executive's involvement in industry groups and in the communities that we serve. Our general partner seeks to compensate executives for their performance throughout the year with annual base salaries that are fair and competitive within our marketplace. Our general partner believes that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions and with similar responsibilities in our marketplace and adjusted for financial and operating performance and each executive's performance evaluation, length of service with the company and previous work experience. Individual salaries are generally established in alignment with these considerations to ensure the attraction, development and retention of superior talent, as well as in relation to individual executive performance. Base salaries are reviewed annually to ensure continuing consistency with market levels and our level of financial performance during the previous fiscal year. Future adjustments to base salaries and salary ranges will reflect average movement in the competitive market as well as individual performance. The compensation committee approves annual base salary adjustments, if any, for the CEO, and for each officer below the CEO level based on the CEO's recommendations.

        Base salaries in 2008 for the past Chief Financial Officer ("past CFO") and the Vice President of Operations and Engineering were set based on (1) the latest available financial results of operations; (2) each executive's performance evaluation; and (3) the comparable base salaries of executives within our marketplace and our most recent third-party industry compensation survey. The past CFO's annual base salary was $250,000 for the period of November 2007 through April 2008, upon his resignation. The past CFO's annual base salary, established by the compensation committee in November 2007, approximated the median annual base salaries within our marketplace for 2006 and our most recent third-party industry compensation survey for his position. The Vice President of Operations and Engineering's annual base salary was $190,000 for the period of March 2007 to March 2008. On August 7, 2008, the Vice President of Operations and Engineering was appointed to Vice President—Chief Commercial Officer. The Vice President—Chief Commercial Officer's current annual base salary, established at the compensation committee's meeting in March 2008, is $210,000 and approximated 83% of the median annual base salary within our most recent third-party industry compensation survey for his position. The CEO's annual base salary for the period from November 2007 to present was $290,000 and approximated 83% of the median annual base salary within our marketplace for 2006 for his position. The CEO's current annual base salary was set based on his initial performance evaluation. The Vice President of Business Development's annual base salary, established upon his February 4, 2008 hire date, was $200,000 for the period February 2008 to present. The Vice President of Business Development's annual base salary was primarily determined by the comparable base salaries of similar executives within our marketplace and previous work experience. On April 16, 2008, the Vice President of Business Development was appointed to Chief Financial Officer upon resignation of our past CFO. The Vice President and Chief Operations Officer's annual base salary, established upon his August 4, 2008 hire date, was $205,000 for the period August 2008 to present. The Vice President and Chief Operations Officer's annual base salary was primarily determined by the comparable base salaries of similar executives within our marketplace and previous work experience. Base salaries for our four named executive officers are to be addressed at the compensation committee meeting to be held in March 2009.

Annual Incentive Cash Bonus

        As one way of accomplishing its compensation objectives, the compensation committee of the general partner rewards executive officers for their contribution to our financial and operational success through the award of discretionary annual incentive cash bonuses intended to encourage the attainment of strategic, operational and financial goals and for individual performance measures. The compensation committee approves the annual incentive award, if any, for the CEO, and for each officer below the CEO level based on the CEO's recommendations.

        While target bonuses are initially set at 50% of base salaries, the compensation committee has broad discretion to retain, reduce or increase the award amounts when making its final bonus determinations in March. The awards are also contingent on the executive officer's continued employment with the Partnership at the time of the award in March. Further, bonuses (similar to other elements of the compensation provided to the executive officers) are not based on a prescribed formula or pre-determined goals or performance targets but rather have been determined on a subjective basis and generally have been based on a subjective evaluation of individual, company and industry performance. The compensation committee believes that this approach to assessing performance results in more comprehensive evaluation and fairer compensation decisions.

        From an enterprise-wide perspective and industry perspective, the compensation committee recognized the following factors during its March 2008 meeting (without assigning any particular weighting to any factor):

  •
  financial performance for the prior fiscal year, including EBITDA and distributions, in comparison to guidance provided to the marketplace during the prior fiscal year;

  •
  operating performance for the prior fiscal year, including inlet natural gas volumes, natural gas sales volumes and NGL sales volumes, in comparison to the prior fiscal year's actual results;

  •
  distribution performance for the prior fiscal year compared to the peer group;

  •
  unitholder total return for the prior fiscal year compared to the peer group; and

  •
  competitive compensation data of executive officers in the peer group.

        These factors were selected as the most appropriate measures upon which to base the annual incentive cash bonus decisions because they will most directly result in long-term value to our unitholders.

        The personal performance criteria considered by the compensation committee during its March 2008 meeting related to factors unique to the individual executive officer, including, for example:

  •
  each executive officer's performance evaluation based upon responsibilities unique to each executive officer and leadership/management competencies applicable to all executive officers;

  •
  length of service with the Partnership; and

  •
  the scope, level of expertise and experience required for the executive officer's position.

        These factors were selected as the most appropriate measures upon which to base the annual incentive cash bonus decisions because they help to align individual compensation with competency and contribution.

        EBITDA, distributions per unit, inlet natural gas volumes, natural gas sales, and NGL sales increased approximately 23%, 21%, 40% and 10%, respectively in 2007 as compared to 2006. Our unitholder total return for 2007 was approximately -2% compared to the median for our marketplace of approximately 15%. Discretionary cash bonuses were awarded in March 2008 to our CEO, past CFO, and the Vice President of Operations and Engineering (now our Vice President—Chief

Commercial Officer) in the amounts of $150,000, $125,000 and $95,000, respectively, representing approximately 58%, 102% and 72% of the median incentive cash bonuses for such positions within our marketplace for 2006. The past Vice President of Business Development received a discretionary cash bonus of $42,000 in March 2008. Discretionary cash bonuses for our four named executive officers are to be addressed at the compensation committee meeting to be held in March 2009.

Long-Term Incentive Compensation

        Our general partner, Hiland Partners GP, LLC adopted the Hiland Partners, LP Long-Term Incentive Plan for its employees and directors of our general partner and employees of its affiliates. The compensation plan is administered by the compensation committee of our general partner's board of directors and will continue in effect until the earliest of (i) the date determined by the board of directors of our general partner; (ii) the date that common units are no longer available for payment of awards under the plan; or (iii) the tenth anniversary of the plan.

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

        Initially, based on comparable options granted to executives of similar midstream and pipeline master limited partnerships at their respective initial public offerings, the past CEO recommended to the chairman of the board the number of options to be granted to executive officers and key employees at our initial public offering in February 2005. In November 2005, the compensation committee approved 15,000 and 13,000 unit options to be granted to our Vice President of Operations and Engineering (now our Vice President—Chief Commercial Officer) and our past Vice President of Business Development, respectively, on their hire dates in early 2006. In November 2006, the compensation committee approved 3,000 restricted units to be granted to the Vice President of Operations and Engineering (now our Vice President—Chief Commercial Officer) and 2,000 restricted units to be granted to key employees.

        In June 2007, the compensation committee approved 10,000 phantom units to be granted to our current CEO. In November 2007, the compensation committee approved 5,000 phantom units to be granted to the past CFO, 5,000 phantom units to be granted to the Vice President of Operations and Engineering (now our Vice President—Chief Commercial Officer) and 21,825 phantom units to be granted to key employees. In December 2007, our CEO awarded 1,000 phantom units to a key employee. The compensation committee approved 7,500 phantom units to be granted to our Vice President of Business Development (now our Chief Financial Officer) in February 2008 and approved 7,500 phantom units to be granted to our Vice President—Chief Operations Officer in July 2008. Additionally in 2008, our CEO approved a total of 7,300 phantom units to be granted to four key employees.

Employment, Change in Control and Salary Continuation Agreements

        No employment agreements exist with any employee of our general partner.

        Change in control agreements exist only with respect to all unexercised unit options, restricted units and phantom units held by employees and directors of our general partner which in the event of any of the following change of control events become fully vested and exercisable. A change of control generally shall be deemed to occur upon the occurrence of one or more of the following events: (i) any sale, lease, exchange or other transfer or disposition of all or substantially all of the assets of the Partnership to any party not affiliated with the Partnership and/or any of our affiliates; (ii) the consolidation, reorganization, merger or other transaction pursuant to which more than 50% of the combined voting power of the outstanding equity interests in the Partnership cease to be directly or indirectly owned by our current majority owner group or their affiliate; or (iii) our general partner ceases to be the general partner of the Partnership. If a qualifying change in control event had occurred as of December 31, 2008, the estimated value of payments and benefits that would inure to the benefit of the executive officers and directors as a group would have been approximately $0.2 million.

        Our general partner currently has no salary continuation agreement, or agreement having similar effect, in place with any employee of our general partner other than the change in control agreements described above.

Summary Compensation Table

        The following table sets forth information regarding compensation earned by our CEO, our CFO and three other most highly compensated executive officers employed in 2008, 2007 and 2006:

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long-Term Compensation
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Unit Awards ($)(3)	Option Awards ($)(4)	All Other Compensation ($)	Total ($)
Joseph Griffin—	2008	$290,000	$150,000	$208,690	$—	$12,000	$660,690
President and Chief Executive Officer	2007	$144,731	$40,000	$154,426	$—	$31,667	$370,824
Matthew Harrison— Vice President—Finance, Secretary and Chief Financial Officer	2008	$173,077	$5,000	$182,976	$—	$88,847	$449,900
Robert Shain—	2008	$205,385	$95,000	$150,629	$—	$11,019	$462,033
Vice President Chief Commercial	2007	$184,961	$88,000	$95,217	$20,559	$9,154	$397,891
Officer	2006	$126,151	$40,000	$4,071	$27,858	$69,950	$268,030
Kent Christopherson— Vice President Chief Operating Officer	2008	$75,692	$40,000	$61,425	$—	$76,246	$253,363
Ken Maples—	2008	$95,531	$125,000	$—	$—	$4,995	$225,526
Past Vice President—Finance,	2007	$229,808	$113,750	$17,306	$11,838	$11,250	$383,952
Secretary and Chief Financial Officer	2006	$195,385	$55,000	$—	$32,834	$9,701	$292,920
Ron Hill—	2007	$166,211	$51,000	$2,855	$17,792	$8,250	$246,108
Past Vice President of Business Development	2006	$147,692	$—	$—	$37,624	$3,173	$188,489
Randy Moeder—	2007	$106,338	$130,000	$—	$29,342	$5,871	$271,551
Past President and Chief Executive Officer	2006	$234,693	$85,000	$—	$52,534	$11,000	$383,227
Clint Duty— Past Vice President of Operations and Engineering	2006	$46,577	$—	$—	$12,325	$2,598	$61,500

(1)
Salary includes base salary and payment in respect of accrued vacation, holidays and sick days. Mr. Christopherson was appointed Vice President—Chief Operations Officer on August 7, 2008. Mr. Harrison was appointed Vice President of Business Development on February 4, 2008 and was later appointed Vice President—Finance, Secretary, Chief Financial Officer and director on April 5, 2008. Mr. Griffin was appointed President, Chief Executive Officer and director on June 19, 2007. Mr. Hill was reassigned in January 2008. Mr. Moeder left our employment in April 2007 and Mr. Duty left our employment in April 2006. Salaries for our CEO and CFO are allocated between us and Hiland Holdings for each of the years presented. Generally, salaries allocated to us represent 5% of total salaries and the remaining 95% is allocated to Hiland Partners.

(2)
Bonuses paid in 2008 to Messrs. Griffin, Maples and Shain were awarded in March 2008. Bonuses paid in 2007 were awarded in March 2007. Bonuses paid in 2006 to Mr. Moeder and Mr. Maples were awarded in March 2006. Mr. Christopherson and Mr. Harrison were awarded sign on bonuses of $40,000 and $5,000, respectively, on their respective dates of hire in 2008 and Mr. Griffin and Mr. Shain were each awarded a sign on bonus of $40,000 on their respective dates of hire in 2007and 2006.

(3)
Mr. Christopherson was awarded 7,500 phantom units on August 7, 2008, which vest equally on the anniversary of the grant date over a four year period. Mr. Harrison was awarded 7,500 phantom units on February 4, 2008, which vest equally on the anniversary of the grant date over a three year period. Mr. Griffin was awarded 10,000 phantom units on June 19, 2007, which vest equally on the anniversary of the grant date over a four year period. Periodic distributions on Messrs. Christopherson, Harrison and Griffin's phantom units are held in trust by our general partner until the units vest. On November 6, 2007 Messrs. Maples, Shain and Hill were awarded phantom units that also vest equally on the anniversary of the grant date over a four year period, but do not accumulate distributions. Mr. Maples forfeited 5,000 phantom units when he resigned on April 4, 2008. Mr. Shain was awarded 3,000 restricted units on November 10, 2006. Mr. Shain's restricted units vest in quarterly increments on the anniversary of the grant date over a period of four years and periodic distributions are held in trust by our general partner until the units vest.

(4)
Mr. Moeder, Mr. Maples and Mr. Duty were granted 32,000, 20,000 and 20,000 unit options, respectively, at an exercise price of $22.50 per unit on February 10, 2005. The grant date fair value of $5.11 per unit was determined in accordance with FAS 123R using the American Binomial option-pricing model. Mr. Duty forfeited his remaining unvested 13,333 unit options when he left our employment. Mr. Hill was hired on January 5, 2006 and was awarded 13,000 unit options at a per unit exercise price of $38.72 with a grant date fair value of $4.82 per unit. Mr. Shain was hired on March 20, 2006 and was awarded 15,000 unit options at a per unit exercise price of $40.70 with a grant date fair value of $3.91 per unit. The exercise price of the options granted equaled the market price of the units on the grant date. The fair value of each option granted, as determined in accordance with SFAS 123R, was estimated on the date of grant using the American Binomial option-pricing model. All unit options vest over a three-year period beginning on their respective date of grant.

(5)
All other compensation includes our discretionary contributions to our defined contribution retirement plan under which we make contributions to the plan based on a percentage of eligible employees' compensation. Additionally, in 2008, we paid relocation expenses of $75,965 for Mr. Christopherson and $85,113 for Mr. Harrison. In 2007, we paid relocation expenses of $31,667 for Mr. Griffin and in 2006, $68,104 for Mr. Shain.

Hiland Partners-Grants of Plan Based Awards

        The following table provides information regarding Hiland Partners unit options and restricted and phantom units awarded in 2008:

GRANTS OF PLAN BASED AWARDS

Name	Grant Date	All Other Unit Awards: Number of Units (#)	Base Price of Unit Awards ($/Unit)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Unit)	Grant Date Fair Value of Option Awards ($/Unit)
Mr. Harrison	2/4/2008	7,500	$49.45	—	—	—
Mr. Christopherson	8/7/2008	7,500	$43.87	—	—	—

        Mr. Christopherson was awarded 7,500 phantom units on August 7, 2008, which vest in equal annual installments on the anniversary of the grant date over a four year period. Mr. Harrison was awarded 7,500 phantom units on February 4, 2008, which vest in equal annual installments on the anniversary of the grant date over a three year period. Quarterly distributions on the phantom units awarded to Mr. Harrison and Mr. Christopherson are held in trust by our general partner until the units vest, at which time they are distributed to the award recipient.

Hiland Partners-Outstanding Equity Awards at Fiscal Year-End Table

        The following table provides information regarding Hiland Partners outstanding awards that have been granted to our executive officers as of December 31, 2008, but the ultimate outcomes of which have not been realized:

OUTSTANDING EQUITY AWARDS AS FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Restricted and Phantom Units That Have Not Vested (#)	Market Value of Units and Options That Have Not Vested ($)
Mr. Griffin(1)	—	—	—	—	7,500	$38,475
Mr. Harrison(2)	—	—	—	—	7,500	$38,475
Mr. Shain(3)	10,000	5,000	$40.70	03/20/16	5,250	$26,933
Mr. Christopherson(4)	—	—	—	—	7,500	$38,475

(1)
Mr. Griffin's phantom units vest in equal annual increments over three years from his first anniversary date of June 19, 2008.

(2)
Mr. Harrison's phantom units vest in equal annual increments over three years from his February 4, 2008 grant date.

(3)
Mr. Shain's 15,000 unit options awarded on March 20, 2006 vest in one-third annual increments. Mr. Shain's 3,750 phantom units vest in equal annual increments over three years from his first anniversary date of November 6, 2008 and 1,500 of his 3,000 restricted units granted on November 10, 2006 vest in equal annual increments over a two year remaining period beginning on November 10, 2008.

(4)
Mr. Christopherson's phantom units vest in equal annual increments over four years from his August 7, 2008 grant date.

Hiland Partners-Option Exercises and Units Vested Table

        The table presented below provides information of the values realized upon the exercise of options and the vesting of restricted and phantom units of our executive officers during 2008 based on the difference between the market price of the underlying units at exercise and the exercise or base price of the unit options:

OPTION EXERCISES AND UNITS VESTED

	Option Awards		Unit Awards
Name	Number of Units Acquired on Exercise (#)	Value Realized Upon Exercise ($)	Number of Units Acquired on Vesting (#)	Value Realized Upon Vesting ($)
Mr. Griffin	—	—	1,807	$132,775
Mr. Shain	—	—	1,582	$50,883

        On June 19, 2008, 2,500 of the 10,000 phantom units awarded to Mr. Griffin on June 19, 2007 vested. Upon vesting, Mr. Griffin elected to redeem 693 units in cash. On November 6, 2008, 1,250 of the 5,000 phantom units awarded to Mr. Shain on November 6, 2007 vested. Upon vesting, Mr. Shain elected to redeem 418 units in cash. On November 10, 2008, 750 of the restricted units awarded to Mr. Shain on November 10, 2006 vested.

Hiland Partners GP Holdings, LLC-Director Compensation

        Mr. Harold Hamm, the chairman of the board of directors of our general partner and a non-employee director, received no form of director compensation. Mr. Griffin, our CEO and Mr. Harrison our CFO, who are employees of our general partner, are also non-compensated members of the board of directors of our general partner. Mr. Maples, our past CFO was also a non-compensated member of the board of directors of our general partner. The table below shows the total compensation paid in 2008 to each of our current non-employee directors:

DIRECTOR COMPENSATION

Name	Annual Base Fee(1) ($)	Committee Fees ($)	Restricted Unit Awards(2) ($)	Restricted Unit Distributions(3) ($)	Total ($)
Michael L. Greenwood	$31,000	$9,000	$15,555	$1,127	$56,682
Edward D. Doherty	$31,000	$4,000	$15,555	$1,127	$51,682
Rayford T. Reid	$31,000	$3,000	$15,555	$1,127	$50,682
Shelby E. Odell(4)	$31,000	$4,000	$15,555	$1,127	$51,682
Dr. Cheryl L. Evans	$31,000	$2,000	$15,555	$1,127	$49,682
Dr. Bobby B. Lyle	$31,000	$7,500	$15,555	$1,127	$55,182

(1)
Includes an annual base fee of $25,000 per director plus $1,500 per director for each quarterly board of directors meeting attended.

(2)
The value shown is the number of restricted units granted in 2008 times the closing price of our units on the day of grant. The value given does not reflect a reduction for the fact that the shares are subject to potential forfeiture in the event the director leaves the board before the four-year vesting period. All six non-employee directors each received 1,000 restricted units each on their anniversary date.

(3)
Represents the aggregate cash distributions paid at the time the units vested on all restricted units held by the director.

(4)
Shelby Odell resigned from the board of directors of our general partner on January 21, 2009 so that he would be eligible to serve as a member of the conflicts committee of the board of directors of Hiland Partners' general partner.

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

Reimbursement of Expenses of Our General Partner

        Our general partner will not receive any management fee or other compensation for its management of our partnership. Our general partner and its affiliates will be reimbursed for all expenses incurred on our behalf. These expenses include the cost of employee, officer and director compensation benefits properly allocable to our partnership and all other expenses necessary or appropriate to the conduct of our business and allocable to us. The partnership agreement provides that our general partner will determine the expenses that are allocable to us in any reasonable manner determined by our general partner in its discretion. There is no cap on the amount that may be paid or reimbursed to our general partner for compensation or expenses incurred on our behalf. CLR currently provides us with certain general and administration services. For a description of these services, please read "Certain Relationships and Related Party Transactions—Agreements with Harold Hamm and His Affiliates—Omnibus Agreement—Services." In the omnibus agreement, CLR agreed to continue to provide these services to us for two years after our initial public offering, at the lower of CLR's cost to provide the services or $50,000 per year. During the third quarter of 2006, we hired a director of information technology and a director of human resources and transitioned these services away from CLR. The remainder of general and administration services provided by CLR under this agreement expired on February 15, 2007.

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

        Unit Option Grant Agreement.    As of January 1, 2009, Hiland Partners has outstanding unit options to employees, officers and directors of its general partner to purchase an aggregate of 33,336 common units with a weighted average exercise price of $37.92. No unit options were granted in 2008 or 2007. Under the unit option grant agreements, the options vest and may be exercised in one third increments on the anniversary of the grant date over a period of three years. In addition, the unit options will vest and become exercisable, subject to certain conditions, upon the occurrence of any of the following

  •
  the grantee becomes disabled;

  •
  the grantee dies;

  •
  the grantee's employment is terminated other than for cause; and

  •
  upon a change of control of the Partnership.

        Of the 75,041 outstanding unit options at January 1, 2008, 40,705 were exercised in 2008, resulting in cash contributions to Hiland Partners of $1.1 million and 1,000 unit options were forfeited. Of the remaining 33,336 outstanding unit options at December 31, 2008, 24,002 were exercisable. On January 5, 2009, the 4,334 unit options granted on January 5, 2006 vested, and on March 20, 2009, the final 5,000 unit options will vest.

Compensation Committee Interlocks and Insider Participation

        Harold Hamm serves as the chairman of our Compensation Committee. Mr. Hamm controls CLR, and the required disclosure concerning related party transactions involving Mr. Hamm, Continental Resources Inc and us are set forth below. Other members of the compensation committee include Mr. Rayford T. Reid and Dr. Bobby B Lyle.

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

        As required by applicable regulations of the Securities and Exchange Commission, the compensation committee reviewed and discussed with management the compensation discussion and analysis contained in this Annual Report on Form 10-K. Based on the reviews and discussions referred to above, the compensation committee recommended to the Board of Directors of Hiland Partners GP Holdings, LLC that the compensation discussion and analysis be included in the Annual Report on Form 10-K for the year ended December 31, 2008 for filing with the SEC.

        Respectively submitted on March 5, 2009 by the members of the compensation committee of the Board of Directors of Hiland Partners GP Holdings, LLC:

Harold Hamm, Chairman
Rayford T. Reid
Dr. Bobby B Lyle

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

        Beneficial Ownership of Hiland Holdings GP, LP.    The following table sets forth the beneficial ownership of units of Hiland Holdings GP, LP as of March 5, 2009 held by each person who beneficially owns 5% or more of the then outstanding units and all of the directors, named executive officers, and directors and executive officers as a group of Hiland Holdings GP, LP.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Harold Hamm(2)	7,752,184	35.9%
Harold Hamm DST Trust(2)	3,232,346	15.0%
Harold Hamm HJ Trust(2)	2,153,522	10.0%
Joseph L. Griffin(1)	—	*
Matthew S. Harrison(1)	—	*
Robert W. Shain(1)	—	*
Kent C. Christopherson(1)	—	*
Michael L. Greenwood(3)	4,000	*
Edward D. Doherty(3)	4,500	*
Rayford T. Reid(3)	29,000	*
Shelby E. Odell(3)	9,000	*
Dr. Cheryl L. Evans(3)	4,500	*
Dr. Bobby B. Lyle(3)	63,904	*
Swank Capital, LLC(4)	1,962,285	9.1%
Kayne Anderson Capital Advisors, L.P.(5)	1,166,036	5.4%
All directors and executive officers as a group	7,867,088	36.4%

    *
    Less than 1%.

    (1)
    The address of each person listed above is 205 West Maple, Suite 1100, Enid, Oklahoma 73701, except for the Harold Hamm DST Trust and the Harold Hamm HJ Trust, which Mr. Bert Mackie is the trustee for both trusts and his address is 302 N. Independence, Enid, Oklahoma 73701.

    (2)
    Harold Hamm, the Harold Hamm DST Trust and the Harold Hamm HJ Trust have a 90.7%, 5.6% and a 3.7% ownership interest, respectively, in Continental Gas Holdings, Inc., which beneficially owns 8,481,350 common units. The units held by Continental Gas Holdings, Inc. are reported in this table as beneficially owned by Mr. Hamm, the Harold Hamm DST Trust and the Harold Hamm HJ Trust in proportion to their respective ownership interest in Continental Gas Holdings, Inc. The address of Continental Gas Holdings, Inc. is 205 West Maple, Suite 1100, Enid, Oklahoma 73701.

    (3)
    1,000, 750 and 1,000 of the indicated common units are restricted units that vest on the anniversary of each grant date over periods of two, three and four years, respectively.

    (4)
    Represents holdings as of December 31, 2008 as reported on Schedule 13G filed on February 17, 2009. The address of this person is 3300 Oak Lawn Avenue, Suite 650, Dallas, TX 75219.

    (5)
    Represents holdings as of December 31, 2008 as reported on Schedule 13G filed on February 9, 2009. The address of this person is 1800 Avenue of the Stars, Second Floor, Los Angeles, CA 90067.

        Beneficial Ownership of Hiland Partners, LP.    The following table sets forth the beneficial ownership of Hiland Partners units as of March 5, 2009 held by each person who beneficially owns 5% or more of the then outstanding units and all of the directors, named executive officers, and directors and executive officers as a group of its general partner.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinate Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Units Beneficially Owned
Harold Hamm(1)(2)(3)	2,321,471	36.8%	3,060,000	100.0%	57.4%
Hiland Holdings GP, LP(1)(3)	2,321,471	36.8%	3,060,000	100.0%	57.4%
Joseph L. Griffin(1)	1,807	*	—	—	*
Matthew S. Harrison(1)	2,500	*	—	—	*
Robert W. Shain(1)(4)	18,832	*	—	—	*
Kent C. Christopherson(1)	—	*	—	—	*
Michael L. Greenwood(1)(2)(5)	13,291	*	—	—	*
Edward D. Doherty(1)(2)(5)	5,000	*	—	—	*
Rayford T. Reid(1)(2)(5)	11,818	*	—	—	*
Shelby E. Odell(1)(2)(5)	15,000	*	—	—	*
John T. McNabb, II(1)(6)	4,000	*	—	—	*
Dr. David L. Boren(1)(6)	4,000	*	—	—	*
Kayne Anderson Capital Advisors, L.P.(7)	686,439	10.9%	—	—	7.3%
All directors and executive officers as a group	2,397,719	38.0%	3,060,000	100.0%	58.3%

*
Less than 1%.

(1)
The address of this person is 205 West Maple, Suite 1100, Enid, Oklahoma 73701.

(2)
These individuals each hold an ownership interest in Hiland Holdings GP, LP as indicated in the following table.

(3)
Mr. Hamm indirectly owns 100% of Hiland Partners GP Holdings, LLC, the general partner of Hiland Holdings GP, LP. Accordingly, Mr. Hamm is deemed to be the beneficial owner of the 2,321,471 common units and 3,060,000 subordinated units held by Hiland Holdings GP, LP.

(4)
1,500 of the indicated common units are restricted units that vest on the anniversary of the grant date over a period of three years and 15,000 of these units underly unit options and are deemed to be outstanding pursuant to Rule 13d-3.

(5)
500, 500, 750 and 1,000 of the indicated common units are restricted units that vest on the anniversary of each grant date over periods of one, two, three and four years, respectively.

(6)
1,000, 750 and 1,000 of the indicated common units are restricted units that vest on the anniversary of each grant date over periods of two, three and four years, respectively.

(7)
Represents holdings as of December 31, 2008 as reported on Schedule 13G filed on February 11, 2009. The address of this person is 1800 Avenue of the Stars, Second Floor, Los Angeles, CA 90067.

        Beneficial Ownership of Hiland Partners' General Partner Interest.    Hiland Holdings GP, LP owns all of the 2% general partner interest, all of the incentive distributions rights, 2,321,471 of Hiland Partners common units and 3,060,000 of Hiland Partners' subordinated units.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        For a discussion of director independence, see Item 10. "Directors and Executive Officers of the Registrant."

        Harold Hamm, the Harold Hamm DST Trust and the Harold Hamm HJ Trust own 60.8% of Hiland Holdings GP, LP, who owns all of the 2% general partner interest and all of the incentive distributions rights of Hiland Partners GP. LLC and 2,311,471 of Hiland Partners common units and 3,060,000 of Hiland Partners subordinated units. Mr. Harold Hamm owns 72.8% of the ownership interest of Continental Resources, Inc. Since its inception in 1967, Mr. Hamm has served as Chief Executive Officer and a director of Continental Resources, Inc. and currently serves as Chairman of the Board of Directors and Chief Executive Officer.

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

  •
  Hiland Partners' two-year exclusive option to purchase the Bakken gathering system owned by Hiland Partners, LLC; and

  •
  for a two-year period, CLR will provide certain general and administrative services.

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

Contracts with CLR

Compression Services Agreement

        In connection with Hiland Partners' initial public offering, they entered into a four-year compression services agreement with CLR as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Hiland Partners' Contracts—Compression Services Agreement." For the year ended December 31, 2008, Hiland Partners received revenues of $4.8 million from CLR under this arrangement.

Gas Purchase Contracts

        Hiland Partners purchases natural gas and NGLs from CLR and its affiliates. Hiland Partners purchased natural gas and NGLs from CLR and its affiliates in the amount of approximately $116.7 million for the year ended December 31, 2008.

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

Other Agreements

        Historically, Hiland Partners predecessor and Hiland Partners, LLC have contracted for down hole well services, fluid supply and oil field services from businesses in which Harold Hamm and members of his family have historically owned equity interests. Mr. Hamm and members of his family sold these businesses to Complete Production Services, Inc. in October 2004. Mr. Hamm is currently a director and stockholder of Complete Production Services. Payments made for these services were $463,000 during the year ended December 31, 2008. Hiland Partners has continued to obtain services from these companies following the completion of its initial public offering. Based on various bids received by its general partner from unaffiliated third parties, its general partner believes that amounts paid for these services are comparable to amounts which would be charged by an unaffiliated third party.

        We lease office space under operating leases from an entity wholly owned by Harold Hamm. Rents paid under these leases totaled approximately $157,000 for the year ended December 31, 2008. These rates are consistent with the rates charged to other non-affiliated tenants in the building which we office.

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

Item 14.    Principal Accountant Fees and Services

        Our audit committee has adopted an audit committee charter, which is available on our website at www.hilandpartners.com. The charter requires our audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. Our audit committee ratified Grant Thornton LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounts of Hiland Holdings GP, LP for the year ended December 31, 2007. Audit fees paid to Grant Thornton LLP in 2008 include fees for our annual integrated audit, review of documents filed with the Securities and Exchange Commission and review of our quarterly reports on Form 10-Q. Tax fees include tax compliance matters. Fees paid in 2007 to Grant Thornton LLP for audit services included fees associated with our annual integrated audit, review of documents filed with the Securities and Exchange Commission and reviews of our quarterly reports on Form 10-Q. Tax fees paid to Grant Thornton LLP are for tax compliance and acquisition matters. Fees paid to Grant Thornton LLP for the periods indicated are as follows:

	2008	2007
Audit Fees	$121,000	$125,000
Audit Related Fees	—	—
Tax Fees	92,000	85,000
All Other Fees	—	—

Total	$213,000	$210,000

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
3.1	Certificate of Limited Partnership of Hiland Holdings GP, LP (incorporated by reference to Exhibit 3.1 of Registrant's Statement on Form S-1 (File No. 333-134491))
3.2	Amended and Restated Agreement of Limited Partnership of Hiland Holdings GP, LP (incorporated by reference to Exhibit 3.1 of Registrant's Form 10-Q filed on November 13, 2006)
3.3	Certificate of Formation of Hiland Partners GP Holdings, LLC (incorporated by reference to Exhibit 3.3 of Registrant's Statement on Form S-1 (File No. 333-134491))
3.4	Amended and Restated Limited Liability Company Agreement of Hiland Partners GP Holdings, LLC (incorporated by reference to Exhibit 3.2 of Registrant's Form 10-Q filed on November 13, 2006)
4.1	Certificate of Limited Partnership of Hiland Holdings GP, LP (incorporated by reference to Exhibit 3.1 of Registrant's Statement on Form S-1 (File No. 333-134491))

Exhibit Number	Description
4.2	Amended and Restated Agreement of Limited Partnership of Hiland Holdings GP, LP (incorporated by reference to Exhibit 3.1 of Registrant's Form 10-Q filed on November 13, 2006)
4.3	Certificate of Formation of Hiland Partners GP Holdings, LLC (incorporated by reference to Exhibit 3.3 of Registrant's Statement on Form S-1 (File No. 333-134491))
4.4	Amended and Restated Limited Liability Company Agreement of Hiland Partners GP Holdings, LLC (incorporated by reference to Exhibit 3.2 of Registrant's Form 10-Q filed on November 13, 2006)
10.1
Credit Agreement dated as of February 15, 2005 among Hiland Operating, LLC and MidFirst Bank (incorporated by reference to Exhibit 10.1 of Hiland Partners, LP's annual report on Form 10-K filed on March 30, 2005)
10.2+	Hiland Partners, LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of Hiland Partners, LP's Registration Statement on Form S-1 (File No. 333-119908))
10.3
Compression Services Agreement, effective as of January 28, 2005, by and among Hiland Partners, LP and CLR (incorporated by reference to Exhibit 10.3 of Hiland Partners, LP's annual report on Form 10-K filed on March 30, 2005)
10.4
Gas Purchase Contract between CLR and Continental Gas, Inc. dated as of August 1, 1999 (incorporated by reference to Exhibit 10.5 of Hiland Partners, LP's Registration Statement or Form S-1 (File No. 333-119908))
10.5†
Gas Purchase Contract between Chesapeake Energy Marketing, Inc. and Continental Gas, Inc. (incorporated by reference to Exhibit 10.5 of Hiland Partners, LP's Registration Statement or Form S-1 (File No. 333-119908))
10.6†
Gas Purchase Contract between Magic Circle Energy Corporation and Magic Circle Gas (incorporated by reference to Exhibit 10.6 of Hiland Partners, LP's Registration Statement on Form S-1 (File No. 333-119908))
10.7†
Gas Purchase Contract between Range Resources Corporation and Continental Gas, Inc. (incorporated by reference to Exhibit 10.7 of Hiland Partners, LP's Registration Statement on Form S-1 (File No. 333-119908))
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

Exhibit Number	Description
10.13	Gas Purchase Agreement among Hiland Partners, LP and CLR dated November 8, 2005 (incorporated by reference to Exhibit 10.1 of Hiland Partners, LP's form 8-K filed on November 10, 2005)
10.14+	Form of Hiland Holdings GP, LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 of Registrant's Statement on Form S-1 (File No. 333-134491))
10.15	Credit Agreement dated as of May 1, 2006 between Hiland Partners GP, LLC and Midfirst Bank (incorporated by reference to Exhibit 10.15 of Registrant's Statement on Form S-1 (File No. 333-134491))
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

Exhibit Number		Description
10.28		Compensation of Conflicts Committee Members
19.1		Code of Ethics for Chief Executive Officer and Senior Finance Officers (incorporated by reference to Exhibit 19.1 of Registrant's annual report on Form 10-K filed on March 20, 2007)
21.1		List of Subsidiaries of Hiland Holdings GP, LP (incorporated by reference to Exhibit 21.1 of Registrant's Statement on Form S-1 (File No. 333-134491))
31.1	—	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

+
Denotes a management contract or compensatory plan or arrangement.

†
Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Enid, Oklahoma, on the 9th day of March, 2009.

HILAND HOLDINGS GP, LP
By:	Hiland Partners GP Holdings, LLC, its general partner
By:	/s/ JOSEPH L. GRIFFIN Joseph L. Griffin Chief Executive Officer, President and Director (principal executive officer)
By:	/s/ MATTHEW S. HARRISON Matthew S. Harrison Chief Financial Officer, Vice President—Finance, Secretary and Director (principal financial and accounting officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 9th day of March, 2009.

Signature	Title

/s/ HAROLD HAMM Harold Hamm	Chairman of the Board
/s/ JOSEPH L. GRIFFIN Joseph L. Griffin	Chief Executive Officer, President and Director
/s/ MATTHEW S. HARRISON Matthew S. Harrison	Chief Financial Officer, Vice President—Finance, Secretary and Director
/s/ MICHAEL L. GREENWOOD Michael L. Greenwood	Director
/s/ EDWARD D. DOHERTY Edward D. Doherty	Director

Signature	Title

/s/ RAYFORD T. REID Rayford T. Reid	Director
/s/ DR. CHERYL L. EVANS Dr. Cheryl L. Evans	Director
/s/ DR. BOBBY B. LYLE Dr. Bobby B. Lyle	Director

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a—15(f) and 15d—15(f) under the Securities and Exchange Act of 1934). Our internal control over financial reporting is a process designed by management, under the supervision of the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America, and includes those policies and procedures that:

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

        Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

        Grant Thornton LLP, the independent registered accounting firm who audited the consolidated financial statements included in this Annual Report, has issued a report on our internal control over financial reporting. This report, dated March 9, 2009, appears on page F-3.

/s/ JOSEPH L. GRIFFIN Joseph L. Griffin Chief Executive Officer March 9, 2009
/s/ MATTHEW S. HARRISON Matthew S. Harrison Chief Financial Officer March 9, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors
Hiland Partners GP Holdings, LLC

        We have audited internal control over financial reporting of Hiland Holdings GP, LP and subsidiaries (the Partnership) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

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

        In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Partnership as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, and changes in owners' equity and comprehensive income for each of the three years in the period ended December 31, 2008 and our report dated March 9, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 9, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors
Hiland Partners GP Holdings, LLC

        We have audited the accompanying consolidated balance sheets of Hiland Holdings GP, LP and subsidiaries (the Partnership) as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, and changes in owner's equity and comprehensive income for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hiland Holdings GP, LP and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 9, 2009

HILAND HOLDINGS GP, LP

Consolidated Balance Sheets

	December 31, 2008	December 31, 2007
	(in thousands, except unit amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,733	$10,602
Accounts receivable:
Trade—net of allowance for doubtful accounts of $304 in 2008	23,864	31,842
Affiliates	2,346	1,178

	26,210	33,020
Fair value of derivative assets	6,851	2,718
Other current assets	1,936	1,420

Total current assets	36,730	47,760
Property and equipment, net	349,159	323,073
Intangibles, net	40,780	46,937
Fair value of derivative assets	7,141	418
Other assets, net	1,750	2,098

Total assets	$435,560	$420,286

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Accounts payable	$22,833	$24,713
Accounts payable-affiliates	7,823	7,957
Fair value of derivative liabilities	1,439	8,238
Accrued liabilities and other	3,168	2,075

Total current liabilities	35,263	42,983
Commitments and contingencies (Note 10)
Long-term debt	256,466	226,459
Fair value of derivative liabilities	—	141
Asset retirement obligations	2,483	2,159
Minority interests	125,851	126,409
Partners' equity
Common unitholders (21,607,500 and 21,603,000 units issued and outstanding at December 31, 2008 and December 31, 2007, respectively)	12,386	25,560
Accumulated other comprehensive income (loss)	3,111	(3,425)

Total partners' equity	15,497	22,135

Total liabilities and partners' equity	$435,560	$420,286

The accompanying notes are an integral part of these consolidated financial statements.

HILAND HOLDINGS GP, LP

Consolidated Statements of Operations

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except per unit amounts)
Revenues:
Midstream operations
Third parties	$371,686	$269,769	$210,732
Affiliates	11,494	3,455	4,135
Compression services, affiliate	4,819	4,819	4,819

Total revenues	387,999	278,043	219,686

Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	159,906	135,134	105,884
Midstream purchases—affiliate (exclusive of items shown separately below)	116,694	60,078	50,309
Operations and maintenance	30,526	23,279	16,071
Depreciation, amortization and accretion	38,650	31,002	22,863
Bad debt	304	—	—
General and administrative	10,337	9,321	5,299

Total operating costs and expenses	356,417	258,814	200,426

Operating income	31,582	19,229	19,260

Other income (expense):
Interest and other income	357	445	323
Amortization of deferred loan costs	(663)	(499)	(513)
Interest expense	(13,674)	(11,371)	(6,543)

Other income (expense), net	(13,980)	(11,425)	(6,733)

Income before minority interest in income of Hiland Partners, LP	17,602	7,804	12,527
Minority interest in income of Hiland Partners, LP	(5,902)	(2,638)	(10,164)

Net income	11,700	5,166	2,363
Less income attributable to predecessor	—	—	(407)

Limited partners' interest in net income	$11,700	$5,166	$1,956

Net income per limited partners' unit—basic	$0.54	$0.24	$0.09

Net income per limited partners' unit—diluted	$0.54	$0.24	$0.09

Weighted average limited partners' units outstanding—basic	21,604	21,601	21,600

Weighted average limited partners' units outstanding—diluted	21,609	21,608	21,601

The accompanying notes are an integral part of these consolidated financial statements.

HILAND HOLDINGS GP, LP

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$11,700	$5,166	2,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,512	30,886	22,797
Accretion of asset retirement obligation	138	116	66
Amortization of deferred loan cost	663	499	513
Gain on derivative transactions	(6,834)	(373)	(113)
Unit based compensation	1,689	1,450	522
Bad debt	304	—	—
Decrease (increase) in other assets	60	—	(144)
Minority interest in income of Hiland Partners, LP	5,902	2,638	10,164
(Increase) decrease in current assets:
Accounts receivable—trade	7,674	(8,139)	(1,809)
Accounts receivable—affiliates	(863)	46	709
Other current assets	(516)	(475)	(550)
Increase (decrease) in current liabilities:
Accounts payable—trade	(5,791)	3,889	5,812
Accounts payable—affiliates	(438)	3,603	(2,175)
Accrued liabilities and other	284	73	321

Net cash provided by operating activities	52,484	39,379	38,476

Cash flows from investing activities:
Additions to property and equipment	(54,367)	(83,408)	(62,137)
Payments for businesses acquired, less cash received			(96,400)
Proceeds from disposals of property and equipment	25	—	111

Net cash used in investing activities	(54,342)	(83,408)	(158,426)

Cash flows from financing activities:
Proceeds from public offering-net of underwriter discount	—	—	139,617
Proceeds from long-term borrowings	41,350	74,100	148,534
Payments on long-term borrowings	(10,000)	—	(35,000)
Payments on capital lease obligations	(534)	(296)	—
Increase in deferred offering cost	(7)	(157)	(1,810)
Debt issuance costs	(369)	(501)	(1,280)
Cash distribution to controlling members for net assets of Hiland Partners, GP, LLC	—	—	(101,812)
Capital contributions	—	—	501
Proceeds from Hiland Partners, LP unit options exercise	1,021	1,035	1,284
General partner contribution for issuance of restricted common units	5	—	—
Proceeds from conversion of vested phantom units	3	—	—
Redemption of vested phantom units	(60)	—	—
Minority interest cash distributions to unitholders of Hiland Partners, LP	(13,395)	(11,423)	(22,745)
Cash distribution to members of Hiland Partners GP, LLC		—	(1,750)
Cash distribution to controlling members.		—	(1,053)
Cash distributions to unitholders	(25,025)	(18,696)	(285)

Net cash provided by financing activities	(7,011)	44,062	124,201

Increase (decrease) for the period	(8,869)	33	4,251
Beginning of period	10,602	10,569	6,318

End of period	$1,733	$10,602	$10,569

Supplementary information
Cash paid for interest, net of amounts capitalized	$13,467	$11,355	$6,408

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

HILAND HOLDINGS GP, LP

Consolidated Statement of Changes in Owners' Equity and Comprehensive Income (Loss)

(in thousands, except unit amounts)

	Predecessor Members' Equity	Common Units	Accumulated Other Comprehensive Income (loss)	Total	Total Comprehensive Income (loss)
Balance, January 1, 2006	$2,770	$—	$21	$2,791
Capital contributions	501	—	—	501
Cash distributions	(1,750)	—	—	(1,750)
Member compensation	24	—	—	24
Net income from January 1, 2006 through September 25, 2006	407	—	—	407	$407
Contribution of member interest in Hiland Partners GP, LLC	(1,952)	1,952	—	—
Proceeds from initial public offering, net of underwriter discount (8,050,000 common units)	—	139,617	—	139,617
Offering costs of initial public offering	—	(1,810)	—	(1,810)
Cash distribution to controlling members for contribution of units of Hiland Partners and member interest of Hiland Partners, LLC.	—	(101,812)	—	(101,812)
Cash distributions to controlling members	—	(1,053)	—	(1,053)
Periodic cash distributions	—	(285)	—	(285)
Issuance of 12,000 restricted common units	—	16	—	16
Unit based compensation	—	9	—	9
Other comprehensive income reclassified to income on closed derivative transactions	—	—	(2,111)	(2,111)	(2,111)
Change in fair value of derivatives	—	—	4,657	4,657	4,657
Net income	—	1,956	—	1,956	1,956

Comprehensive income					$4,909

Balance December 31, 2006	—	38,590	2,567	41,157
Periodic cash contributions	—	(18,696)	—	(18,696)
Unit based compensation	—	500	—	500
Other comprehensive income reclassified to income on closed derivative transactions	—	—	(1,056)	(1,056)	$(1,056)
Change in fair value of derivatives	—	—	(4,936)	(4,936)	(4,936)
Net income	—	5,166	—	5,166	5,166

Comprehensive income (loss)					$(826)

Balance December 31, 2007	—	25,560	(3,425)	22,135
Periodic cash contributions	—	(25,025)	—	(25,025)
Unit based compensation	—	151	—	151
Other comprehensive income reclassified to income on closed derivative transactions	—	—	1,806	1,806	$1,806
Change in fair value of derivatives	—	—	4,730	4,730	4,730
Net income	—	11,700	—	11,700	11,700

Comprehensive income					$18,236

Balance December 31, 2008	$—	$12,386	$3,111	$15,497

The accompanying notes are an integral part of this financial statement.

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

(in thousands, except unit information or unless otherwise noted)

Note 1: Organization, Basis of Presentation and Principles of Consolidation

Organization

        Unless the context requires otherwise, references to "we," "our," "us," "Hiland Holdings" or the "Partnership" are intended to mean the consolidated business and operations of Hiland Holdings GP, LP. References to "Hiland Partners" are intended to mean the consolidated business and operations of Hiland Partners, LP and its subsidiaries.

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

        Hiland Partners, a Delaware limited partnership, was formed in October 2004 to acquire and operate certain midstream natural gas plants, gathering systems and compression and water injection assets located in the states of Oklahoma, North Dakota, Wyoming, Texas and Mississippi that were previously owned by Continental Gas, Inc. (CGI) and Hiland Partners, LLC. Hiland Partners commenced operations on February 15, 2005, and concurrently with the completion of its initial public offering, CGI contributed a substantial portion of its net assets to Hiland Partners.

        CGI constitutes Hiland Partners' predecessor. The transfer of ownership of net assets from CGI to Hiland Partners represented a reorganization of entities under common control and was recorded at historical cost. Accordingly, the consolidated financial statements include the historical operations of CGI prior to the transfer to Hiland Partners. CGI was formed in 1990 as a wholly owned subsidiary of CLR.

        CGI operated in one segment, midstream, which involved the purchasing, gathering, compressing, dehydrating, treating, and processing of natural gas and fractionating and marketing of natural gas liquids, or NGLs. CGI historically has owned all of Hiland Partners' natural gas gathering, processing, treating and fractionation assets other than the Worland and Bakken gathering systems. Hiland Partners, LLC historically owned the Worland gathering system and compression services assets, which Hiland Partners acquired on February 15, 2005, and the Bakken gathering system. The net assets acquired by Hiland Partners on February 15, 2005 had a fair value of $48.6 million. Since its initial public offering, Hiland Partners has operated in midstream and compression services segments. On September 26, 2005, Hiland Partners acquired Hiland Partners, LLC, which at such time owned the Bakken gathering system, consisting of certain southeastern Montana gathering assets, for $92.7 million,

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

(in thousands, except unit information or unless otherwise noted)

Note 1: Organization, Basis of Presentation and Principles of Consolidation (Continued)

$35.0 million of which was used to retire outstanding Hiland Partners, LLC indebtedness. On May 1, 2006, Hiland Partners acquired the Kinta Area gathering assets from Enogex Gas Gathering, L.L.C., consisting of certain eastern Oklahoma gas gathering assets, for $96.4 million. Hiland Partners financed this acquisition with $61.2 million of borrowings from its credit facility and $35.0 million of proceeds from the issuance to Hiland Partners GP, LLC, its general partner, of Hiland Partners' 761,714 common units and 15,545 general partner equivalent units, both at $45.03 per unit.

Principles of Consolidation

        Because we own the general partner of Hiland Partners, the consolidated financial statements include our accounts, the accounts of Hiland Partners GP, LLC and the accounts of Hiland Partners and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The consolidated financial statements include the assets of Hiland Partners GP, LLC that were contributed to us concurrently with the completion of our initial public offering on September 25, 2006. Hiland Partners GP, LLC commenced operations on February 15, 2005, therefore amounts presented in these consolidated financial statements and accompanying notes for the period February 15, 2005 to September 25, 2006 relate to the consolidated accounts of Hiland Partners GP, LLC, Hiland Partners, its subsidiaries and its predecessor (CGI). The net assets and operations of CGI (Hiland Partners' predecessor) are reflected for all periods prior to February 15, 2005. Certain assets of Hiland Partners, LLC that were contributed to Hiland Partners concurrently with the completion of its initial public offering are reflected beginning February 15, 2005 and the remaining net assets and operations of Hiland Partners, LLC acquired are reflected beginning September 1, 2005. Operations from the acquisition of the Kinta Area gathering assets are reflected only from May 1, 2006.

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

Accounts Receivable

        The majority of the accounts receivable are due from companies in the oil and gas industry as well as the utility industry. Credit is extended based on evaluation of Hiland Partners' customer's financial condition. In certain circumstances, collateral, such as letters of credit or guarantees, is required. Accounts receivable are due within 30 days and are stated at amounts due from customers. Hiland Partners has established various procedures to manage its credit exposure, including initial credit approvals, credit limits and rights of offset. Credit losses are charged to income when accounts are

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

(in thousands, except unit information or unless otherwise noted)

Note 1: Organization, Basis of Presentation and Principles of Consolidation (Continued)

deemed uncollectible, determined on a case-by-case basis when Hiland Partners believes the required payment of specific amounts owed is unlikely to occur. Prior to 2008, losses were minimal. In 2008, Hiland Partners has established an allowance for uncollectible accounts.

Concentration and Credit Risk

        Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and receivables. Hiland Partners places cash and cash equivalents with high-quality institutions and in money market funds. Hiland Partners derives its revenue from customers primarily in the natural gas and utility industries. These industry concentrations have the potential to impact Hiland Partners' overall exposure to credit risk, either positively or negatively, in that its customers could be affected by similar changes in economic, industry or other conditions. However, we believe that the credit risk posed by this industry concentration is offset by the creditworthiness of Hiland Partners' customer base. Hiland Partners' portfolio of accounts receivable is comprised primarily of mid-size to large domestic corporate entities. The counterparties to Hiland Partners' commodity based derivative instruments as of December 31, 2008 are BP Energy Company and Bank of Oklahoma, N.A. The counterparty to Hiland Partners' interest rate swap as of December 31, 2008 is Wells Fargo Bank, N.A.

Fair Value of Financial Instruments

        Hiland Partners' financial instruments, which require fair value disclosure, consist primarily of cash and cash equivalents, accounts receivable, financial derivatives, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values, due to the short maturity of Hiland Partners' financial instruments. Derivative instruments are reported in the accompanying consolidated financial statements at fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"). Fair value of Hiland Partners' derivative instruments is determined based on management estimates through utilization of market data including forecasted forward natural gas and NGL prices as a function of forward New York Mercantile Exchange ("NYMEX") natural gas and light crude prices. The fair value of long-term debt approximates its carrying value due to the variable interest rate feature of such debt.

Interest Rate Risk Management

        Hiland Partners is exposed to interest rate risk on our variable rate bank credit facility and have entered into an interest rate swap to reduce this risk. They manage a portion of their interest rate exposure on our variable rate debt by utilizing an interest rate swap to convert a portion of variable rate debt into fixed rate debt. The swap fixes the one month LIBOR rate at the indicated rates for a specified amount of related debt outstanding over the term of the swap agreement. Hiland Partners has elected to designate the interest rate swap as a cash flow hedge for SFAS 133 accounting treatment. Accordingly, unrealized gains and losses relating to the interest rate swap are recorded in accumulated other comprehensive income until the related interest rate expense is recognized in earnings.

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

(in thousands, except unit information or unless otherwise noted)

Note 1: Organization, Basis of Presentation and Principles of Consolidation (Continued)

Commodity Risk Management

        Hiland Partners engages in price risk management activities in order to minimize the risk from market fluctuation in the prices of natural gas and NGLs. To qualify as a hedge, the price movements in the commodity derivatives must be highly correlated with the underlying hedged commodity. Gains and losses related to commodity derivatives which qualify as hedges are recognized in income when the underlying hedged physical transaction closes and are included in the consolidated statements of operations as revenues from midstream operations. Gains and losses related to commodity derivatives that are not designated as hedges or do not qualify as hedges are recognized in income immediately, and are included in midstream revenues in the consolidated statement of operations.

        SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. However, if a derivative does qualify for hedge accounting, depending on the nature of the hedge, changes in fair value can be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings. To qualify for cash flow hedge accounting, the cash flows from the hedging instrument must be highly effective in offsetting changes in cash flows due to changes in the underlying item being hedged. In addition, all hedging relationships must be designated, documented, and reassessed periodically. SFAS No. 133 also provides that normal purchases and normal sales contracts are not subject to the statement. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold by the reporting entity over a reasonable period in the normal course of business. Hiland Partners' fixed price physical forward natural gas sales contract in which it contracted to sell natural gas quantities at a fixed price was designated as normal sale. This forward sales contract expired on December 31, 2008.

        Currently, Hiland Partners' derivative financial instruments that qualify for hedge accounting are designated as cash flow hedges. The cash flow hedge instruments hedge the exposure of variability in expected future cash flows that is attributable to a particular risk. The effective portion of the gain or loss on these derivative instruments is recorded in accumulated other comprehensive income in partners' equity and reclassified into earnings in the same period in which the hedged transaction closes. The asset or liability related to the derivative instruments is recorded on the balance sheet as fair value of derivative assets or liabilities. Any ineffective portion of the gain or loss is recognized in earnings immediately.

Property and Equipment, Intangible Assets, Depreciation and Amortization

        Hiland Partners' property and equipment are carried at cost. Depreciation and amortization of all equipment is determined under the straight-line method using various rates based on useful lives, 10 to 22 years for pipeline and processing plants, and 3 to 10 years for corporate and other assets. The cost of assets and related accumulated depreciation is removed from the accounts when such assets are disposed of, and any related gains or losses are reflected in current earnings. Maintenance, repairs and

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

(in thousands, except unit information or unless otherwise noted)

Note 1: Organization, Basis of Presentation and Principles of Consolidation (Continued)

minor replacements are expensed as incurred. Costs of replacements constituting improvement are capitalized.

        Intangible assets consist of the acquired value of existing contracts to sell natural gas and other NGLs, compression contracts and identifiable customer relationships, which do not have significant residual value. The contracts are being amortized over their estimated lives of ten years. Hiland Partners reviews intangible assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. If such a review should indicate that the carrying amount of intangible assets is not recoverable, Hiland Partners reduces the carrying amount of such assets to fair value based on the discounted probable cash flows of the intangible assets.

Long-Lived Assets

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", Hiland Partners evaluates its long-lived assets of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on Hiland Partners' management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a provision for loss if the carrying value is greater than the fair value. For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is re-determined when related events or circumstances change.

        When determining whether impairment of one of Hiland Partners' long-lived assets has occurred, Hiland Partners must estimate the undiscounted future cash flows attributable to the asset or asset group. The estimate of cash flows is based on assumptions regarding the volume of reserves providing asset cash flow and future NGL product and natural gas prices. The amount of reserves and drilling activity are dependent in part on natural gas prices. Projections of reserves and future commodity prices are inherently subjective and contingent upon a number of variable factors, including, but not limited to:

  •
  changes in general economic conditions in regions in which Hiland Partners' assets are located;

  •
  the availability and prices of NGL products and competing commodities;

  •
  the availability and prices of raw natural gas supply;

  •
  the ability of Hiland Partners to negotiate favorable marketing agreements;

  •
  the risks that third party oil and gas exploration and production activities will not occur or be successful;

  •
  the dependence of Hiland Partners on certain significant customers and producers of natural gas; and

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

(in thousands, except unit information or unless otherwise noted)

Note 1: Organization, Basis of Presentation and Principles of Consolidation (Continued)

  •
  competition against Hiland Partners from other midstream service providers and processors, including major energy companies.

        Any significant variance in any of the above assumptions or factors could materially affect our cash flows, which could require Hiland Partners to record an impairment of an asset.

        No impairment charges were recognized during the years ended December 31, 2008, 2007 and 2006.

Other Assets

        Unamortized deferred loan costs related to the long-term debt on our bank credit facility totaling $1,502 and $1,796 as of December 31, 2008 and 2007, respectively, are included in other noncurrent assets. The deferred loan costs are amortized using the straight-line method over the term of the debt for the bank credit facility.

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

Comprehensive Income

        Comprehensive income includes net income and other comprehensive income, which includes, but is not limited to, changes in the fair value of derivative financial instruments. Pursuant to SFAS 133, for derivatives qualifying as hedges, the effective portion of changes in fair value are recognized in partners' equity as accumulated other comprehensive income and reclassified to earnings when the underlying hedged physical transaction closes, to the extent of our interest in Hiland Partners. Comprehensive income consisted of the following for the indicated periods:

	Year Ended December 31,
	2008	2007	2006
Net income	$11,700	$5,166	$2,363
Closed derivative transactions reclassified to income	1,806	(1,056)	(2,111)
Change in fair value of derivatives	4,730	(4,936)	4,657

Comprehensive income (loss)	$18,236	$(826)	$4,909

Net Income per Limited Partner Unit

        Net income per limited partners unit is computed based on the weighted-average number of common units outstanding during the period. The computation of diluted net income per limited

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

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

Minority Interests

        The minority interest on our consolidated balance sheet as of December 31, 2008 and 2007 reflects the outside ownership interest of Hiland Partners. Minority interest in income is calculated by multiplying the minority interest owners' proportionate ownership of limited partner units in Hiland Partners by the limited partners' allocation of Hiland Partners' net income. Hiland Partners' net income is allocated to its limited partners and its general partner based on the proportionate share of the contractually-determined cash distributions for the period, with adjustments made for incentive distributions specifically allocated to its general partner. All amounts we have received from Hiland Partners' issuance and sale of limited partner units have been recorded as increases to the minority interest balance on the consolidated balance sheet.

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

Contributions to Subsidiary

        The Partnership directly and indirectly owns all of the equity interests in Hiland Partners GP, LLC, the General Partner of Hiland Partners. Hiland Partners GP, LLC is required to make contributions to Hiland Partners each time Hiland Partners issues common units in order to maintain its 2% general partner ownership in Hiland Partners. Hiland Holdings or Hiland Partners GP, LLC prior to September 25, 2006 was required to contribute $738 for the year ended December 31, 2006.

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

DECEMBER 31, 2008 AND 2007

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

Transportation and Exchange Imbalances

        In the course of gathering natural gas and NGLs for others, Hiland Partners may receive for redelivery different quantities of natural gas or NGLs than the quantities actually redelivered. These transactions result in transportation and exchange imbalance receivables or payables that are recovered or repaid through the receipt or delivery of natural gas or NGLs in future periods, if not subject to cashout provisions. Imbalance receivables are included in accounts receivable and imbalance payables are included in accounts payable on the balance sheets and marked-to-market using current market prices in effect for the reporting period of the outstanding imbalances. Changes in market value and the settlement of any such imbalance at a price greater than or less than the recorded imbalance results in either an upward or downward adjustment, as appropriate, to the cost of natural gas sold. As of December 31, 2008 and 2007 Hiland Partners had imbalance receivables of $1,221 and $454, respectively. Imbalance payables were $560 at December 31, 2008. Hiland Partners had no significant imbalance payables at December 31, 2007.

Recent Accounting Pronouncements

        On April 25, 2008, the Financial Accounting Standards Board ("FASB") FASB issued Staff Position No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". In determining the useful life of an acquired intangible asset, FSP 142-3 removes the requirement from SFAS 142 for an entity to consider whether renewal of the intangible asset requires significant costs or material modifications to the related arrangement. FSP 142-3 also replaces the previous useful life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. FSP 142-3 will be effective as of January 1, 2009 and will apply only to intangible assets acquired after that date. Retroactive application to previously acquired intangible assets is prohibited. The adoption of FSP 142-3 is not expected to have a material impact on our financial position, results of operations or cash flows.

        On March 19, 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS 133 ("SFAS 161"). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

(in thousands, except unit information or unless otherwise noted)

Note 1: Organization, Basis of Presentation and Principles of Consolidation (Continued)

SFAS 161 encourages, but does not require, comparative disclosures for periods prior to its initial adoption. SFAS 161 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS 133 and generally increases the level of aggregation/disaggregation that will be required in an entity's financial statements. We are currently reviewing SFAS 161 to determine the effect it will have on our financial statements and disclosures therein.

        On March 12, 2008, the Emerging Issues Task Force ("EITF") reached consensus opinion on EITF Issue 07-4, "Application of the two-class method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships" ("EITF 07-4"), which the FASB ratified at its March 26, 2008 meeting. EITF 07-4 requires the calculation of a Master Limited Partnership's ("MLPs") net earnings per limited partner unit for each period presented according to distributions declared and participation rights in undistributed earnings as if all of the earnings for that period had been distributed. In periods with undistributed earnings above specified levels, the calculation per the two-class method results in an increased allocation of such undistributed earnings to the general partner and a dilution of earnings to the limited partners. EITF 07-4 is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented. Early application is not permitted. We will apply the requirements of EITF 07-4 as it pertains to MLPs upon its adoption during the quarter ended March 31, 2009 and do not expect a significant impact when adopted.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) amends and replaces SFAS 141, but retains the fundamental requirements in SFAS 141 that the purchase method of accounting be used for all business combinations and an acquirer be identified for each business combination. SFAS 141(R) provides for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141(R) provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141(R) also determines what information to disclose to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and do not allow early adoption. We are evaluating the new requirements of SFAS 141(R) and the impact it will have on business combinations completed in 2009 and thereafter.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent (minority interest) be clearly identified, labeled and presented in the consolidated balance sheet within equity, but separate from the parent's equity. SFAS 160 requires the equity amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement and that changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently and similarly as equity transactions. Consolidated net income and comprehensive income will be determined without deducting minority interest; however,

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

(in thousands, except unit information or unless otherwise noted)

Note 1: Organization, Basis of Presentation and Principles of Consolidation (Continued)

earnings-per-share information will continue to be calculated on the basis of the net income attributable to the parent's shareholders. Additionally, SFAS 160 establishes a single method for accounting for changes in a parent's ownership interest in a subsidiary that does not result in deconsolidation and that the parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. We will apply the requirements of SFAS 160 upon our adoption on January 1, 2009 and do not expect it to have a material impact on our financial position, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 was adopted by us effective January 1, 2008, at which time no financial assets or liabilities, not previously required to be recorded at fair value by other authoritative literature, were designated to be recorded at fair value. As such, the adoption of SFAS 159 did not have any impact on our financial position, results of operations or cash flows.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP") such as fair value hierarchy used to classify the source of information used in fair value measurements (i.e., market based or non-market based) and expands disclosure about fair value measurements based on their level in the hierarchy. SFAS 157 applies to derivatives and other financial instruments, which SFAS 133 requires be measured at fair value at initial recognition and for all subsequent periods. SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157's hierarchy defines three levels of inputs that may be used to measure fair value. Level 1 refers to assets that have observable market prices, level 2 assets do not have an "observable price" but do have inputs that are based on such prices in which components have observable data points and level 3 refers to assets in which one or more of the inputs do not have observable prices and calibrated model parameters, valuation techniques or management's assumptions are used to derive the fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We elected to implement SFAS 157 prospectively in the first quarter of 2008 with the one-year deferral permitted by FASB Staff Position (FSP) 157-2 for nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed on a recurring basis (at least annually). The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plants and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations and restructuring costs for which we use fair value. We do not expect any significant impact to our consolidated financial statements when we implement SFAS 157 for these assets and liabilities. See Note 7 "Fair Value Measurements of Financial Instruments."

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

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

Note 3: Acquisitions

        On May 1, 2006, Hiland Partners acquired certain gas gathering assets from Enogex Gas Gathering, L.L.C. for $96.4 million cash, including certain closing costs, financed with borrowings under its credit facility and an additional note payable to a bank. We refer to these assets as the Kinta Area gathering assets. A determination was made by our management of the fair value of these assets and liabilities as required by SFAS 141, "Business Combinations", primarily using current replacement cost for the acquired gas gathering assets and related equipment less estimated accumulated depreciation on such replacement costs and estimated discounted cash flows arising from future renegotiated customer contracts. The acquired assets, which are located in the eastern Oklahoma Arkoma Basin, have approximately 672 wellhead receipt points and include five separate low pressure natural gas gathering systems consisting of 569 miles of natural gas gathering pipelines and 23 compressors with an aggregate of approximately 40,000 horsepower. The natural gas gathering systems operate under contracts with producers that provide for services under fixed-fee arrangements. Hiland Partners operates the Kinta Area gathering assets substantially differently than were operated by the previous owner. Since there was no sufficient continuity of the Kinta Area gathering assets' operations prior to and after the acquisition by Hiland Partners, disclosure of prior financial information would not be material to an understanding of future operations. Therefore, the acquisition has been recorded as a purchase of assets and not of a business and no pro forma financial information is required to be presented.

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

(in thousands, except unit information or unless otherwise noted)

Note 3: Acquisitions (Continued)

        The following table presents the resulting allocation to the net assets acquired and liabilities assumed on May 1, 2006:

Pipelines, including right of ways	$56,175
Compressors	22,221
Other equipment and buildings	8,618
Customer relationships	10,492

97,506
Asset retirement obligations assumed	1,106

Net assets acquired	$96,400

        The Kinta Area gathering assets and operations are included in the consolidated financial statements from May 1, 2006 forward.

Note 4: Property and Equipment and Asset Retirement Obligations

        Property and equipment consisted of the following for the periods indicated:

	As of December 31,
	2008	2007
Land	$295	$295
Construction in progress	19,523	12,030
Midstream pipeline, plants and compressors	406,390	356,491
Compression and water injection equipment	19,391	19,258
Other	4,621	3,958

	450,220	392,032
Less: accumulated depreciation and amortization	101,061	68,959

	$349,159	$323,073

        On May 10, 2006, Hiland Partners GP, LLC purchased 761,714 common units and 15,545 general partner units of Hiland Partners for $35.0 million. Hiland Partners GP, LLC recorded additional pipeline and processing plant cost of $4,488 for a portion of the amount that the unit purchase price exceeded the proportionate interest in the underlying equity of Hiland Partners.

        During the third quarter 2007, we purchased two separate capital assets under capital lease obligations for a total cost of $5,881. Accumulated depreciation related to the assets purchased under capital lease obligations was $541 as of December 31, 2008 and $175 as of December 31, 2007.

        We capitalized interest of $176, $2,580 and $1,467 during the years ended December 31, 2008, 2007 and 2006, respectively. Depreciation charged to expense totaled $32,354, $25,015 and $17,241 for the years ended December 31, 2008, 2007 and 2006.

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

(in thousands, except unit information or unless otherwise noted)

Note 4: Property and Equipment and Asset Retirement Obligations (Continued)

        No impairment charges were recognized during the years ended December 31, 2008, 2007 and 2006.

        In accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), we have recorded the fair value of liabilities for asset retirement obligations in the periods in which they are incurred and corresponding increases in the carrying amounts of the related long-lived assets. The asset retirement costs are subsequently allocated to expense using a systematic and rational method and the liabilities are accreted to measure the change in liability due to the passage of time. The provisions of SFAS 143 primarily apply to dismantlement and site restoration of certain of Hiland Partners' plants and pipelines. We have evaluated our asset retirement obligations as of December 31, 2008 and have determined that revisions in the carrying values are not necessary at this time.

        The following table summarizes Hiland Partners' activity related to asset retirement obligations for the indicated period:

Asset retirement obligations, January 1, 2007	$2,196
Add: additions on various leased locations	505
Revisions of prior estimates	(658)
Add: accretion expense	116

Asset retirement obligations, December 31, 2007	2,159
Add: additions on various leased locations	186
Add: accretion expense	138

Asset retirement obligations, December 31, 2008	$2,483

Note 5: Intangible Assets

        Intangible assets consist of the acquired value of customer relationships, existing contracts to sell natural gas and other NGLs and compression contracts, which do not have significant residual value. The customer relationships and the contracts are being amortized over estimated lives of ten years. We review intangible assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. If such a review should indicate that the carrying amount of intangible assets is not recoverable, we reduce the carrying amount of such assets to fair value based on the discounted probable cash flows of the intangible assets. On May 10, 2006, Hiland Partners GP, LLC purchased 761,714 common units and 15,545 general partner units of Hiland Partners for $35.0 million. Hiland Partners GP, LLC recorded an additional $6,979 in contracts to sell natural gas for a portion of the amount that the purchase price exceeded the proportionate interest in the underlying equity of Hiland Partners. No impairments of intangible assets were recorded during the years ended December 31, 2008, 2007 and 2006.

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

(in thousands, except unit information or unless otherwise noted)

Note 5: Intangible Assets (Continued)

        Intangible assets consisted of the following for the periods indicated:

	As of December 31,
	2008	2007
Gas sales contracts	$32,564	$32,564
Compression contracts	18,515	18,515
Customer relationships	10,492	10,492

	61,571	61,571
Less accumulated amortization	20,791	14,634

Intangible assets, net	$40,780	$46,937

        During the years ended December 31, 2008, 2007 and 2006, we recorded amortization expense of $6,157, $6,157, and $5,556, respectively. Estimated aggregate amortization expense for each of the five succeeding fiscal years is $6,157 from 2009 through 2013 and a total of $9,995 for all years thereafter.

Note 6: Derivatives

Interest Rate Swap

        Hiland Partners is subject to interest rate risk on its credit facility and has entered into an interest rate swap to reduce this risk. Hiland Partners entered into a one year interest rate swap agreement with its counterparty on October 7, 2008 for the period from January 2009 through December 2009 at a rate of 2.245% on a notional amount of $100.0 million. The swap fixes the one month LIBOR rate at 2.245% for the notional amount of debt outstanding over the term of the swap agreement.

Commodity Swaps

        Hiland Partners has entered into certain derivative contracts that are classified as cash flow hedges in accordance with SFAS 133 which relate to forecasted natural gas sales in 2009 and a mark-to-market cash flow derivative which relates to forecasted natural gas sales in 2010. The 2010 derivative does not qualify for cash flow hedge accounting. Hiland Partners entered into these instruments to hedge forecasted natural gas sales against the variability in expected future cash flows attributable to changes in commodity prices. Under these contractual swap agreements with Hiland Partners' counterparties, Hiland Partners receives a fixed price and pays a floating price based on certain indices for the relevant contract period as the underlying natural gas is sold.

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

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

(in thousands, except unit information or unless otherwise noted)

Note 6: Derivatives (Continued)

or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in natural gas reference prices under a hedging instrument and actual natural gas prices, Hiland Partners will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings. Hiland Partners assesses effectiveness using regression analysis and ineffectiveness using the dollar offset method.

        Derivatives are recorded on our consolidated balance sheet as assets or liabilities at fair value. For derivatives qualifying as hedges, the effective portion of changes in fair value is recognized in partners' equity as accumulated other comprehensive income and reclassified to earnings when the underlying hedged physical transaction closes. Changes in fair value of non-qualifying derivatives and the ineffective portion of qualifying derivatives are recognized in earnings as they occur. Actual amounts that will be reclassified will vary as a result of future changes in prices. Hedge ineffectiveness is recorded in income while the hedge contract is open and may increase or decrease until settlement of the contract. Realized cash gains and losses on closed/settled instruments and hedge ineffectiveness are reflected in the contract month being hedged as an adjustment to our midstream revenue.

        On May 27, 2008, Hiland Partners entered into a financial swap instrument related to forecasted natural gas sales in 2010 whereby Hiland Partners receives a fixed price and pays a floating price based on NYMEX Henry Hub pricing for the relevant contract period as the underlying natural gas is sold. At December 31, 2008, this financial swap instrument did not qualify for hedge accounting as there was inadequate correlation between NYMEX Henry Hub natural gas prices and actual prices received for the natural gas sold.

        The following table summarizes Hiland Partners' activity related to derivative transactions for the indicated periods:

	For the Years Ended December 31,
	2008	2007	2006
Net (losses) gains on closed/settled transactions Reclassified (to) from accumulated other comprehensive income	$(1,806)	$1,056	$2,111
(Decreases) increases in fair values of open derivatives recorded (from) to accumulated other comprehensive income	$(4,730)	$4,936	$(4,657)
Unrealized non-cash gains (losses) on ineffective portions of qualifying derivative transactions	$67	$(27)	$76
Unrealized non-cash gains on non-qualifying derivatives	$3,992	$248	$—

        At December 31, 2008, our accumulated other comprehensive income related to derivatives was $5,232, which we anticipate will be reclassified to earnings during the next twelve months. Minority interest on the balance sheet has been increased by $4,425 for the favorable change in the net fair value of derivatives during the year ended December 31, 2008 attributable to minority interest.

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

(in thousands, except unit information or unless otherwise noted)

Note 6: Derivatives (Continued)

        The fair value of derivative assets and liabilities related to the interest rate swap and the commodity swaps are as follows for the indicated periods:

	As of December 31, 2008	As of December 31, 2007
Fair value of derivative assets—current	$6,851	$2,718
Fair value of derivative assets—long term	7,141	418
Fair value of derivative liabilities—current	(1,439)	(8,238)
Fair value of derivative liabilities—long term	—	(141)

Net fair value of derivatives	$12,553	$(5,243)

        The terms of Hiland Partners' derivative contracts currently extend as far as December 2010. Hiland Partners' counterparties to its commodity based derivative instruments are BP Energy Company and Bank of Oklahoma, N.A. The counterparty to Hiland Partners' interest rate swap is Wells Fargo Bank, N.A.

        The following table provides information about Hiland Partners' commodity derivative instruments at December 31, 2008 for the periods indicated:

Description and Production Period	(MMBtu)	Average Fixed Price Per MMBtu	Fair Value Asset (Liability)
Natural Gas—Sold Fixed for Floating Price Swaps
January 2009 - December 2009	2,136,000	$7.30	$6,851
January 2010 - December 2010	2,136,000	$10.50	7,141

			$13,992

        The following table provides information about Hiland Partners' interest rate swap at December 31, 2008 for the periods indicated:

Description and Period	Notional Amount	Interest Rate	Fair Value Asset (Liability)
Interest Rate Swap
January 2009 - December 2009	$100,000,000	2.245%	$(1,439)

Note 7: Fair Value Measurements of Financial Instruments

        We adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157") beginning in the first quarter of 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in GAAP such as fair value hierarchy used to classify the source of information used in fair value measurements (i.e., market based or non-market based)

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

(in thousands, except unit information or unless otherwise noted)

Note 7: Fair Value Measurements of Financial Instruments (Continued)

and expands disclosure about fair value measurements based on their level in the hierarchy. SFAS 157 applies to derivatives and other financial instruments, which SFAS 133 requires be measured at fair value at initial recognition and for all subsequent periods. SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157's hierarchy defines three levels of inputs that may be used to measure fair value. Level 1 refers to assets that have observable market prices, level 2 assets do not have an "observable price" but do have inputs that are based on such prices in which components have observable data points and level 3 refers to assets in which one or more of the inputs do not have observable prices and calibrated model parameters, valuation techniques or management's assumptions are used to derive the fair value.

        We use the fair value methodology outlined in SFAS 157 to value assets and liabilities for our outstanding fixed price cash flow swap derivative contracts. Valuations of Hiland Partners' natural gas and propane derivative contracts are based on published forward price curves for natural gas and propane and, as such, are defined as Level 2 fair value hierarchy assets and liabilities. There are no published forward price curves for butanes or natural gasoline, and therefore, our butanes and natural gasoline derivative contracts are defined as Level 3 fair value hierarchy assets and liabilities. We value our butanes and natural gasoline derivative contracts based on calibrated model parameters relative to forward published price curves for crude oil and comparative mark-to-market values received from our counterparty. We valued our interest rate-based derivative on a comparative mark-to-market value received from our counterparty. The following table represents the fair value hierarchy for Hiland Partners' assets and liabilities at December 31, 2008:

	Level 1	Level 2	Level 3	Total
Commodity—based derivative assets	$—	$13,992	$—	$13,992
Interest rate—based derivative liabilities	—	—	(1,439)	(1,439)

Total	$—	$13,992	$(1,439)	$12,553

        The following table provides a summary of changes in the fair value of Hiland Partners' Level 3 commodity-based derivatives for the nine months ended December 31, 2008:

Balance, January 1, 2008	$(4,489)
Cash settlements from other comprehensive income	3,484
Net change in other comprehensive income	1,005

Balance, December 31, 2008	$—

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

(in thousands, except unit information or unless otherwise noted)

Note 7: Fair Value Measurements of Financial Instruments (Continued)

        The following table provides a summary of changes in the fair value of our Level 3 interest rate-based derivatives for the year ended December 31, 2008:

Balance, January 1, 2008	$—
Cash settlements from other comprehensive income	—
Net change in other comprehensive income	(1,439)

Balance, December 31, 2008	$(1,439)

Note 8: Long-Term Debt

        Long-term debt consisted of the following for the indicated periods:

	As of December 31,
	2008	2007
Hiland Partners—revolving credit facility	$252,064	$221,064
Hiland Holdings—revolving credit facility	705	355
Capital lease obligations	5,051	5,585

	257,820	227,004
Less current portion:
Capital lease obligations	649	545
Hiland Holdings—revolving credit facility	705	—

Long-term debt	$256,466	$226,459

Hiland Partners Credit Facility

        On February 6, 2008, Hiland Partners entered into a fourth amendment to its credit facility dated as of February 15, 2005. Pursuant to the fourth amendment, Hiland Partners has, among other things, increased its borrowing base from $250 million, to $300 million and decreased the accordion feature in the facility from $100 million to $50 million. Hiland Partners original credit facility dated February 15, 2005 was first amended in September 2005, amended a second time in June 2006 and amended a third time in July 2007.

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

        In addition, the fourth amendment to the credit facility provides for an accordion feature, which permits Hiland Partners, if certain conditions are met, to increase the size of the acquisition facility by up to $50 million and allows for the issuance of letters of credit of up to $15 million in the aggregate.

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

(in thousands, except unit information or unless otherwise noted)

Note 8: Long-Term Debt (Continued)

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

        Due to the recent decline in natural gas and NGL prices, Hiland Partners believes that its cash generated from operations will decrease in 2009 relative to comparable periods in 2008. Hiland Partners' senior secured revolving credit facility requires it to meet certain financial tests, including a maximum consolidated funded debt to EBITDA ratio of 4.0:1.0 as of the last day of any fiscal quarter; provided that in the event that Hiland Partners makes certain permitted acquisitions or capital expenditures, this ratio may be increased to 4.75:1.0 for the three fiscal quarters following the quarter in which such acquisition or capital expenditure occurs. Hiland Partners intends to elect to increase the ratio to 4.75:1.0 on March 31, 2009. During this step-up period, the applicable margin with respect to loans under the credit facility will be increased by 35 basis points per annum and the unused commitment fee will be increased by 12.5 basis points per annum. Additionally, if commodity prices do not significantly improve above the expected prices for 2009, Hiland Partners may be in violation of the maximum consolidated funded debt to EBITDA ratio as early as June 30, 2009, unless the ratio is amended, the senior secured revolving credit facility is restructured or Hiland Partners receives an infusion of equity capital.

        Hiland Partners is subject to interest rate risk on its credit facility and has entered into an interest rate swap to reduce this risk. See Note 6 "Derivatives" for a discussion of Hiland Partners' interest rate swap.

        Hiland Partners' obligations under the credit facility are secured by substantially all of its assets and guaranteed by Hiland Partners, and all of its subsidiaries, other than Hiland Operating, LLC its operating company, which is the borrower under the credit facility.

        Indebtedness under Hiland Partners' credit facility will bear interest, at its option, at either (i) an Alternate Base Rate plus an applicable margin ranging from 50 to 125 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 150 to 225 basis points per annum based on its ratio of consolidated funded debt to EBITDA. The Alternate Base Rate is a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the Federal Funds effective rate in effect on such day plus 1/2 of 1%. Hiland Partners has elected for the indebtedness to bear interest at LIBOR plus the applicable margin. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 1.0%. An unused commitment fee ranging from 25 to 50 basis points per annum based on our ratio of consolidated funded debt to EBITDA will be payable on the unused portion of the credit facility. During any step-up period, the applicable margin with respect to loans under the credit facility will be increased by 35 basis points per annum and the unused

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

(in thousands, except unit information or unless otherwise noted)

Note 8: Long-Term Debt (Continued)

commitment fee will be increased by 12.5 basis points per annum. At December 31, 2008, the interest rate on outstanding borrowings from Hiland Partners' credit facility was 3.28%.

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

        The credit facility defines EBITDA as Hiland Partners' consolidated net income (loss), plus income tax expense, interest expense, depreciation and amortization expense, amortization of intangibles and organizational costs, non-cash unit based compensation expense, and adjustments for non-cash gains and losses on specified derivative transactions and for other extraordinary items.

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

        As of December 31, 2008, Hiland Partners had $252.1 million outstanding under this credit facility and was in compliance with its financial covenants.

Hiland Partners GP, LLC Credit Facility

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

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

(in thousands, except unit information or unless otherwise noted)

Note 8: Long-Term Debt (Continued)

        The credit facility will mature on September 25, 2009, at which time all outstanding amounts thereunder become due and payable.

        Indebtedness under the credit facility bears interest, at our option, at either (i) an alternate base rate plus an applicable margin ranging from 100 to 150 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 200 to 250 basis points per annum in each case based on our ratio of consolidated funded debt to EBITDA. The alternate base rate is equal to the greatest of (a) the prime rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the federal funds effective rate in effect on such day plus 1/2 of 1%. We have elected for the indebtedness to bear interest at LIBOR plus the applicable margin. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 2.0%. A commitment fee ranging from 25 to 50 basis points per annum based on our ratio of consolidated funded debt to EBITDA will be payable on the average daily unused portion of the credit facility for the quarter most recently ended. At December 31, 2008, the interest rate on outstanding borrowings from our credit facility was 2.96%.

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

        The credit facility limits distributions to our unitholders to our available cash, as defined in our partnership agreement. Restricted payments under the credit facility are subject to an annual "clean-down" period of 15 consecutive days in which the amount outstanding that relates to funding the restricted payments under the credit facility must be reduced to zero.

        As of December 31, 2008, we had $0.7 million outstanding under this credit facility and were in compliance with our financial covenants. The outstanding $0.7 million, which matures on September 25, 2009, is included in accrued liabilities and other in the balance sheet.

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

(in thousands, except unit information or unless otherwise noted)

Note 8: Long-Term Debt (Continued)

Capital Lease Obligations

        During the third quarter 2007, Hiland Partners incurred two separate capital lease obligation at its Bakken and Badlands gathering systems. Under the terms of a capital lease agreement for a rail loading facility and an associated products pipeline at Hiland Partners' Bakken gathering system, Hiland Partners has agreed to repay a counterparty a predetermined amount over a period of eight years. Once fully paid, title to the leased assets will transfer to Hiland Partners no later than the end of the eight-year period commencing from the inception date of the lease. Hiland Partners also incurred a capital lease obligation to a counterparty for the aid to construct several electric substations at Hiland Partners' Badlands gathering system which, by agreement, will be repaid in equal monthly installments over a period of five years.

        During the years ended December 31, 2008 and 2007, Hiland Partners made principal payments of $534 and $296, respectively, on the above described capital lease obligations. The current portion of the capital lease obligations presented in the table above is included accrued liabilities and other in the balance sheet.

Note 9: Share-Based Compensation

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

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

(in thousands, except unit information or unless otherwise noted)

Note 9: Share-Based Compensation (Continued)

        As provided for in the long-term incentive plan, each non-employee board member of Hiland Partners GP Holdings, LLC on each anniversary date of the initial award is entitled to receive an additional 1,000 restricted common units. Accordingly, we issued a total of 6,000 restricted units to our six non-employee board members during the year ended December 31, 2008. Also during the year ended December 31, 2008, a total of 4,500 restricted units issued to non-employee board members in 2006 and 2007 vested and were converted into common units. Non-cash unit based compensation expense related to restricted units issued is to be recognized over their respective four-year vesting period on the graded vesting attribution method. The following table summarizes information about our restricted units for the year ended December 31, 2008.

Restricted Units	Units	Weighted Average Fair Value At Grant Date ($)
Non-vested at January 1, 2008	15,000	$23.30
Granted	6,000	$20.74
Vested	(4,500)	$22.75
Forfeited or expired	—	—

Non-vested at December 31, 2008	16,500	$22.52

        We recorded non-cash compensation expense related to the restricted units of $151, $150 and $16, respectively, during the years ended December 31, 2008, 2007 and 2006. We will record additional non-cash unit based compensation expense of $217 over the next four years.

Hiland Partners, LP Long Term Incentive Plan

        Hiland Partners GP, LLC, the general partner of Hiland Partners adopted the Hiland Partners, LP Long-Term Incentive Plan for its employees and directors of its general partner and employees of its affiliates. The long-term incentive plan currently permits an aggregate of 680,000 common units to be issued with respect to unit options, restricted units, and phantom units granted under the plan. No more than 225,000 of the 680,000 common units may be issued with respect to vested restricted or phantom units. The plan is administered by the compensation committee of our general partner's board of directors. The plan will continue in effect until the earliest of (i) the date determined by the board of directors of our general partner; (ii) the date common units are no longer available for payment of awards under the plan; or (iii) the tenth anniversary of the plan.

        Hiland Partners GP, LLC's board of directors or compensation committee may, in their discretion, terminate, suspend or discontinue the long-term incentive plan at any time with respect to any units for which a grant has not yet been made. Hiland Partners GP, LLC's board of directors or its compensation committee also has the right to alter or amend the long-term incentive plan or any part of the plan from time to time, including increasing the number of units that may be granted, subject to unitholder approval if required by the exchange upon which the common units are listed at that time. No change in any outstanding grant may be made, however, that would materially impair the rights of the participant without the consent of the participant. Under the unit option grant agreement, granted options of common units will vest and become exercisable in one-third increments on the anniversary

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

(in thousands, except unit information or unless otherwise noted)

Note 9: Share-Based Compensation (Continued)

of the grant date over three years. Vested options are exercisable within the option's contractual life of ten years after the grant date. Restricted common units granted vest and become exercisable in one-fourth increments on the anniversary of the grant date over four years. A restricted unit is a common unit that is subject to forfeiture, and upon vesting, the grantee receives a common unit that is not subject to forfeiture. Distributions on unvested restricted common units are held in trust by our general partner until the units vest, at which time the distributions are distributed to the grantee. Granted phantom common units are generally more flexible than restricted units and vesting periods and distribution rights may vary with each grant. A phantom unit is a common unit that is subject to forfeiture and is not considered issued until it vests. Upon vesting, holders of phantom units will receive (i) a common unit that is not subject to forfeiture, cash in lieu of the delivery of such unit equal to the fair market value of the unit on the vesting date, or a combination thereof, at the discretion of our general partner's board of directors and (ii) the distributions held in trust, if applicable, related to the vested units.

Phantom Units

        On February 4, 2008, Hiland Partners granted 7,500 phantom units to our Vice President—Business Development, Matthew S. Harrison, who on April 16, 2008, was appointed Chief Financial Officer. Mr. Harrison's phantom units vest over a three-year period from the date of issuance and distributions on the phantom units will be held in trust by Hiland Partners' general partner until the units vest. On February 4, 2009, 2,500 phantom units vested and Mr. Harrison settled 2,500 of the phantom units for 2,500 common units.

        On August 7, 2008, Hiland Partners granted 7,500 phantom units to Mr. Kent C. Christopherson, our Chief Operations Officer, appointed on August 4, 2008. Mr. Christopherson's phantom units vest over a four-year period from the dates of issuance and distributions are held in trust by Hiland Partners' general partner until such units vest. Additionally, in 2008, Hiland Partners granted 7,300 phantom units to key employees.

        A total of 7,031 phantom units awarded in 2007 vested during the year ended December 31, 2008, of which 5,227 phantom units were converted to common units resulting in contributions of $3 to Hiland Partners from its general partner to maintain its 2% ownership interest and 1,804 phantom units were redeemed.

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

(in thousands, except unit information or unless otherwise noted)

Note 9: Share-Based Compensation (Continued)

        The following table summarizes information about Hiland Partners' phantom units for the year ended December 31, 2008.

	Units	Weighted Average Fair Value At Grant Date ($)	Weighted Average Fair Value At Redemption Date ($)
Unvested January 1, 2008	42,825	$50.12
Granted	22,300	$44.49
Vested and converted	(5,227)	$50.76
Vested and redeemed	(1,804)	$50.96	$33.46
Forfeited	(7,300)	$48.80

Unvested December 31, 2008	50,794	$47.74

        During the year ended December 31, 2008 and 2007, Hiland Partners incurred non-cash unit based compensation expense of $1,149 and 249, respectively, related to the phantom units. As of December 31, 2008, there was $1,455 of total unrecognized cost related to the unvested phantom units which is to be is to be recognized over a weighted average period of 2.9 years. At December 31, 2007, there was $1,721 of total unrecognized cost related to the unvested phantom units.

Restricted Units

        During 2008, Hiland Partners issued a total of 1,000 restricted units each to its six non-employee board members of its general partner on their one-year anniversary dates, and accordingly, its general partner contributed $5 to Hiland Partners to maintain its 2% ownership interest. On the same anniversary dates of the six non-employee board members, 5,500 previously granted restricted units vested and were converted to common units. Additionally, 1,000 restricted units granted to key employees in 2006 vested and were converted to common units. On August 1, 2008, 375 restricted units granted in November 2006 were forfeited and cancelled and the associated accumulated distributions held in trust by Hiland Partners' general partner were returned to Hiland Partners.

        The following table summarizes information about Hiland Partners restricted units for the year ended December 31, 2008.

Restricted Units	Units	Weighted Average Fair Value At Grant Date ($)
Non-vested at January 1, 2008	19,375	$46.57
Granted	6,000	$43.97
Vested	(6,500)	$37.89
Forfeited or expired	(375)	$48.85

Non-vested at December 31, 2008	18,500	$48.73

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

(in thousands, except unit information or unless otherwise noted)

Note 9: Share-Based Compensation (Continued)

        Non-cash unit based compensation expense related to the restricted units was $356 and $537 for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008, there was $429 of total unrecognized cost related to the unvested restricted units. This cost is to be recognized over a weighted average period of 2.4 years. At December 31, 2007 there was $533 of total unrecognized cost related to the unvested restricted units.

Unit Options

        The following table summarizes information about outstanding options with respect to Hiland Partners' outstanding options for the year ended December 31, 2008.

Options	Units	Weighted Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at January 1, 2008	75,041	$31.11
Granted	—
Exercised	(40,705)	$25.32		$975
Forfeited or expired	(1,000)	$40.11

Outstanding at December 31, 2008	33,336	$37.92	7.0

Exercisable at December 31, 2008	24,002	$37.01	6.8

        There have been no unit options granted since March 2006. The weighted average grant date fair value of the 28,000 unit options granted during the year ended December 31, 2006 was $4.33 per unit. The weighted average grant date fair value of 167,500 unit options granted during the year ended December 31, 2005 was $5.30 per unit. The weighted average grant date fair value of 47,400 unit options vested during the year ended December 31, 2008 was $5.25 per unit.

        The aggregate intrinsic value of options exercised were $975, $1,315 and $876 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

(in thousands, except unit information or unless otherwise noted)

Note 9: Share-Based Compensation (Continued)

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

        As a result of adopting SFAS 123R on the modified prospective basis beginning on January 1, 2006, Hiland Partners expensed $32, $165 and $354 in 2008, 2007 and 2006, respectively, related to unit options awarded in 2006 and 2005. Hiland Partners' basic and diluted earnings per unit were each reduced by $0.04 for the year ended December 31, 2006 as a result of the additional compensation recognized under SFAS 123R.

Note 10: Commitments and Contingencies

        We maintain a defined contribution retirement plan for our employees under which we make discretionary contributions to the plan based on a percentage of eligible employees' compensation. Contributions to the plan are 5.0% of eligible employees' compensation and resulted in expenses for the years ended December 31, 2008, 2007 and 2006 of $320, $262 and $201, respectively.

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

        Although there are no regulatory proceedings in which we or Hiland Partners are currently involved, periodically we may be a party to regulatory proceedings. The results of regulatory proceedings cannot be predicted with certainty; however, our management believes that we presently do not have material potential liability in connection with regulatory proceedings that would have a significant financial impact on our consolidated financial condition, results of operations or cash flows.

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

(in thousands, except unit information or unless otherwise noted)

Note 10: Commitments and Contingencies (Continued)

        We lease office space from a related entity (Note 12). We lease certain facilities, vehicles and equipment under operating leases, most of which contain annual renewal options. For the years ended December 31, 2008, 2007 and 2006, rent expense was $2,834, $2,285 and $779, respectively, under these leases.

        A summary of contractual cash obligations as of December 31, 2008, including minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year, and leases renewed and entered into subsequent to year end but prior to financial statement issuance, is presented below:

	Payment Due by Period
Type of Obligation	Total Obligation	Due in 2009	Due in 2010	Due in 2011	Due in 2012	Due in 2013	Thereafter
	(in thousands)
Senior secured revolving credit facilities	$252,769	$705	$—	$252,064	$—	$—	$—
Estimated interest expense on credit facilities(1)	19,650	8,283	8,267	3,100	—	—	—
Capital lease obligations(2)	7,378	1,256	1,256	1,256	1,107	1,001	1,502
Operating leases, service agreements and other	3,959	1,700	858	465	299	211	426

Total contractual cash obligations	$283,756	$11,944	$10,381	$256,885	$1,406	$1,212	$1,928

(1)
Interest rates on the senior secured revolving credit facilities are variable. Estimated interest payments are based on the interest rates and the amounts outstanding as of December 31, 2008. For a discussion of ours and Hiland Partners' senior secured revolving credit facilities, please read "—Credit Facility" below.

(2)
Contractual cash commitments on our capital lease obligations include $2,335 of interest expense.

Note 11: Significant Customers and Suppliers

        All of Hiland Partners' revenues are domestic revenues. The following table presents Hiland Partners' top midstream customers as a percent of total revenue for the periods indicated:

	For the Years Ended December 31,
	2008	2007	2006
Customer 1	16%	19%	14%
Customer 2	14%	6%	13%
Customer 3	11%	19%	20%
Customer 4	10%	9%	8%
Customer 5	9%	12%	4%

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

(in thousands, except unit information or unless otherwise noted)

Note 11: Significant Customers and Suppliers (Continued)

        All of Hiland Partners' purchases are from domestic sources. The following table presents Hiland Partners' top midstream suppliers as a percent of total midstream purchases for the periods indicated:

	For the Years ended December 31,
	2008	2007	2006
Supplier 1 (affiliated company)	42%	31%	32%
Supplier 2	18%	25%	24%
Supplier 3	15%	14%	13%

Note 12: Related Party Transactions

        Hiland Partners purchases natural gas and NGLs from affiliated companies. Purchases of product from affiliates totaled $116.7 million, $60.1 million, and $50.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. Hiland Partners also sells natural gas and NGLs to affiliated companies. Sales of product to affiliates totaled $11.5 million, $3.5 million, and $4.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Compression revenues from affiliates were $4.8 million each for 2008, 2007 and 2006.

        Accounts receivable-affiliates of 2,181 and $1,178 at December 31, 2008 and 2007, respectively, includes $2,083 and $1,090 from one affiliate for midstream sales.

        Accounts payable-affiliates of $7,823 and $7,957 at December 31, 2008 and 2007, respectively, includes $6,682 and $7,094 due to one affiliate for midstream purchases.

        Hiland Partners utilizes affiliated companies to provide services to its plants and pipelines and certain administrative costs. The total amount paid to these companies was $555, $525 and $353 during the years ended December 31, 2008, 2007 and 2006, respectively.

        We lease office space under operating leases directly or indirectly from an affiliate. Rents paid associated with these leases totaled $157, $143 and $118 for the years ended December 31, 2008, 2007 and 2006 respectively.

Note 13: Reportable Segments

        Hiland Partners has distinct operating segments for which additional financial information must be reported. Hiland Partners operations are classified into two reportable segments:

          (1)   Midstream, which is the purchasing, gathering, compressing, dehydrating, treating, processing and marketing of natural gas and fractionating and marketing of NGLs.

          (2)   Compression, which is providing air compression and water injection services for oil and gas secondary recovery operations that are ongoing in North Dakota.

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

(in thousands, except unit information or unless otherwise noted)

Note 13: Reportable Segments (Continued)

        These business segments reflect the way Hiland Partners manages its operations. Hiland Partners' operations are conducted in the United States. General and administrative costs, which consist of executive management, accounting and finance, operations and engineering, marketing and business development, are allocated to the individual segments based on revenues.

        Midstream assets totaled $411,220, $392,439 and $323,813 at December 31, 2008, 2007 and 2006, respectively. On the same dates, assets attributable to compression operations totaled $24,340, $27,847 and $31,385, respectively. All but $80 of the total capital expenditures of $58,455 for the year ended December 31, 2008 was attributable to midstream operations. All but $48 of the total capital expenditures of $90,953 for the year ended December 31, 2007 was attributable to midstream operations.

        The tables below present information about the operating income for the reportable segments for the years ended December 31, 2008, 2007 and 2006.

	Midstream Segment	Compression Segment	Total
For the Year Ended December 31, 2008
Revenues	$383,180	$4,819	$387,999
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	276,600	—	276,600
Operations and maintenance	29,476	1,050	30,526
Depreciation and amortization	35,067	3,583	38,650
Bad debt	304	—	304
General and administrative	10,210	137	10,337

Total operating costs and expenses	351,657	4,770	356,417

Operating income	31,523	49	31,582

Other income (expense):
Interest and other income			357
Amortization of deferred loan costs			(663)
Interest expense			(13,674)
Minority interest in income of Hiland Partners, LP			(5,902)

Net income			$11,700

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

(in thousands, except unit information or unless otherwise noted)

Note 13: Reportable Segments (Continued)

	Midstream Segment	Compression Segment	Total
For the Year Ended December 31, 2007
Revenues	$273,224	$4,819	$278,043
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	195,212	—	195,212
Operations and maintenance	22,472	807	23,279
Depreciation and amortization	27,424	3,578	31,002
General and administrative	9,159	162	9,321

Total operating costs and expenses	254,267	4,547	258,814

Operating income	18,957	272	19,229

Other income (expense):
Interest and other income			445
Amortization of deferred loan costs			(499)
Interest expense			(11,371)
Minority interest in income of Hiland Partners, LP			(2,638)

Net income			$5,166

For the Year Ended December 31, 2006
Revenues	$214,867	$4,819	$219,686
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	156,193	—	156,193
Operations and maintenance	15,228	843	16,071
Depreciation and amortization	19,292	3,571	22,863
General and administrative	5,189	110	5,299

Total operating costs and expenses	195,902	4,524	200,426

Operating income	18,965	295	19,260

Other income (expense):
Interest and other income			323
Amortization of deferred loan costs			(513)
Interest expense			(6,543)
Minority interest in income of Hiland Partners, LP			(10,164)

Net income			$2,363

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

(in thousands, except unit information or unless otherwise noted)

Note 14: Selected Quarterly Financial Data-Unaudited

        The following is a summary of selected quarterly financial data for the years ended December 31, 2008 and 2007:

	2008 Quarter
	1st	2nd		3rd		4th
Revenues	$91,479	$115,441		$115,753		$65,326
Operating income (loss)	4,192	(75	)*	21,337	*	6,128
Limited partners' interest in net income (loss)	840	(1,108	)*	11,188	*	780
Net income (loss) per limited partner unit—basic	$0.04	$(0.05	)*	$0.52	*	$0.03

*
The second quarter includes a bad debt expense of $8,103 related to SemGroup, L.P. which was subsequently reduced to $304 by a $7,799 recovery in the third quarter. For a more detailed discussion on SemGroup, L.P., please read Item 7A. "Quantitative and Qualitative Disclosures about Market Risk—Credit Risk."

	2007 Quarter
	1st	2nd	3rd	4th
Revenues	$61,054	$66,616	$67,636	$82,737
Operating income	3,396	4,109	5,766	5,958
Limited partners' interest in net income	748	1,139	1,735	1,544
Net income per limited partner unit—basic and diluted	$0.03	$0.05	$0.08	$0.08

Note 15: Net Income per Limited Partner Unit

        The computation of net income per limited partners' unit is based on the weighted-average number of common units outstanding during the period. The computation of diluted net income per limited partners' unit further assumes the dilutive effect of restricted units. Net income per unit

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

(in thousands, except unit information or unless otherwise noted)

Note 15: Net Income per Limited Partner Unit (Continued)

applicable to limited partners is computed by dividing net income applicable to limited partners by the weighted-average number of limited partnership units outstanding.

	Income Available to Limited Partners (Numerator)	Limited Partner Units (Denominator)	Per Unit Amount
	(in thousands)
For the Year Ended December 31, 2008
Income per limited partner unit—basic:
Income available to limited partners	$11,700		$0.54
Weighted average limited partner units outstanding		21,604
Income per limited partner unit—diluted: Restricted units		5

Income available to limited partners plus assumed conversions	$11,700	21,609	$0.54

For the Year Ended December 31, 2007
Income per limited partner unit—basic:
Income available to limited partners	$5,166		$0.24
Weighted average limited partner units outstanding		21,601
Income per limited partner unit—diluted: Restricted units		7

Income available to limited partners plus assumed conversions	$5,166	21,608	$0.24

For the Year Ended December 31, 2006
Income per limited partner unit—basic:
Income available to limited partners	$1,956		$0.09
Weighted average limited partner units outstanding		2,600
Income per limited partner unit—diluted: Restricted units		1

Income available to limited partners plus assumed conversions	$1,956	2,601	$0.09

Note 16: Partners' Capital and Cash Distributions

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

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

(in thousands, except unit information or unless otherwise noted)

Note 16: Partners' Capital and Cash Distributions (Continued)

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

        All distributions paid by Hiland Holdings to common unitholders from January 1, 2007 forward, including amounts paid to affiliate owners, were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	Per Unit Cash Distribution Amount	Total Cash Distribution
02/19/07	$0.2075	$4,484
05/18/07	0.2075	4,484
08/17/07	0.2200	4,755
11/19/07	0.2300	4,972
02/19/08	0.2550	5,513
05/19/08	0.2800	6,053
08/19/08	0.3050	6,594
11/19/08	0.3175	6,866
02/18/09(a)	0.1000	2,162

	$2.1225	$45,883

    (a)
    This cash distribution was announced on January 26, 2009 and was paid on February 18, 2009 to all unitholders of record as of February 5, 2009.

Hiland Partners

        The unitholders (limited partners) of Hiland Partners have only limited voting rights on matters affecting its operations and activities and, therefore, limited ability to influence its management's decisions regarding its business. Unitholders did not select Hiland Partners GP, LLC as general partner or elect its board of directors and effectively have no right to select a general partner or elect its board of directors in the future. Unitholders' voting rights are further restricted by Hiland Partners' partnership agreement provision providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than the general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot be voted on any matter. In addition, Hiland Partners' partnership agreement contains provisions limiting the ability of its unitholders to call meetings or to acquire information about its operations, as well as other provisions limiting a unitholder's ability to influence the manner or direction of Hiland Partners' management.

        Hiland Partners' partnership agreement requires that it distribute all of its cash on hand at the end of each quarter, less reserves established at Hiland Partners GP, LLC's discretion. We refer to this as "available cash." The amount of available cash may be greater than or less than the minimum quarterly

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

(in thousands, except unit information or unless otherwise noted)

Note 16: Partners' Capital and Cash Distributions (Continued)

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

        The distributions on the subordinated units may be reduced or eliminated if necessary to ensure the common units receive their minimum quarterly distribution. Subordinated units do not accrue arrearages. The subordination period will end with respect to certain portions of the subordinated units once Hiland Partners meets certain financial tests, but will not end with respect to all subordinated units before March 31, 2010. These financial tests require Hiland Partners to have earned and paid the minimum quarterly distribution on all of its outstanding units for three consecutive four-quarter periods. When the subordination period ends, all remaining subordinated units will convert into common units on a one-for-one basis and the common units will no longer be entitled to arrearages. Following Hiland Partners' distribution on May 14, 2008, these financial tests were met for the immediate preceding three consecutive four-quarter periods, and accordingly, 25%, or 1,020,000, of the subordinated units were converted to common units on May 19, 2008. As of December 31, 2008, we own 3,060,000 subordinated units, which is all of, Hiland Partners' subordinated units.

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

(in thousands, except unit information or unless otherwise noted)

Note 16: Partners' Capital and Cash Distributions (Continued)

        Presented below are cash distributions paid by Hiland Partners to common and subordinated unitholders, including amounts to affiliate owners and regular and incentive distributions paid to Hiland Partners GP, LLC for 2008 and 2007 (in thousands, except per unit amounts):

				General Partner
	Distribution Amount	Common Units	Subordinated Units			Total Cash Distribution
Distribution Paid				Regular	Incentive
02/14/07	$0.7125	$3,694	$2,907	$150	$749	$7,500
05/15/07	0.7125	3,724	2,907	151	752	7,534
08/14/07	0.7325	3,837	2,989	158	932	7,916
11/14/07	0.7550	3,959	3,080	167	1,134	8,340
02/14/08	0.7950	4,169	3,243	182	1,492	9,086
05/14/08	0.8275	4,364	3,376	194	1,789	9,723
08/14/08	0.8625	5,446	2,639	208	2,107	10,400
11/14/08	0.8800	5,574	2,694	214	2,268	10,750
02/13/09(a)	0.4500	2,849	1,377	86	—	4,312

	$6.7275	$37,616	$25,212	$1,510	$11,223	$75,561

(a)
This cash distribution was announced on January 26, 2009 and was paid on February 13, 2009 to all unitholders of record as of February 5, 2009.

        Presented below are cash distributions paid by Hiland Partners to us and to Hiland Partners GP, LLC for 2008 and 2007 (in thousands, except per unit amounts):

				General Partner
	Per Unit Cash Distribution Amount	Common Units	Subordinated Units			Total Cash Distribution
Date Cash Distribution Paid				Regular	Incentive
02/14/07	$0.7125	$927	$2,907	$150	$749	$4,733
05/14/07	0.7125	927	2,907	151	752	4,737
08/14/07	0.7325	953	2,989	158	932	5,032
11/14/07	0.7550	983	3,080	167	1,134	5,364
02/14/08	0.7950	1,035	3,243	182	1,492	5,952
05/14/08	0.8275	1,077	3,376	194	1,789	6,436
08/14/08	0.8625	2,003	2,639	208	2,107	6,957
11/14/08	0.8800	2,043	2,694	214	2,268	7,219
02/13/09(a)	0.4500	1,045	1,377	86	—	2,508

	$6.7275	$10,993	$25,212	$1,510	$11,223	$48,938

(a)
This cash distribution was announced on January 26, 2009 and was paid to us on February 13, 2009.

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

(in thousands, except unit information or unless otherwise noted)

Note 17: Supplemental Information

        Following are the financial statements of Hiland Holdings which are included to provide additional information with respect to the Hiland Holdings' financial position, results of operations and cash flows on a stand-alone basis.

HILAND HOLDINGS GP, LP

BALANCE SHEETS

(in thousands, except unit amounts)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$561	$105
Accounts receivable—affiliates	2	6
Other current assets	351	265

Total current assets	914	376
Investment in subsidiary	4,195	16,183
Property and equipment, net	3,304	3,753
Intangibles, net	5,138	5,835
Other assets, net	66	155

Total assets	$13,617	$26,302

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Accounts payable	$363	$4
Accounts payable—affiliates	163	383
Other current liabilities	705	—

Total current liabilities	1,231	387
Long-term debt, net of current maturities	—	355
Partners' equity
Common unitholders (21,607,500 and 21,603,000 units issued and outstanding at December 31, 2008 and December 31, 2007, respectively)	12,386	25,560

Total partners' equity	12,641	25,560

Total liabilities and partners' equity	$13,617	$26,302

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

(in thousands, except unit information or unless otherwise noted)

Note 17: Supplemental Information (Continued)

HILAND HOLDINGS GP, LP

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Operating costs and expenses:
Depreciation and amortization	$(1,147)	$(1,147)	$(733)
General and administrative expenses	(1,585)	(1,735)	(305)

Operating loss	(2,732)	(2,882)	(1,038)
Other income (expense):
Equity in earnings of affiliates	14,545	8,146	4,517
Interest and other income	12	15	—
Amortization of deferred loan costs	(89)	(89)	(106)
Interest expense	(36)	(24)	(1,010)

Other income (expense), net	14,432	8,048	3,401

Net income	$11,700	$5,166	$2,363
Less income attributable to predecessor	—	—	(407)

Limited partners' interest in net income	$11,700	$5,166	$1,956

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

(in thousands, except unit information or unless otherwise noted)

Note 17: Supplemental Information (Continued)

HILAND HOLDINGS GP, LP

STATEMENTS OF CASH FLOWS

	December 31, 2008	December 31, 2007	December 31, 2006
	(in thousands)
Cash flows from operating activities:
Net income	$11,700	$5,166	$2,363
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,147	1,147	733
Amortization of deferred loan cost	89	89	106
Unit based compensation	151	499	49
Earnings in Hiland Partners, LP	(14,545)	(8,146)	(4,517)
(Increase) decrease in current assets:
Accounts receivable—affiliates	4	(6)	470
Other current assets	(86)	(45)	(220)
Increase (decrease) in current liabilities:
Accounts payable—trade	359	(124)	101
Accounts payable—affiliates	(220)	381	(179)
Accrued liabilities and other	—	(285)	(15)

Net cash provided by (used in) operating activities	(1,401)	(1,324)	(1,109)

Cash flows from investing activities:
Investment in subsidiaries	(31)	(27)	(35,040)
Cash distributions received from subsidiaries	26,564	19,867	2,888

Net cash provided by (used in) investing activities	26,533	19,840	(32,152)

Cash flows from financing activities:
Proceeds from public offering-net of underwriter discount			139,617
Proceeds from long-term borrowings	350	100	35,255
Payments on long-term borrowings	—	—	(35,000)
Debt issuance costs	(1)	—	(350)
Public offering costs	—	—	(1,810)
Cash distribution to controlling members for net assets of Hiland Partners, GP, LLC	—	—	(101,812)
Capital contributions	—	—	500
Cash distribution to members of Hiland Partners GP, LLC	—	—	(1,750)
Cash distribution to controlling members	—	—	(1,052)
Cash distributions to unitholders	(25,025)	(18,695)	(285)

Net cash provided by (used in) financing activities	(24,676)	(18,595)	33,313

Increase (decrease) for the period	456	(79)	52
Beginning of period	105	184	132

End of period	$561	$105	$184

Supplementary information
Cash paid for interest	$37	$23	$5

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

(in thousands, except unit information or unless otherwise noted)

Note 18: Subsequent Events (unaudited)

        On January 15, 2009, the board of directors of the general partner of each of Hiland Holdings and Hiland Partners received a proposal from Harold Hamm to acquire all of the outstanding common units of each of Hiland Holdings and Hiland Partners that are not owned by Mr. Hamm, his affiliates or Hamm family trusts. Consummation of each transaction is conditioned upon the consummation of the other. The proposals contemplate a merger of each of Hiland Holdings and Hiland Partners with a separate new acquisition vehicle to be formed by Mr. Hamm and the Hamm family trusts. Under the terms proposed by Mr. Hamm, Hiland Holdings GP, LP unitholders would receive $3.20 in cash per common unit and Hiland Partners, LP unitholders would receive $9.50 in cash per common unit. Mr. Hamm is the Chairman of the board of directors of the general partner of each of Hiland Holdings and Hiland Partners. Mr. Hamm, either individually or together with his affiliates or the Hamm family trusts, beneficially owns 100% of Hiland Partners GP Holdings, LLC, the general partner of Hiland Holdings, and approximately 61% of the outstanding common units of Hiland Holdings. Hiland Holdings owns 100% of Hiland Partners' general partner and approximately 37% of Hiland Partners' outstanding common units.

        It is anticipated that the conflicts committee of the board of directors of the general partner of each of Hiland Holdings and Hiland Partners will consider the proposals. In reviewing the proposals, each conflicts committee has retained its own financial advisers and legal counsel to assist in its work. The boards of directors of the general partners of each of Hiland Holdings and Hiland Partners caution our unitholders and unitholders of Hiland Partners respectively, and others considering trading in the securities of Hiland Holdings and Hiland Partners, that each conflicts committee of the board of directors is reviewing its respective proposal and no decisions have been made by either conflicts committee of either board of directors with respect to the response of either us or Hiland Partners to the proposals. There can be no assurance that any agreement will be executed or that any transaction will be approved or consummated.

        On February 26, 2009, a unitholder of Hiland Holdings and Hiland Partners filed a complaint alleging direct and derivative claims on behalf of a purported class of common unitholders of Hiland Holdings and Hiland Partners against Hiland Partners, Hiland Holdings, the general partner of each of Hiland Holdings and Hiland Partners, and certain members of the board of directors of each of Hiland Holdings and Hiland Partners in the Court of Chancery of the State of Delaware. The complaint challenges a proposal made by Harold Hamm to acquire all of the outstanding common units of each of Hiland Holdings and Hiland Partners that are not owned by Mr. Hamm, his affiliates or Hamm family trusts. The complaint alleges, among other things, that the consideration offered is unfair and grossly inadequate, that the conflicts committee of the board of directors of the general partner of each of Hiland Holdings and Hiland Partners cannot be expected to act independently, and that the management of Hiland Holdings and Hiland Partners has manipulated its public statements to depress the price of the common units of Hiland Holdings and Hiland Partners. The plaintiffs seek to enjoin Hiland Partners, Hiland Holdings, and their respective board members from proceeding with any transaction that may arise from Mr. Hamm's going private proposal, along with compensatory damages. For more information on the going private proposal, please see Items 1. and 2. "Business and Properties—Recent Developments—Going Private Proposal."

HILAND HOLDINGS GP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

(in thousands, except unit information or unless otherwise noted)

Note 18: Subsequent Events (unaudited) (Continued)

        We cannot predict the outcome of this lawsuit, or others, nor can we predict the amount of time and expense that will be required to resolve the lawsuit. We dispute the merits of these claims and intend to vigorously defend against them. If the plaintiffs ultimately prevail in this lawsuit, our insurance coverage may not cover our total liabilities and expenses associated with the lawsuit as we have deductibles on certain aspects of the coverage. We currently hold insurance policies for the benefit of our current directors and officers.

        On January 27, 2009, we received a Deficiency Letter from NASDAQ indicating that we no longer comply with the audit committee composition requirements as set forth in Marketplace Rule 4350(d), which requires Hiland Partners GP Holdings, LLC, our general partner, to have an audit committee of at least three independent members. Following the resignation of Shelby E. Odell from the board of directors of our general partner on January 21, 2009, the audit committee of our general partner consists of only two independent members. Mr. Odell resigned from the board of directors of our general partner so that he would be eligible to serve as a member of the conflicts committee of the board of directors of Hiland Partners' general partner. In accordance with Marketplace Rule 4350(d)(4), NASDAQ has provided us a cure period to regain compliance until the earlier of our next annual unitholders' meeting or January 21, 2010, or, if the next annual unitholders' meeting is held before July 20, 2009, then we must evidence compliance no later than July 20, 2009.

        On January 13, 2009 and January 15, 2009, Hiland Partners entered into financial swap instruments related to forecasted natural gas sales in 2010 whereby Hiland Partners receives a fixed price and pays a floating price based on Colorado Interstate Gas ("CIG") basis differential to the contract NYMEX Henry Hub price for the relevant contract period as the underlying gas is sold. These series of derivative contracts related to forecasted natural gas sales in 2010 will be classified as cash flow hedges in accordance with SFAS 133 for the remainder of their respective contract periods.