Form 10-Q
period 2009-03-31
Hiland Holdings GP, LP
filed 2009-05-11
CIK 1363381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes    ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes    ☒     No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

The number of the registrant’s outstanding equity units as of May 5, 2009 was 21,607,500 common units.

HILAND HOLDINGS GP, LP

HILAND HOLDINGS GP, LP

Consolidated Balance Sheets

(in thousands, except unit amounts)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,091	$1,733
Accounts receivable:
Trade - net of allowance for doubtful accounts of $304	17,093	23,864
Affiliates	2,579	2,346
	19,672	26,210
Fair value of derivative assets	8,852	6,851
Other current assets	1,829	1,936
Total current assets	34,444	36,730

Property and equipment, net	351,544	349,159
Intangibles, net	39,241	40,780
Fair value of derivative assets	5,869	7,141
Other assets, net	1,599	1,750

Total assets	$432,697	$435,560

LIABILITIES AND PARTNERSHIP EQUITY
Current liabilities:
Accounts payable	$16,870	$22,833
Accounts payable-affiliates	3,784	7,823
Fair value of derivative liabilities	1,210	1,439
Accrued liabilities and other	5,815	3,168
Total current liabilities	27,679	35,263

Commitments and contingencies (Note 9)
Long-term debt	268,294	256,466
Asset retirement obligation	2,512	2,483

Partners’ equity:
Common unitholders (21,607,500 units issued and outstanding)	7,361	12,386
Accumulated other comprehensive income	5,807	5,233
Total limited partners’ equity	13,168	17,619
Noncontrolling partners’ interest in Hiland Partners	121,044	123,729
Total partners’ equity	134,212	141,348

Total liabilities and partners’ equity	$432,697	$435,560

The accompanying notes are an integral part of these consolidated financial statements.

HILAND HOLDINGS GP, LP

Consolidated Statements of Operations

For the Three Months Ended (Unaudited)

(in thousands, except per unit amounts)

	March 31,	March 31,
	2009	2008
Revenues:
Midstream operations
Third parties	$50,111	$89,253
Affiliates	1,032	1,021
Compression services, affiliate	1,205	1,205
Total revenues	52,348	91,479

Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	17,771	42,451
Midstream purchases -affiliate (exclusive of items shown separately below)	13,445	26,167
Operations and maintenance	7,695	6,769
Depreciation, amortization and accretion	10,258	9,216
Property impairments	950	—
General and administrative	3,827	2,684
Total operating costs and expenses	53,946	87,287
Operating (loss) income	(1,598)	4,192
Other income (expense):
Interest and other income	13	104
Amortization of deferred loan costs	(171)	(156)
Interest expense	(2,357)	(3,506)
Other income (expense), net	(2,515)	(3,558)
Net (loss) income	(4,113)	634
Less: Noncontrolling partners’ interest in (loss) income of Hiland Partners	(1,214)	(206)
Limited partners’ interest in net (loss) income	$(2,899)	$840

Net (loss) income per limited partners’ unit - basic	$(0.13)	$0.04
Net (loss) income per limited partners’ unit - diluted	$(0.13)	$0.04
Weighted average limited partners’ units outstanding - basic	21,608	21,603
Weighted average limited partners’ units outstanding - diluted	21,608	21,609

The accompanying notes are an integral part of these consolidated financial statements.

HILAND HOLDINGS GP, LP

Consolidated Statements of Comprehensive Income

For the Three Months Ended (Unaudited)

(in thousands)

	March 31,	March 31,
	2009	2008
Net (loss) income	$(4,113)	$634
Closed derivative transactions reclassified to income	(1,708)	2,055
Change in fair value of derivatives	2,282	(2,516)
Comprehensive (loss) income	$(3,539)	$173
Less: Comprehensive loss attributable to noncontrolling interest in Hiland Partners	(981)	(400)
Comprehensive (loss) income attributable to limited partners	$(2,558)	$573

The accompanying notes are an integral part of these consolidated financial statements.

HILAND HOLDINGS GP, LP

Consolidated Statements of Cash Flows

For the Three Months Ended (Unaudited)

(in thousands)

	March 31,	March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(4,113)	$634
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	10,219	9,184
Accretion of asset retirement obligation	39	32
Property impairments	950	—
Amortization of deferred loan cost	171	156
Loss (gain) on derivative transactions	(384)	401
Unit based compensation	356	409
Increase in other assets	(11)	(91)
(Increase) decrease in current assets:
Accounts receivable - trade	6,770	(5,569)
Accounts receivable - affiliates	(233)	80
Other current assets	107	(1,310)
Increase (decrease) in current liabilities:
Accounts payable	(2,307)	3,665
Accounts payable - affiliates	(4,038)	2,681
Accrued liabilities and other	2,641	473
Net cash provided by operating activities	10,167	10,745
Cash flows from investing activities:
Purchases of property and equipment	(15,683)	(10,403)
Proceeds from disposals of property and equipment	—	6
Net cash used in investing activities	(15,683)	(10,397)
Cash flows from financing activities:
Proceeds from long-term borrowings	12,000	9,000
Increase in deferred offering cost	—	(7)
Debt issuance costs	(9)	(317)
Proceeds from Hiland Partners, LP unit options exercise	1	611
Distributions held in trust refunded to Hiland Partners on forfeited unvested restricted common units	12	—
Payments on capital lease obligations	(165)	(107)
Cash distributions to noncontrolling partners of Hiland Partners, LP	(1,803)	(3,134)
Cash distributions to unitholders	(2,162)	(5,513)
Net cash provided by financing activities	7,874	533

Increase for the period	2,358	881
Beginning of period	1,733	10,602
End of period	$4,091	$11,483
Supplementary information
Cash paid for interest, net of amounts capitalized	$2,460	$3,226

The accompanying notes are an integral part of these consolidated financial statements

HILAND HOLDINGS GP, LP

Consolidated Statement of Changes in Partners’ Equity

For the Three Months Ended March 31, 2009 (Unaudited)

(in thousands)

			Noncontrolling
		Accumulated	Partners’
		Other	Interest in
	Common	Comprehensive	Hiland
	Unitholders	Income	Partners	Total

Balance, January 1, 2009	$12,386	$5,233	$123,729	$141,348
Periodic cash distributions	(2,162)	—	(1,803)	(3,965)
Unit based compensation	36	—	320	356
Distributions held in trust refunded to Hiland Partners on 2,750 forfeited unvested restricted common units	—	—	12	12
Other comprehensive income reclassified to income on closed derivative transactions	—	(1,708)	—	(1,708)
Change in fair value of derivatives	—	2,282	—	2,282
Net loss	(2,899)	—	(1,214)	(4,113)
Balance March 31, 2009	$7,361	$5,807	$121,044	$134,212

The accompanying notes are an integral part of this consolidated financial statement.

HILAND HOLDINGS GP, LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2009 and 2008

(in thousands, except unit information or unless otherwise noted)

Note 1: Organization, Basis of Presentation and Principles of Consolidation

Unless the context requires otherwise, references to “we”, “us,” “our,” “Hiland Holdings” or the “Partnership” are intended to mean the consolidated business and operations of Hiland Holdings GP, LP. References to “Hiland Partners” are intended to mean the consolidated business and operations of Hiland Partners, LP and its subsidiaries.

Hiland Holdings GP, LP, a Delaware limited partnership, was formed in May 2006 to own Hiland Partners GP, LLC, the general partner of Hiland Partners, LP, and certain other common and subordinated units in Hiland Partners. Hiland Partners GP, LLC was formed in October 2004 to hold the 2% general partner ownership interest in Hiland Partners and serve as its general partner. Hiland Partners GP, LLC manages the operations of Hiland Partners. In connection with the closing of our initial public offering, all of the membership interests in Hiland Partners GP, LLC were contributed to us. Hiland Partners GP, LLC constitutes our predecessor.

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

CGI operated in one segment, midstream, which involved the purchasing, gathering, compressing, dehydrating, treating, processing and marketing of natural gas and fractionating and marketing of natural gas liquids, or NGLs. CGI historically has owned all of Hiland Partners’ natural gas gathering, processing, treating and fractionation assets other than the Worland,  Bakken, Kinta Area and Woodford Shale gathering systems. Hiland Partners, LLC historically owned the Worland gathering system and compression services assets, which Hiland Partners acquired on February 15, 2005, and the Bakken gathering system. Since its initial public offering, Hiland Partners has operated in midstream and compression services segments. On September 26, 2005, Hiland Partners acquired Hiland Partners, LLC, which at such time owned the Bakken gathering system, consisting of certain southeastern Montana gathering assets, for $92.7 million, $35.0 million of which was used to retire outstanding Hiland Partners, LLC indebtedness. On May 1, 2006, Hiland Partners acquired the Kinta Area gathering assets from Enogex Gas Gathering, L.L.C., consisting of certain eastern Oklahoma gas gathering assets, for $96.4 million.  Hiland Partners financed this acquisition with $61.2 million of borrowings from its credit facility and $35.0 million of proceeds from the issuance to Hiland Partners GP, LLC, its general partner, of 761,714 common units and 15,545 general partner equivalent units, both at $45.03 per unit. Hiland Partners began construction of the Woodford Shale gathering system in the first quarter of 2007 and commenced initial start-up of its operations in April 2007. As of March 31, 2009, Hiland Partners has invested approximately $40.2 million in the Woodford Shale gathering system.  Hiland Partners began construction of the North Dakota Bakken gathering system in the fourth quarter of 2008 and commenced initial start-up of its operations in April 2009. As of March 31, 2009, Hiland Partners has invested approximately $18.9 million in the North Dakota Bakken gathering system.

The unaudited financial statements for the three months ended March 31, 2009 and 2008 included herein have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, which in the opinion of our management, are necessary for a fair presentation of our results for the interim periods. Such adjustments are considered to be of a normal recurring nature. Results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2009.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Concentration and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and receivables.  Hiland Partners places cash and cash equivalents with high-quality institutions and in money market funds. Hiland Partners derives its revenue from customers primarily in the oil and gas and utility industries. These industry concentrations have the potential to impact Hiland Partners’ overall exposure to credit risk, either positively or negatively, in that its customers could be affected by similar changes in economic, industry or other conditions. However, we believe that the credit risk posed by this industry concentration is offset by the creditworthiness of Hiland Partners’ customer base. Hiland Partners’ portfolio of accounts receivable is comprised primarily of mid-size to large domestic corporate entities.  The counterparties to Hiland Partners’ commodity based derivative instruments as of March 31, 2009 were BP Energy Company and Bank of Oklahoma, N.A.  The counterparty to Hiland Partners’ interest rate swap as of March 31, 2009 is Wells Fargo Bank, N.A.

Fair Value of Financial Instruments

Our financial instruments, which require fair value disclosure, consist primarily of cash and cash equivalents, accounts receivable, financial derivatives, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values, due to the short maturity of these instruments. Derivative instruments are reported in the accompanying consolidated financial statements at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). Fair value of our derivative instruments is determined based on management estimates through utilization of market data including forecasted forward natural gas and NGL prices as a function of forward New York Mercantile Exchange (“NYMEX”) natural gas and light crude prices and forecasted forward interest rates as a function of forward London Interbank Offered Rate (“LIBOR”) interest rates. The fair value of long-term debt approximates its carrying value due to the variable interest rate feature of such debt.

Interest Rate Risk Management

Hiland Partners is exposed to interest rate risk on its variable rate bank credit facility. Hiland Partners manages a portion of the interest rate exposure by utilizing an interest rate swap to convert a portion of variable rate debt into fixed rate debt. The swap fixes the one month LIBOR rate at the indicated rates for a specified amount of related debt outstanding over the term of the swap agreement. Hiland Partners has elected to designate the interest rate swap as a cash flow hedge for SFAS 133 accounting treatment. Accordingly, unrealized gains and losses relating to the interest rate swap are recorded in accumulated other comprehensive income until the related interest rate expense is recognized in earnings. Any ineffective portion of the gain or loss is recognized in earnings immediately.

Commodity Risk Management

Hiland Partners engages in price risk management activities in order to minimize the risk from market fluctuation in the prices of natural gas and NGLs. To qualify as an accounting hedge, the price movements in the commodity derivatives must be highly correlated with the underlying hedged commodity. Gains and losses related to commodity derivatives that qualify as accounting hedges are recognized in income when the underlying hedged physical transaction closes and are included in the consolidated statement of operations as revenues from midstream operations. Gains and losses related to commodity derivatives that are not designated as accounting hedges or do not qualify as accounting hedges are recognized in income immediately and are included in revenues from midstream operations in the consolidated statement of operations.

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

Currently, Hiland Partners’ derivative financial instruments that qualify for hedge accounting are designated as cash flow hedges. The cash flow hedge instruments hedge the exposure of variability in expected future cash flows that is attributable to a particular risk. The effective portion of the gain or loss on these derivative instruments is recorded in accumulated other comprehensive income in partners’ equity and reclassified into earnings in the same period in which the hedged transaction closes. The assets or liabilities related to the derivative instruments are recorded on the balance sheet as fair value of derivative assets or liabilities. Any ineffective portion of the gain or loss is recognized in earnings immediately.

Long Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, Hiland Partners evaluates its long-lived assets of identifiable business activities for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on management’s estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a provision for loss if the carrying value is greater than the fair value. For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is re-determined when related events or circumstances change.

When determining whether impairment of one of Hiland Partners’ long-lived assets has occurred, Hiland Partners must estimate the undiscounted future cash flows attributable to the asset or asset group. The estimate of cash flows is based on assumptions regarding the volume of reserves providing asset cash flow and future NGL product and natural gas prices. The amount of reserves and drilling activities are dependent in part on crude oil and natural gas prices. Projections of reserves and future commodity prices are inherently subjective and contingent upon a number of variable factors, including, but not limited to:

•   changes in general economic conditions in regions in which the Partnership’s assets are located;

•   the availability and prices of NGLs and NGL products and competing commodities;

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

In March 2009, as a result of volumes declines at natural gas gathering systems located in Texas and Mississippi, combined with significantly reduced natural gas prices, Hiland Partners recognized impairment charges of $950.  No impairment charges were recognized during the comparable period in 2008.

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

Noncontrolling Partners’ Interest in Hiland Partners

The noncontrolling partners’ interest in Hiland Partners presented in partners’ equity on our consolidated balance sheets as of March 31, 2009 and December 31, 2008 reflects the outside ownership interest of Hiland Partners. This noncontrolling partners’ interest in Hiland Partners presented as “Minority interests” in the mezzanine section of the balance sheet at December 31, 2008 has been reclassified to the partners’ equity section on the consolidated balance sheet in accordance with SFAS No. 160, “Noncontrolling

Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). The noncontrolling partners’ interest in income (loss) of Hiland Partners is calculated by multiplying the noncontrolling partners’ proportionate ownership of limited partner units in Hiland Partners by the limited partners’ allocation of Hiland Partners’ net income (loss). Hiland Partners’ net income (loss) is allocated to its limited partners and its general partner based on the proportionate share of the cash distributions declared for the period, with adjustments made for incentive distributions specifically allocated to its general partner. All amounts we have received from Hiland Partners’ issuance and sale of limited partner units have been recorded as increases to the noncontrolling partners’ interest in Hiland Partners in the partners’ equity section on the consolidated balance sheet.

Contributions to Subsidiary

The Partnership directly and indirectly owns all of the equity interests in Hiland Partners GP, LLC, the general partner of Hiland Partners. Hiland Partners GP, LLC is required to make contributions to Hiland Partners each time Hiland Partners issues common units in order to maintain its 2% general partner ownership in Hiland Partners. Hiland Holdings was required to contribute $1 and $12 for the three months ended March 31, 2009 and 2008, respectively.

Recent Accounting Pronouncements

On April 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP141(R)-1”).  FSP 141(R)-1 amends and clarifies SFAS 141, revised 2007, “Business Combinations” to address application issues on initial and subsequent recognition, measurement, accounting and disclosure of assets and liabilities arising from contingencies in a business combination.  FSP 141(R)-1 is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. FSP 141(R)-1 was adopted effective January 1, 2009 and did not have a material impact on our financial statements and disclosures therein.

On April 25, 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. In determining the useful life of an acquired intangible asset, FSP 142-3 removes the requirement from SFAS 142 for an entity to consider whether renewal of the intangible asset requires significant costs or material modifications to the related arrangement. FSP 142-3 also replaces the previous useful life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal.  FSP 142-3 was adopted effective January 1, 2009 and will apply to future business combinations.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of SFAS 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for periods prior to its initial adoption. SFAS 161 amended the qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS 133 and generally increased the level of aggregation/disaggregation required in an entity’s financial statements. SFAS 161 was adopted effective January 1, 2009 and did not have a material impact on our financial statements and disclosures therein.

On March 12, 2008, the Emerging Issues Task Force (“EITF”) reached consensus opinion on EITF Issue 07-4, “Application of the two-class method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” (“EITF 07-4”), which the FASB ratified at its March 26, 2008 meeting.  EITF 07-4 requires the calculation of a Master Limited Partnership’s (“MLPs”) net earnings per limited partner unit for each period presented according to distributions declared and participation rights in undistributed earnings as if all of the earnings for that period had been distributed. In periods with undistributed earnings above specified levels, the calculation per the two-class method results in an increased allocation of such undistributed earnings to the general partner and a dilution of earnings to the limited partners.  EITF 07-4 is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented.  EITF 07-4 was adopted effective January 1, 2009 and did not have a significant impact on our financial statements and disclosures therein.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) amends and replaces SFAS 141, but retains the fundamental requirements in SFAS 141 that the purchase method of accounting be used for all business combinations and an acquirer be identified for each business combination. SFAS 141(R) provides for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. SFAS 141(R) provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141(R) also determines what information to disclose to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) was adopted effective January 1, 2009 and will apply to future business combinations.

 In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 was adopted effective January 1, 2008, at which time no financial assets or liabilities, not previously required to be recorded at fair value by other authoritative literature, were designated to be recorded at fair value.  As such, the adoption of SFAS 159 did not have any impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) such as fair value hierarchy used to classify the source of information used in fair value measurements (i.e., market based or non-market based) and expands disclosure about fair value measurements based on their level in the hierarchy.  SFAS 157 applies to derivatives and other financial instruments, which SFAS 133 requires be measured at fair value at initial recognition and for all subsequent periods. SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157’s hierarchy defines three levels of inputs that may be used to measure fair value. Level 1 refers to assets that have observable market prices, level 2 assets do not have an “observable price” but do have inputs that are based on such prices in which components have observable data points and level 3 refers to assets in which one or more of the inputs do not have observable prices and calibrated model parameters, valuation techniques or management’s assumptions are used to derive the fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We elected to implement SFAS 157 prospectively in the first quarter of 2008 with the one-year deferral permitted by FASB Staff Position (FSP) 157-2 for nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed on a recurring basis (at least annually). The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plants and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations and restructuring costs for which we use fair value. SFAS 157 was adopted effective January 1, 2009 and did not have a material impact on our financial statements.  See Note 6 “Fair Value Measurements.”

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent (minority interest) be clearly identified, labeled and presented in the consolidated balance sheet within equity, but separate from the parent’s equity. SFAS 160 requires the equity amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement and that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently and similarly as equity transactions. Consolidated net income and comprehensive income are now determined without deducting minority interest; however, earnings-per-share information continues to be calculated on the basis of the net income attributable to the parent’s shareholders.  Additionally, SFAS 160 establishes a single method for accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and that the parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 was adopted effective January 1, 2009 and did not have a material impact on our financial position, results of operations or cash flows.

Certain adjustments have been made to prior period information to conform to current period presentation related to our adoption of SFAS 160, which establishes new accounting and reporting standards for the noncontrolling partners’ interest in Hiland Partners.  Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interests) as equity in the consolidated financial statements and separate from our limited partners’ equity.  The amount of net income attributable to the noncontrolling interest will now be included in consolidated net income on the face of the statement of operations.  SFAS 160 also includes expanded disclosure requirements regarding our limited partners’ interest and the noncontrolling partners’ interest.  The adoption of SFAS 160 on January 1, 2009 did not have a significant impact on our financial position, results of operations or cash flows.  However, it did result in certain changes to our financial statement presentation, including the change in classification of noncontrolling interest (minority interests) from liabilities to equity on the consolidated balance sheet.

Upon adoption of SFAS 160 effective January 1, 2009, we reclassified $125,851 from minority interests liabilities to noncontrolling partners’ interest in Hiland Partners, of which $123,729 is a separate component of equity and $2,122 is an increase to accumulated other comprehensive income, also a component of equity, in our consolidated balance sheet as of December 31, 2008.  In addition, we reclassified $209 of minority interest in loss of Hiland Partners to net loss attributable to noncontrolling partners’ interest in loss of Hiland Partners in our consolidated statement of operations for the three months ended March 31, 2008.  Net income per limited partner unit has not been affected as a result of the adoption of SFAS 160.

Note 2: Recent Events

On April 20, 2009, the conflicts committee of the board of directors of the general partner of each of the Partnership and Hiland Partners received a letter from Harold Hamm amending his January 15, 2009 proposal to acquire all of the outstanding common units of each of the Partnership and Hiland Partners that are not owned by Mr. Hamm, his affiliates or Hamm family trusts.  Under the revised terms proposed by Mr. Hamm, the Partnership unitholders would receive $2.40 in cash per common unit, reduced from $3.20 in cash per common unit under the January 15, 2009 proposal.  Hiland Partners unitholders would receive $7.75 in cash per common unit, reduced from $9.50 in cash per common unit under the January 15, 2009 proposal.  Other than the reduced merger consideration, Mr. Hamm has not modified the original proposals. Consummation of each transaction is conditioned upon the consummation of the other and subject to the approval of a majority of the public unitholders of each of the Partnership and Hiland Partners.  The proposals contemplate a merger of each of the Partnership and Hiland Partners with a separate new acquisition vehicle to be formed by Mr. Hamm and the Hamm family trusts.  Mr. Hamm is the Chairman of the board of directors of the general partner of each of the Partnership and Hiland Partners.  Mr. Hamm, either individually or together with his affiliates or the Hamm family trusts, beneficially owns 100% of Hiland Partners GP Holdings, LLC, the general partner of the Partnership, and approximately 61% of the outstanding common units of the Partnership.  The Partnership owns 100% of Hiland Partners’ outstanding subordinated units and approximately 37% of Hiland Partners’ outstanding common units.

The conflicts committee of the board of directors of the general partner of each of the Partnership and Hiland Partners is considering the proposals and any potential alternative available to each of the Partnership and Hiland Partners.  In reviewing the proposals and potential available alternatives, each conflicts committee has retained its own financial advisers and legal counsel to assist in its work. Each conflicts committee of the boards of directors is reviewing its respective proposal and no decisions have been made by either conflicts committee of either board of directors with respect to the response of either us or Hiland Partners to the proposals.  There can be no assurance that any agreement will be executed or that any transaction will be approved or consummated.

Two unitholder class action lawsuits were recently filed in the Court of Chancery of the State of Delaware challenging the proposal made by Mr. Hamm to acquire all of the outstanding common units of each of the Partnership and Hiland Partners that are not owned by Mr. Hamm, his affiliates or Hamm family trusts.

On May 1, 2009, a unitholder of the Partnership and Hiland Partners filed a complaint alleging claims on behalf of (i) a purported class of common unitholders of the Partnership and (ii) a purported class of common unitholders of Hiland Partners against the Partnership, Hiland Partners, the general partner of each of the Partnership and Hiland Partners, and the members of the board of directors of each of the Partnership and Hiland Partners. The complaint alleges, among other things, that the original consideration and revised consideration offered by Mr. Hamm is unfair and inadequate, that the board of directors of the general partner of each of the Partnership and Hiland Partners cannot be expected to act independently, and that Mr. Hamm and the management of the Partnership and Hiland Partners have manipulated their public statements to depress the price of the common units of the Partnership and Hiland Partners. The plaintiffs seek to enjoin the Partnership, Hiland Partners, and their respective board members from proceeding with any transaction that may arise from Mr. Hamm’s going private proposal, along with compensatory damages.

On February 26, 2009, a unitholder of the Partnership and Hiland Partners filed a complaint alleging claims on behalf of a purported class of common unitholders of the Partnership and Hiland Partners against the Partnership, Hiland Partners, the general partner of each of the Partnership and Hiland Partners, and certain members of the board of directors of each of the Partnership and Hiland Partners.  The complaint alleges, among other things, that the consideration offered is unfair and grossly inadequate, that the conflicts committee of the board of directors of the general partner of each of the Partnership and Hiland Partners cannot be expected to act independently, and that the management of the Partnership and Hiland Partners has manipulated its public statements to depress the price of the common units of the Partnership and Hiland Partners.

The plaintiffs in each lawsuit seek to enjoin the Partnership, Hiland Partners, and their respective board members from proceeding with any transaction that may arise from Mr. Hamm’s going private proposal, along with compensatory damages.  We cannot predict the outcome of these lawsuits, or others, nor can we predict the amount of time and expense that will be required to resolve the lawsuits.

Note 3: Property and Equipment and Asset Retirement Obligations

Property and equipment consisted of the following for the periods indicated:

	As of	As of
	March 31,	December 31,
	2009	2008
Land	$295	$295
Construction in progress	21,563	15,583
Midstream pipeline, plants and compressors	416,205	410,330
Compression and water injection equipment	19,418	19,391
Other	4,754	4,621
	462,235	450,220
Less: accumulated depreciation and amortization	110,691	101,061
	$351,544	$349,159

During the three months ended March 31, 2009 and 2008, we capitalized interest of $62 and $131, respectively. Hiland Partners recognized $950 of property impairment charges related to natural gas gathering systems in Texas and Mississippi during the three months ended March 31, 2009. Hiland Partners incurred no impairment charges during the three months ended March 31, 2008.

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), we have recorded the fair value of liabilities for asset retirement obligations in the periods in which they are incurred and corresponding increases in the carrying amounts of the related long-lived assets. The asset retirement costs are subsequently allocated to expense using a systematic and rational method and the liabilities are accreted to measure the change in liability due to the passage of time. The provisions of SFAS 143 primarily apply to dismantlement and site restoration of certain of Hiland Partners’ plants and pipelines. We have evaluated its asset retirement obligations as of March 31, 2009 and have determined that revisions in the carrying values are not necessary at this time.

The following table summarizes our activity related to asset retirement obligations for the indicated period:

Asset retirement obligation, January 1, 2009	$2,483
Less: obligation extinguished	(10)
Add: accretion expense	39
Asset retirement obligation, March 31, 2009	$2,512

Note 4:   Intangible Assets

Intangible assets consist of the acquired value of customer relationships, existing contracts to purchase, gather and sell natural gas and other NGLs and compression contracts, which do not have significant residual value. The customer relationships and the contracts are being amortized over their estimated lives of ten years. We review intangible assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. If such a review should indicate that the carrying amount of intangible assets is not recoverable, we reduce the carrying amount of such assets to fair value based on the discounted probable cash flows of the intangible assets. No impairments of intangible assets were recorded during the three months ended March 31, 2009 or 2008.

Intangible assets consisted of the following for the periods indicated:

	As of	As of
	March 31,	December 31,
	2009	2008
Gas sales contracts	$32,564	$32,564
Compression contracts	18,515	18,515
Customer relationships	10,492	10,492
	61,571	61,571
Less accumulated amortization	22,330	20,791
Intangible assets, net	$39,241	$40,780

During each of the three months ended March 31, 2009 and 2008, we recorded $1,539 of amortization expense. Estimated aggregate amortization expense for the remainder of 2009 is $4,619 and $6,157 for each of the four succeeding fiscal years from 2010 through 2013 and a total of $9,994 for all years thereafter.

Note 5: Derivatives

Interest Rate Swap

Hiland Partners is subject to interest rate risk on its credit facility and has entered into an interest rate swap to reduce this risk. Hiland Partners entered into a one year interest rate swap agreement with its counterparty on October 7, 2008 for the period from January 2009 through December 2009 at a rate of 2.245% on a notional amount of $100.0 million. The swap fixes the one month LIBOR rate at 2.245% for the notional amount of debt outstanding over the term of the swap agreement.  During the three months ended March 31, 2009, one month LIBOR interest rates were lower than the contracted fixed interest rate of 2.245%.  Consequently, Hiland Partners incurred additional interest expense of $443 upon monthly settlements of the interest rate swap agreement.

The following table provides information about Hiland Partners’ interest rate swap at March 31, 2009 for the periods indicated:

			Fair Value
	Notional	Interest	Asset
Description and Period	Amount	Rate	(Liability)
Interest Rate Swap
April 2009 - December 2009	$100,000	2.245%	$(1,210)

Commodity Swaps

Hiland Partners has entered into certain derivative contracts that are classified as cash flow hedges in accordance with SFAS 133 which relate to forecasted natural gas sales in 2009 and 2010. At December 31, 2008, the mark-to-market cash flow derivative related to forecasted natural gas sales in 2010 did not qualify for cash flow hedge accounting.  In January 2009, Hiland Partners entered into derivative contracts related to the same forecasted natural gas sales in 2010 whereby Hiland Partners receives a floating NYMEX index price less fixed differentials and pays a floating price based on a Colorado Interstate Gas (“CIG”) index price for the same relevant volumes and contract period as the underlying natural gas is sold.  The coupled derivative contracts for natural gas sales in 2010 qualify for cash flow hedge accounting in accordance with SFAS 133 for the remainder of their respective contract periods.  Hiland Partners entered into these financial swap instruments to hedge forecasted natural gas sales against the variability in expected future cash flows attributable to changes in commodity prices. Under these swap agreements with its counterparties, Hiland Partners receives a fixed price and pays a floating price based on certain indices for the relevant contract period as the underlying natural gas is sold.

Hiland Partners formally documents all relationships between hedging instruments and the items being hedged, including its risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures, the “sold fixed for floating price” or “buy fixed for floating price” contracts, to the forecasted transactions. Hiland Partners assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items. Highly effective is deemed to be a correlation range from 80% to 125% of the change in cash flows of the derivative in offsetting the cash flows of the hedged transaction. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in natural gas reference prices under a hedging instrument and actual natural gas prices, Hiland Partners will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings. Hiland Partners assesses effectiveness using regression analysis and ineffectiveness using the dollar offset method.

Derivatives are recorded on our consolidated balance sheet as assets or liabilities at fair value. For derivatives qualifying as hedges, the effective portion of changes in fair value is recognized in partners’ equity as accumulated other comprehensive income (loss) and reclassified to earnings when the underlying hedged physical transaction closes. The ineffective portions of qualifying derivatives are recognized in earnings as they occur. Actual amounts that will be reclassified will vary as a result of future changes in prices. Hedge ineffectiveness is recorded in income while the hedge contract is open and may increase or decrease until settlement of the contract. Realized cash gains and losses on closed/settled instruments and hedge ineffectiveness are reflected in the contract month being hedged as an adjustment to our midstream revenue.

On May 27, 2008, Hiland Partners entered into a financial swap instrument related to forecasted natural gas sales in 2010 whereby Hiland Partners receives a fixed price and pays a floating price based on NYMEX Henry Hub index pricing for the relevant contract period as the underlying natural gas is sold. At December 31, 2008, this financial swap instrument did not qualify for hedge accounting as there was inadequate correlation between NYMEX Henry Hub index prices and actual prices received for the natural gas sold. On January 13, 2009 and January 15, 2009, Hiland Partners entered into two derivative contracts related to forecasted natural gas sales in 2010 whereby Hiland Partners receives a floating NYMEX Henry Hub index price less differentials of $2.25 and $2.13, respectively, and pays a CIG index price for the same relevant volumes and contract period as the underlying natural gas related to the May 27, 2008 derivative contract is sold.  The coupling of these derivative contracts related to forecasted natural gas sales in 2010 are classified as cash flow hedges in accordance with SFAS 133 for the remainder of their respective contract periods.

The following table summarizes Hiland Partners’ activity related to derivative transactions for the indicated periods:

	Three Months Ended
	March 31,
	2009	2008
Net gains (losses) on closed/settled transactions reclassified from (to) accumulated other comprehensive income	$1,708	$(2,055)
Increases (decreases) in fair values of open derivatives recorded to (from) accumulated other comprehensive income	$2,282	$2,516
Unrealized non-cash gains (losses) on ineffective portions of qualifying derivative transactions	$384	$(401)

At March 31, 2009, Hiland Partners’ accumulated other comprehensive income was $5,807. Of this amount, Hiland Partners anticipates $5,629 will be reclassified to earnings during the next twelve months and $178 will be reclassified to earnings in subsequent periods.

The fair value of derivative assets and liabilities are as follows for the indicated periods:

	As of	As of
	March 31,	December 31,
	2009	2008
Fair value of derivative assets - current	$8,852	$6,851
Fair value of derivative assets - long term	5,869	7,141
Fair value of derivative liabilities - current	(1,210)	(1,439)
Fair value of derivative liabilities - long term	—	—
Net fair value of derivatives	$13,511	$12,553

The terms of Hiland Partners’ derivative contracts currently extend as far as December 2010. Hiland Partners’ counterparties to its commodity-based derivative instruments are BP Energy Company and Bank of Oklahoma, N.A. The counterparty to Hiland Partners’ interest rate swap is Wells Fargo Bank, N.A.

The following table provides information about Hiland Partners’ commodity derivative instruments at March 31, 2009 for the periods indicated:

		Average
		Fixed	Fair Value
Description and Production Period	Volume	Price	Asset
	(MMBtu)	(per MMBtu)
Natural Gas - Sold Fixed for Floating Price Swaps
April 2009 - March 2010	2,136,000	$7.55	$8,852
April 2010 - December 2010	1,602,000	$8.31	5,869
			$14,721

Note 6:   Fair Value Measurements

We adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) beginning in the first quarter of 2008.  We adopted FSP 157-2 for nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed on a recurring basis (at least annually) effective January 1, 2009, which applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plants and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations and restructuring costs for which we use fair value. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in GAAP such as fair value hierarchy used to classify the source of information used in fair value measurements (i.e., market based or non-market based) and expands disclosure about fair value measurements based on their level in the hierarchy.  SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157’s hierarchy defines three levels of inputs that may be used to measure fair value. Level 1 refers to assets that have observable market prices, level 2 assets do not have an “observable price” but do have inputs that are based on such prices in which components have observable data points and level 3 refers to assets in which one or more of the inputs do not have observable prices and calibrated model parameters, valuation techniques or management’s assumptions are used to derive the fair value.

SFAS 133 requires derivatives and other financial instruments be measured at fair value at initial recognition and for all subsequent periods.  We use the fair value methodology outlined in SFAS 157 to value assets and liabilities for our outstanding fixed price cash flow swap derivative contracts. Valuations of our natural gas derivative contracts are based on published forward price curves for natural gas and, as such, are defined as Level 2 fair value hierarchy assets and liabilities. We value our interest rate-based derivative on a comparative mark-to-market value received from our counterparty. The following table represents the fair value hierarchy for Hiland Partners’ assets and liabilities measured at fair value on a recurring basis at March 31, 2009:

	Level 1	Level 2	Level 3	Total

Commodity—based derivative assets	$—	$14,721	$—	$14,721
Interest—based derivative liabilities	—	—	(1,210)	(1,210)
Total	$—	$14,721	$(1,210)	$13,511

The following table provides a summary of changes in the fair value of Hiland Partners’ Level 3 interest rate-based derivatives for the three months ended March 31, 2009:

Balance, January 1, 2009	$(1,439)
Cash settlements from other comprehensive income	443
Change in fair value of derivative	(214)
Balance, March 31, 2009	$(1,210)

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Hiland Partners reviews properties for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such property. Hiland Partners compares each property’s estimated expected future cash flows to the carrying amount of the property to determine if the carrying amount is recoverable. If the carrying amount of the property exceeds its estimated undiscounted future cash flows, the carrying amount of the property is reduced to its estimated fair value. Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two.  In the discounted cash flow method, estimated future cash flows are based on management’s expectations for the future and include estimates of future oil and gas reserves, commodity prices based on commodity futures price strips as of the date of the estimate, operating and development costs, and a risk-adjusted discount rate.

As a result of volumes declines combined with significantly reduced natural gas prices, Hiland Partners determined that carrying amounts totaling approximately $950 related to natural gas gathering systems located in Texas and Mississippi were not recoverable from future cash flows and, therefore, were impaired at March 31, 2009.  Hiland Partners reduced the carrying amounts of these nonrecurring level 3 hierarchy assets to their estimated fair values of approximately $249 by using the discounted cash flow method described above, as comparable market data was not available.

Note 7: Long-Term Debt

Long-term debt consisted of the following for the indicated periods:

	As of	As of
	March 31,	December 31,
	2009	2008
Hiland Partners-revolving credit facility	$264,064	$252,064
Hiland Holdings-revolving credit facility	705	705
Capital lease obligations	4,886	5,051
	269,655	257,820
Less current portion:
Capital lease obligations	656	649
Hiland Holdings-revolving credit facility	705	705
Long-term debt	$268,294	$256,466

Hiland Partners Credit Facility

Hiland Partners borrowing capacity under its senior secured revolving credit facility, as amended, is $300 million consisting of a $291 million senior secured revolving credit facility to be used for funding acquisitions and other capital expenditures, issuance of letters of credit and general corporate purposes (the “Acquisition Facility”) and a $9.0 million senior secured revolving credit facility to be used for working capital and to fund distributions (the “Working Capital Facility”).

In addition, Hiland Partners senior secured revolving credit facility provides for an accordion feature, which permits Hiland Partners, if certain conditions are met, to increase the size of the Acquisition Facility by up to $50 million and allows for the issuance of letters of credit of up to $15 million in the aggregate. The senior secured revolving credit facility also requires Hiland Partners to meet certain financial tests, including a maximum consolidated funded debt to EBITDA ratio of 4.0:1.0 as of the last day of any fiscal quarter; provided that in the event that Hiland Partners makes certain permitted acquisitions or capital expenditures, this ratio may be increased to 4.75:1.0 for the three fiscal quarters following the quarter in which such acquisition or capital expenditure occurs; and a minimum interest coverage ratio of 3.0:1.0. The credit facility will mature in May 2011. At that time, the agreement will terminate and all outstanding amounts thereunder will be due and payable.

Due to the recent decline in natural gas and NGL prices, Hiland Partners believes that its cash generated from operations will decrease for the remainder of 2009 relative to comparable periods in 2008. Hiland Partners’ senior secured revolving credit facility requires it to meet certain financial tests, including a maximum consolidated funded debt to EBITDA covenant ratio of 4.0:1.0 as of the last day of any fiscal quarter; provided that in the event that Hiland Partners makes certain permitted acquisitions or capital expenditures, this ratio may be increased to 4.75:1.0 for the three fiscal quarters following the quarter in which such acquisition or capital expenditure occurs. Hiland Partners met the permitted capital expenditure requirements for the four quarter period ended March 31, 2009 and elected to increase the ratio to 4.75:1.0 on March 31, 2009. During this step-up period, the applicable margin with respect to loans under the credit facility increases by 35 basis points per annum and the unused commitment fee increases by 12.5 basis points per annum. Unless this ratio is amended, Hiland Partners’ debt is restructured or Hiland Partners receives an infusion of equity capital, management expects that Hiland Partners will be in violation of the maximum funded debt to EBITDA covenant ratio contained in its senior secured revolving credit facility as early as the second quarter of 2009.  Management has initiated discussions with certain lenders under Hiland Partners’ credit facility as to potential ways to address the expected covenant violation. While no potential solution has been agreed to, Hiland Partners would expect that any solution would likely require the assessment of fees and increased rates, the infusion of additional equity capital or the incurrence of subordinated indebtedness by Hiland Partners, and the suspension of distributions for a certain period of time. There can be no assurance that any such agreement will be reached with the lenders or that any required equity or debt financing will be available to Hiland Partners.

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

Indebtedness under Hiland Partners’ credit facility will bear interest, at its option, at either (i) an Alternate Base Rate plus an applicable margin ranging from 50 to 125 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 150 to 225 basis points per annum based on its ratio of consolidated funded debt to EBITDA. The Alternate Base Rate is a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the Federal Funds effective rate in effect on such day plus  1/2 of 1%. Hiland Partners has elected for the indebtedness to bear interest at LIBOR plus the applicable margin. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 1.0%. An unused commitment fee ranging from 25 to 50 basis points per annum based on our ratio of consolidated funded debt to EBITDA will be payable on the unused portion of the credit facility. During the step-up period, the applicable margin with respect to loans under the credit facility will be increased by 35 basis points per annum and the unused commitment fee will be increased by 12.5 basis points per annum. At March 31, 2009, the interest rate on outstanding borrowings from Hiland Partners’ credit facility was 3.15%.

Hiland Partners is subject to interest rate risk on its credit facility and has entered into an interest rate swap to reduce this risk. See Note 5 “Derivatives” for a discussion of Hiland Partners’ interest rate swap.

The credit facility prohibits Hiland Partners from making distributions to unitholders if any default or event of default, as defined in the credit facility, has occurred and is continuing or would result from such distributions. In addition, the credit facility contains various covenants that limit, among other things, subject to certain exceptions and negotiated “baskets,” Hiland Partners’ ability to incur indebtedness, grant liens, make certain loans, acquisitions and investments, make any material changes to the nature of its business, amend its material agreements, including its Omnibus Agreement, which contains non-compete and indemnity provisions with affiliates, or enter into a merger, consolidation or sale of assets.

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

As of March 31, 2009, Hiland Partners had $264.1 million outstanding under this credit facility and was in compliance with its financial covenants.

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

Indebtedness under the credit facility bears interest, at our option, at either (i) an Alternate Base Rate plus an applicable margin ranging from 100 to 150 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 200 to 250 basis points per annum in each case based on our ratio of consolidated funded debt to EBITDA. The Alternate Base Rate is equal to the greatest of (a) the prime rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the federal funds effective rate in effect on such day plus 1/2 of 1%. We have elected for the indebtedness to bear interest at LIBOR plus the applicable margin. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 2.0%. A commitment fee ranging from 25 to 50 basis points per annum based on our ratio of consolidated funded debt to EBITDA will be payable on the average daily unused portion of the credit facility for the quarter most recently ended. At March 31, 2009, the interest rate on outstanding borrowings from our credit facility was 2.55%.

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

The amount we may borrow under the credit facility is limited to the lesser of: (i) 50% of the sum of the value of the Hiland Partners common and subordinated units and certain other assets held by us and certain of our subsidiaries at the end of each fiscal quarter and (ii) the maximum available amount of the credit facility (currently $25.0 million).  For purposes of this calculation, the value of (i) the Hiland Partners common units on any date shall be the closing price for such units as reflected on the NASDAQ National Market on any date and (ii) the Hiland Partners subordinated units on any date shall be deemed to equal 85% of the value of the Hiland Partners common units on such date.  At March 31, 2009, the borrowing base was $19.8 million.

The credit facility prohibits us from making distributions to unitholders if any default or event of default, as defined in the credit facility, has occurred and is continuing or would result from such distributions. In addition, the credit facility contains various covenants that limit, among other things, subject to certain exceptions and negotiated “baskets,” our ability to incur indebtedness, grant liens, enter into agreements restricting our ability to grant liens on our assets or amend the credit facility, make certain loans, acquisitions and investments or enter into a merger, consolidation or sale of assets.

The credit facility limits distributions to our unitholders to our available cash, as defined in our partnership agreement. Restricted payments under the credit facility are subject to an annual “clean-down” period of 15 consecutive days in which the amount outstanding that relates to funding the restricted payments under the credit facility must be reduced to zero.

As of March 31, 2009, we had $0.7 million outstanding under this credit facility and were in compliance with our financial covenants. The outstanding $0.7 million, which matures on September 25, 2009, is included in accrued liabilities and other in the balance sheet.

Capital Lease Obligations

During the third quarter of 2007, Hiland Partners incurred two separate capital lease obligations at its Bakken and Badlands gathering systems. Under the terms of a capital lease agreement for a rail loading facility and an associated products pipeline at its Bakken gathering system, Hiland Partners has agreed to repay a counterparty a predetermined amount over a period of eight years. Once fully paid, title to the leased assets will transfer to Hiland Partners no later than the end of the eight-year period commencing from the inception date of the lease. Hiland Partners also incurred a capital lease obligation to a counterparty for the aid to construct several electric substations at its Badlands gathering system which, by agreement, will be repaid in equal monthly installments over a period of five years.

During the three months ended March 31, 2009 and 2008, Hiland Partners made principal payments of $165 and $107, respectively, on the above described capital lease obligations.  The current portion of the capital lease obligations presented in the table above is included in accrued liabilities and other in the balance sheet.

Note 8:  Share-Based Compensation

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

As provided for in the long-term incentive plan, each non-employee board member of Hiland Partners GP Holdings, LLC on each anniversary date of the initial reward is entitled to receive an additional 1,000 restricted common units. We issued no restricted units during the three months ended March 31, 2009. Non-cash unit based compensation expense related to restricted units issued is to be recognized over their respective four-year vesting period on the graded vesting attribution method. The following table summarizes information about our restricted units for the three months ended March 31, 2009.

		Weighted
		Average
		Fair Value
		At Grant
Restricted Units	Units	Date ($)

Unvested at January 1, 2009	16,500	$22.52
Granted	—
Vested	—
Forfeited	—
Unvested at March 31, 2009	16,500	$22.52

We recorded non-cash compensation expense related to the restricted units of $36 and $35 for the three months ended March 31, 2009 and 2008, respectively. We will record additional non-cash unit based compensation expense of $181 over the next four years.

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

Hiland Partners GP, LLC’s board of directors or compensation committee may, in their discretion, terminate, suspend or discontinue the long-term incentive plan at any time with respect to any units for which a grant has not yet been made. Hiland Partners GP, LLC’s board of directors or its compensation committee also has the right to alter or amend the long-term incentive plan or any part of the plan from time to time, including increasing the number of units that may be granted, subject to unitholder approval if required by the exchange upon which the common units are listed at that time. No change in any outstanding grant may be made, however, that would materially impair the rights of the participant without the consent of the participant. Under the unit option grant agreement, granted options of common units vest and become exercisable in one-third increments on the anniversary of the grant date over three years. Vested options are exercisable within the option’s contractual life of ten years after the grant date. Restricted common units granted vest and become exercisable in one-fourth increments on the anniversary of the grant date over four years. A restricted unit is a common unit that is subject to forfeiture, and upon vesting, the grantee receives a common unit that is not subject to forfeiture. Distributions on unvested restricted common units are held in trust by Hiland Partners’ general partner until the units vest, at which time the distributions are distributed to the grantee. Granted phantom common units are generally more flexible than restricted units and vesting periods and distribution rights may vary with each grant. A phantom unit is a common unit that is subject to forfeiture and is not considered issued until it vests. Upon vesting, holders of phantom units will receive (i) a common unit that is not subject to forfeiture, cash in lieu of the delivery of such unit equal to the fair market value of the unit on the vesting date, or a combination thereof, at the discretion of Hiland Partners’ general partner’s board of directors and (ii) the distributions held in trust, if applicable, related to the vested units.

Phantom Units.   On February 4, 2009, 2,500 phantom units granted on February 4, 2008 to Matthew S. Harrison, our Chief Financial Officer, vested and Mr. Harrison settled 2,500 phantom units for 2,500 common units.  On February 25, 2009, 625 phantom units granted on February 25, 2008 to an employee vested and the employee settled 625 of the phantom units for 625 common units.

The following table summarizes information about Hiland Partners’ phantom units for the three months ended March 31, 2009:

		Weighted
		Average
		Fair Value
		At Grant
Phantom Units	Units	Date ($)
Unvested at January 1, 2009	50,794	$47.74
Granted	—
Vested and converted	(3,125)	$49.37
Forfeited	(500)	$48.80
Unvested at March 31, 2009	47,169	$47.62

During the three months ended March 31, 2009 and 2008, Hiland Partners incurred non-cash unit based compensation expense of $244 and $279, respectively, related to phantom units. Hiland Partners will recognize additional expense of $1,211 over the next four years, and the additional expense is to be recognized over a weighted average period of 2.7 years.

Restricted Units.   Hiland Partners issued no restricted units during the three months ended March 31, 2009.  On March 13, 2009, Dr. David L. Boren, a member of Hiland Partners’ board of directors, resigned and thus forfeited 2,750 restricted units.  The following table summarizes information about Hiland Partners restricted units for the three months ended March 31, 2009.

		Weighted
		Average
		Fair Value
		At Grant
Restricted Units	Units	Date ($)
Unvested at January 1, 2009	18,500	$48.73
Granted	—
Vested	—
Forfeited	(2,750)	$46.85
Unvested at March 31, 2009	15,750	$49.06

Non-cash unit based compensation expense related to Hiland Partners restricted units was $75 and $84 for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, there was $296 of total unrecognized cost related to Hiland Partners unvested restricted units. This cost is to be recognized over a weighted average period of 2.2 years.

Unit Options.   The following table summarizes information about Hiland Partners’ common unit options for the three months ended March 31, 2009:

Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Units	Price ($)	Term (Years)	Value ($)
Outstanding at January 1, 2009	33,336	$37.79
Granted	—
Exercised	—
Forfeited or expired	—
Outstanding and exercisable at March 31, 2009	33,336	$37.79	6.7	—

Note 9: Commitments and Contingencies

We maintain a defined contribution retirement plan for our employees under which we make discretionary contributions to the plan based on a percentage of eligible employees’ compensation. Contributions to the plan are 5.0% of eligible employees’ compensation and resulted in expense for the three months ended March 31, 2009 and 2008 of $89 and $75, respectively.

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

Hiland Partners leases certain equipment, vehicles and facilities under operating leases, most of which contain annual renewal options. We and Hiland Partners also lease office space from a related entity. See Note 11 “Related Party Transactions.” Under these lease agreements, rent expense was $843 and $616, respectively, for the three months ended March 31, 2009 and 2008, respectively.

Two unitholder class action lawsuits were recently filed in the Court of Chancery of the State of Delaware challenging the proposal made by Mr. Hamm to acquire all of the outstanding common units of each of the Partnership and Hiland Partners that are not owned by Mr. Hamm, his affiliates or Hamm family trusts.

One complaint alleges, among other things, that the original consideration and revised consideration offered by Mr. Hamm is unfair and inadequate, that the board of directors of the general partner of each of the Partnership and Hiland Partners cannot be expected to act independently, and that Mr. Hamm and the management of the Partnership and Hiland Partners have manipulated their public statements to depress the price of the common units of the Partnership and Hiland Partners. The plaintiffs seek to enjoin the Partnership, Hiland Partners, and their respective board members from proceeding with any transaction that may arise from Mr. Hamm’s going private proposal, along with compensatory damages.

The second complaint alleges, among other things, that the consideration offered is unfair and grossly inadequate, that the conflicts committee of the board of directors of the general partner of each of the Partnership and Hiland Partners cannot be expected to act independently, and that the management of the Partnership and Hiland Partners has manipulated its public statements to depress the price of the common units of the Partnership and Hiland Partners.

The plaintiffs in each lawsuit seek to enjoin the Partnership, Hiland Partners, and their respective board members from proceeding with any transaction that may arise from Mr. Hamm’s going private proposal, along with compensatory damages. Although we strongly believe these lawsuits have no merit, we cannot predict the outcome of the lawsuits, or others, nor can we predict the amount of time and expense that will be required to resolve the lawsuits. See Note 2 “Recent Events”.

Note 10: Significant Customers and Suppliers

All of Hiland Partners’ revenues are domestic revenues. The following table presents Hiland Partners’ top midstream customers as a percent of total revenue for the periods indicated:

	For the Three Months Ended March 31,
	2009	2008
Customer 1	19%	8%
Customer 2	17%	19%
Customer 3	12%	7%
Customer 4	8%	10%
Customer 5	6%	15%
Customer 6	5%	21%

Customer 2 above is SemStream, L.P., a subsidiary of SemGroup, L.P., who filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on July 22, 2008.  On March 20, 2009, Hiland Partners received a good faith deposit from SemStream, L.P. for $3,000 in lieu of renewing a letter of credit to our benefit.  The $3,000 deposit received is included in accrued liabilities and other in the balance sheet.

All of Hiland Partners’ purchases are from domestic sources. The following table presents Hiland Partners’ top midstream suppliers as a percent of total midstream purchases for the periods indicated:

	For the Three Months Ended March 31,
	2009	2008
Supplier 1 (affiliated company)	43%	38%
Supplier 2	17%	15%
Supplier 3	16%	19%

Note 11: Related Party Transactions

Hiland Partners purchases natural gas and NGLs from affiliated companies. Purchases of product from affiliates totaled $13,445 and $26,167 for the three months ended March 31, 2009 and 2008, respectively. Hiland Partners also sells natural gas and NGLs to affiliated companies. Sales of product to affiliates totaled $1,032 and $1,021 for the three months ended March 31, 2009 and 2008, respectively. Compression revenues from affiliates were $1,205 for each of the three months ended March 31, 2009 and 2008, respectively.

Accounts receivable-affiliates of $2,579 at March 31, 2009 include $2,281 from one affiliate for midstream sales. Accounts receivable-affiliates of $2,346 at December 31, 2008, includes $2,083 from one affiliate for midstream sales.

Accounts payable-affiliates of $3,784 at March 31, 2009 include $2,773 due to one affiliate for midstream purchases. Accounts payable-affiliates of $7,823 at December 31, 2008 include $6,682 payable to the same affiliate for midstream purchases.

Hiland Partners utilizes affiliated companies to provide services to its plants and pipelines and certain administrative services. The total expenditures to these companies were $174 and $152 during the three months ended March 31, 2009 and 2008, respectively.

We and Hiland Partners lease office space under operating leases directly or indirectly from an affiliate. Rent expense associated with these leases totaled $39 and $38 for the three months ended March 31, 2009 and 2008, respectively.

Note 12: Reportable Segments

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

Hiland Partners’ midstream assets totaled $407,435 at March 31, 2009. Assets attributable to Hiland Partners’ compression operations totaled $25,263. All but $27 of the total capital expenditures of $12,015 for the three months ended March 31, 2009 was attributable to midstream operations. All but $14 of the total capital expenditures of $8,130 for the three months ended March 31, 2008 was attributable to midstream operations.

The tables below present information for the reportable segments for the three months ended March 31, 2009 and 2008.

	For the Three Months Ended March 31,
	2009			2008
	Midstream	Compression		Midstream	Compression
	Segment	Segment	Total	Segment	Segment	Total

Revenues	$51,143	$1,205	$52,348	$90,274	$1,205	$91,479
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	31,216	—	31,216	68,618	—	68,618
Operations and maintenance	7,695	—	7,695	6,541	228	6,769
Depreciation and amortization	10,258	—	10,258	8,321	895	9,216
Property impairments	950	—	950	—	—	—
General and administrative	3,739	88	3,827	2,654	30	2,684
Total operating costs and expenses	53,858	88	53,946	86,134	1,153	87,287
Operating income	$(2,715)	$1,117	(1,598)	$4,140	$52	4,192
Other income (expense):
Interest and other income			13			104
Amortization of deferred loan costs			(171)			(156)
Interest expense			(2,357)			(3,506)
Net (loss) income			4,113)			634
Less: Noncontrolling partners’ interest in (loss) income of Hiland Partners			(1,214)			(206)
Limited partners’ interest in net (loss) income			$(2,899)			$840

Note 13: Net Income (Loss) per Limited Partners’ Unit

The computation of basic net income (loss) per limited partners’ unit is based on the weighted-average number of common units outstanding during the period. The computation of diluted net income (loss) per unit further assumes the dilutive effect of restricted units. Net income (loss) per unit applicable to limited partners is computed by dividing net income (loss) applicable to limited partners by the weighted-average number of limited partnership units outstanding. The following is a reconciliation of the limited partner units used in the calculations of net income (loss) per limited partner unit—basic and net income (loss) per limited partner unit—diluted assuming dilution for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended March 31,
	2009			2008
	(Loss)			Income
	Attributable			Attributable
	to Limited	Limited		to Limited	Limited
	Partners	Partner Units	Per Unit	Partners	Partner Units	Per Unit
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
(Loss) income per limited partner unit -basic:
(Loss) income attributable to limited partners	$(2,899)		$(0.13)	840		$0.04
Weighted average limited partner units outstanding		21,607,500			21,603,000
Income (loss) per limited partner unit - diluted: Restricted units		—			6,000

(Loss) income attributable to limited partners plus assumed conversions	$(2,899)	21,607,500	$(0.13)	$840	21,609,000	$0.04

For the three months ended March 31, 2009, approximately 57,000 restricted units were excluded from the computation of diluted earnings attributable to limited partner units because the inclusion of such units would have been anti-dilutive.

Note 14: Partners’ Capital and Cash Distributions

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

Our partnership agreement requires that we distribute all of our cash on hand at the end of each quarter, less reserves established at our general partner’s discretion. We refer to this as “available cash.” Our only cash-generating assets are our interests in Hiland Partners from which we may receive quarterly distributions. The amount of available cash may be greater than or less than the minimum quarterly distributions.

On April 27, 2009, we announced the suspension of quarterly cash distributions beginning with the first quarter distribution of 2009 and Hiland Partners announced the suspension of quarterly cash distributions on its common and subordinated units beginning with the first quarter distribution of 2009 due to the impact of lower commodity prices and reduced drilling activity on Hiland Partners’ current and projected throughput volumes, midstream segment margins and cash flows combined with future required levels of capital expenditures and the outstanding indebtedness under Hiland Partners’ senior secured revolving credit facility. Under the terms of the Hiland Partners partnership agreement, the Hiland Partners common units will carry an arrearage of $0.45 per unit, representing the minimum quarterly distribution to the Hiland Partners common units for the first quarter of 2009 that must be paid before Hiland Partners can make distributions to the Hiland Partners subordinated units. All distributions paid by us to our common unitholders from January 1, 2008 forward, including amounts paid to affiliate owners, were as follows (in thousands, except per unit amounts):

Date Cash	Per Unit Cash
Distribution	Distribution	Total Cash
Paid	Amount	Distribution
02/19/08	$0.2550	$5,513
05/19/08	0.2800	6,053
08/19/08	0.3050	6,593
11/19/08	0.3175	6,866
02/18/09	0.1000	2,162
	$1.2575	$27,187

Hiland Partners

The unitholders (limited partners) of Hiland Partners have only limited voting rights on matters affecting its operations and activities and, therefore, limited ability to influence its management’s decisions regarding its business. The Hiland Partners unitholders did not select Hiland Partners GP, LLC as general partner or elect its board of directors and effectively have no right to select a general partner or elect its board of directors in the future. The Hiland Partners unitholders’ voting rights are further restricted by Hiland Partners’ partnership agreement, which provides that any units held by a person that owns 20% or more of any class of units then outstanding, other than the general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of Hiland Partners GP, LLC’s board of directors, cannot be voted on any matter. In addition, Hiland Partners’ partnership agreement contains provisions limiting the ability of its unitholders to call meetings or to acquire information about its operations, as well as other provisions limiting a unitholder’s ability to influence the manner or direction of Hiland Partners’ management.

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

The distributions on the subordinated units may be reduced or eliminated if necessary to ensure the common units receive their minimum quarterly distribution.  Subordinated units do not accrue arrearages. The subordination period will extend until the first day of any quarter beginning after March 31, 2010 that each of the following tests are met:  distributions of available cash from operating surplus on each of the outstanding common units and subordinated units equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date; the “adjusted operating surplus” (as defined in the partnership agreement) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units during those periods on a fully diluted basis and the related distribution on the 2% general partner interest during those periods; and there are no arrearages in payment of the minimum quarterly distribution on the common units.  In addition, if the tests for ending the subordination period are satisfied for any three consecutive four quarter periods ending on or after March 31, 2008, 25% of the subordinated units will convert into an equal number of common units.  On May 14, 2008 these tests were met and accordingly, 1,020,000, or 25%, of the subordinated units converted into an equal number of common units.

On April 27, 2009, Hiland Partners announced the suspension of quarterly cash distributions on its common and subordinated units beginning with the first quarter distribution of 2009 due to the impact of lower commodity prices and reduced drilling activity on Hiland Partners’ current and projected throughput volumes, midstream segment margins and cash flows combined with future required levels of capital expenditures and the outstanding indebtedness under Hiland Partners’ senior  secured revolving credit facility. Under the terms of the Hiland Partners partnership agreement, the Hiland Partners common units carry an arrearage of $0.45 per unit, representing the minimum quarterly distribution to the Hiland Partners common units for the first quarter of 2009 that must be paid before Hiland Partners can make distributions to the Hiland Partners subordinated units.  We own 3,060,000 of the Hiland Partners subordinated units which will not receive a cash distribution until the distribution arrearage to the Hiland Partners common units is paid. Presented below are cash distributions to the Hiland Partners common and subordinated unitholders, including amounts to affiliate owners and regular and incentive distributions to Hiland Partners GP, LLC paid by Hiland Partners from January 1, 2008 forward (in thousands, except per unit amounts):

Date Cash	Per Unit Cash
Distribution	Distribution	Common	Subordinated	General Partner		Total Cash
Paid	Amount	Units	Units	Regular	Incentive	Distribution
02/14/08	$0.7950	$4,169	$3,243	$182	$1,492	$9,086
05/14/08	0.8275	4,364	3,376	194	1,789	9,723
08/14/08	0.8625	5,446	2,639	208	2,107	10,400
11/14/08	0.8800	5,574	2,694	214	2,268	10,750
02/13/09	0.4500	2,849	1,377	86	—	4,312
	$3.8150	$22,402	$13,329	$884	$7,656	$44,271

Presented below are cash distributions by Hiland Partners to us and Hiland Partners GP, LLC from January 1, 2008 forward (in thousands, except per unit amounts):

Date Cash	Per Unit Cash
Distribution	Distribution	Common	Subordinated	General Partner		Total Cash
Paid	Amount	Units	Units	Regular	Incentive	Distribution

02/14/08	$0.7950	$1,035	$3,243	$182	$1,492	$5,952

05/15/08	0.8275	1,077	3,376	194	1,789	6,436

08/14/08	0.8625	2,003	2,639	208	2,107	6,957

11/14/08	0.8800	2,043	2,694	214	2,268	7,219

02/13/09	0.4500	1,045	1,377	86	—	2,508

	$3.8150	$7,203	$13,329	$884	$7,656	$29,072

Note 15:   Supplemental Information

Following are the financial statements of Hiland Holdings which are included to provide additional information with respect to Hiland Holdings’ financial position, results of operations and cash flows on a stand-alone basis.

HILAND HOLDINGS GP, LP

Balance Sheets

(in thousands, except unit amounts)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$360	$561
Accounts receivable-affiliates	—	2
Other current assets	455	351
Total current assets	815	914

Investment in subsidiary	(15)	4,195
Property and equipment, net	3,192	3,304
Intangibles, net	4,963	5,138
Other assets, net	44	66
Total assets	$8,999	$13,617

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$761	$363
Accounts payable-affiliates	172	163
Other current liabilities	705	705
Total current liabilities	1,638	1,231

Partners’ equity
Common unitholders (21,607,500 units issued and outstanding)	7,361	12,386
Total partners’ equity	7,361	12,386

Total liabilities and partners’ equity	$8,999	$13,617

HILAND HOLDINGS GP, LP

Statements of Operations

For the Three Months Ended (Unaudited)

(in thousands)

	March 31,	March 31,
	2009	2008

Operating costs and expenses:
Depreciation and amortization	$(287)	$(287)
General and administrative	(887)	(383)
Operating loss	(1,174)	(670)
Other income (expense):
Equity in (loss) earnings of affiliates	(1,699)	1,533
Interest and other income	1	4
Amortization of deferred loan costs	(22)	(22)
Interest expense	(5)	(5)
Other income (expense), net	(1,725)	1,510
Net (loss) income	$(2,899)	$840

HILAND HOLDINGS GP, LP

Statements of Cash Flows

For the Three Months Ended (Unaudited)

(in thousands)

	March 31,	March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(2,899)	$840
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	287	287
Amortization of deferred loan cost	22	22
Unit based compensation	36	38
Loss (earnings) in Hiland Partners, LP	1,699	(1,534)
(Increase) decrease in current assets:
Accounts receivable - affiliates	2	5
Other current assets	(104)	(230)
Increase (decrease) in current liabilities:
Accounts payable - trade	398	152
Accounts payable - affiliates	9	41
Accrued liabilities and other	—	—
Net cash used in operating activities	(550)	(379)
Cash flows from investing activities:
Investment in subsidiaries	—	(12)
Cash distributions received from subsidiaries	2,511	5,952
Net cash provided by investing activities	2,511	5,940
Cash flows from financing activities:
Cash distributions to unitholders	(2,162)	(5,513)
Net cash used in financing activities	(2,162)	(5,513)

Increase (decrease) for the period	(201)	48
Beginning of period	561	105
End of period	$360	$153

Supplementary information
Cash paid for interest	$4	$6

Note 16:   Subsequent Event

On May 1, 2009, a unitholder of the Partnership and Hiland Partners filed a complaint alleging claims on behalf of (i) a purported class of common unitholders of the Partnership and (ii) a purported class of common unitholders of Hiland Partners against the Partnership, Hiland Partners, the general partner of each of the Partnership and Hiland Partners, and the members of the board of directors of each of the Partnership and Hiland Partners. The complaint alleges, among other things, that the original consideration and revised consideration offered by Mr. Hamm is unfair and inadequate, that the board of directors of the general partner of each of the Partnership and Hiland Partners cannot be expected to act independently, and that Mr. Hamm and the management of the Partnership and Hiland Partners have manipulated their public statements to depress the price of the common units of the Partnership and Hiland Partners. The plaintiffs seek to enjoin the Partnership, Hiland Partners, and their respective board members from proceeding with any transaction that may arise from Mr. Hamm’s going private proposal, along with compensatory damages.  See Note 2 “Recent Events” for additional information on litigation related to the going private proposals.

On April 20, 2009, the conflicts committee of the board of directors of the general partner of each of the Partnership and Hiland Partners received a letter from Harold Hamm amending his January 15, 2009 proposal to acquire all of the outstanding common units of each of the Partnership and Hiland Partners that are not owned by Mr. Hamm, his affiliates or Hamm family trusts.  Under the revised terms proposed by Mr. Hamm, the Partnership’s unitholders would receive $2.40 in cash per common unit, reduced from $3.20 in cash per common unit under the January 15, 2009 proposal. Hiland Partners’ unitholders would receive $7.75 in cash per common unit, reduced from $9.50 in cash per common unit under the January 15, 2009 proposal. See Note 2 “Recent Events.”

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

Actual results may differ materially from any results projected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks, difficult to predict, and beyond management’s control. Such factors include:

•    the ability to comply with the certain covenants in our or Hiland Partners’ credit facilities and the ability to reach agreement with ours or Hiland Partners’ lenders in the event of a breach of such covenants;

•    the ability to pay distributions to our unitholders;

•    our expected receipt of distributions from Hiland Partners;

•    Hiland Partners’ cash flow is affected by the volatility of natural gas and NGL product prices, which could adversely affect Hiland Partners ability to make distributions to its unitholders, including us;

•    Hiland Partners’ continued ability to find and contract for new sources of natural gas supply;

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

•    the ability to successfully identify and consummate strategic acquisitions at purchase prices that are accretive to Hiland Partners’ financial results;

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

U.S. Natural Gas Supply and Outlook.    Natural gas prices have continued to decline significantly since the peak New York Mercantile Exchange (“NYMEX”) Henry Hub last day settle price of $13.11/MMBtu in July 2008 to the NYMEX Henry Hub last day settle price of $3.32 in May 2009.  U.S. natural gas drilling rig counts have declined by approximately 50% to 741 as of May 1, 2009, compared to 1,473 natural gas drilling rigs in the comparable period of 2008, and approximately 54% compared to the peak natural gas drilling rig count of 1,606 in August and September 2008.  We believe that current natural gas prices will continue to result in reduced natural gas-related drilling activity as producers seek to decrease their level of natural gas production.  We also believe that current reduced natural gas drilling activity will persist until the economic environment in the United States improves and increases the demand for natural gas.

U.S. Crude Oil Supply and Outlook.   The domestic and global recession and resulting drop in demand for crude oil products continues to significantly impact the price for crude oil. West Texas Intermediate (WTI) crude oil pricing has declined from a peak of $134.62/bbl in July 2008 to a low of $33.87/Bbl in January 2009, a 74.8% decline.  U.S. crude oil drilling rig counts have declined by approximately 45% to 196 as of May 1, 2009, compared to 360 crude oil drilling rigs in the comparable period of 2008, and approximately 56% compared to the peak crude oil drilling rig count of 442 in November 2008.  The forward curve for WTI crude oil pricing reflects continued reductions in demand for crude oil. We also believe that current reduced crude oil drilling activity will persist until the economic environment in the United States improves and increases the demand for crude oil.

U.S. NGL Supply and Outlook.   The domestic and global recession and resulting drop in demand for NGL products has significantly impacted the price for NGLs.  NGL prices have dropped dramatically since the peak NGL basket pricing of $2.21/gallon in June 2008 to a March 2009 NGL basket pricing of $0.70/gallon, a 68.3% decline.  NGL basket pricing correlates to WTI crude oil pricing.  WTI crude oil pricing has declined from a peak of $134.62/Bbl in July 2008 to $33.87/Bbl in January 2009, a 74.8% decline.  The forward curve for NGL basket pricing and WTI crude oil pricing reflects continued reductions in demand for NGL products.  We also believe that the current reduced NGL products pricing will persist until the economic environment in the United States improves and increases the demand for NGL products.

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

Disruption to functioning of capital markets

Multiple events during 2008 and 2009 involving numerous financial institutions have effectively restricted current liquidity within the capital markets throughout the United States and around the world. Despite efforts by treasury and banking regulators in the United States, Europe and other nations around the world to provide liquidity to the financial sector, capital markets currently remain constrained. We expect that ours and Hiland Partners’ ability to raise debt and equity at prices that are similar to offerings in recent years to be limited over the next three to six months and possibly longer should capital markets remain constrained.

Overview of Hiland Holdings

We are a Delaware limited partnership formed in May 2006 to own Hiland Partners GP, LLC, the general partner of Hiland Partners, and certain other common and subordinated units in Hiland Partners.  We reflect our ownership interest in Hiland Partners on a consolidated basis, which means that our financial results are combined with Hiland Partners’ financial results. The noncontrolling partners’ interest in income (loss) of Hiland Partners is reflected as an equity amount of consolidated net income (loss) attributable to the noncontrolling partners’ interest on our consolidated statements of operations and the ownership interests of the noncontrolling partners’ interest in Hiland Partners is presented within the equity section of our consolidated balance sheets. Hiland Partners GP, LLC’s results of operations principally reflect the results of operations of Hiland Partners and are adjusted for noncontrolling partners’ interests in Hiland Partners’ net income (loss).

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

Hiland Partners is required by its partnership agreement to distribute all of its cash on hand at the end of each quarter, after establishing reserves to provide for the proper conduct of its business or to provide funds for future distributions. Due to (i) the impact of lower commodity prices and drilling activity on Hiland Partners’ current and projected throughput volumes, midstream segment margin and cash flows; (ii) future required levels of capital expenditures; (iii) the level of Hiland Partners’ indebtedness relative to its projections and (iv) management’s expectation that Hiland Partners will be in violation of the maximum funded debt to EBITDA covenant ratio contained in its senior secured credit facility at the end of the second quarter of 2009 unless the ratio is amended, Hiland Partners’ debt is restructured or Hiland Partners receives an infusion of equity capital, on April 27, 2009, Hiland Partners announced the suspension of cash distributions beginning with the first quarter of 2009.

Cash Distributions.   On April 27, 2009, Hiland Partners announced the suspension of quarterly cash distributions on its common and subordinated units beginning with the first quarter distribution of 2009 due to the impact of lower commodity prices and reduced drilling activity on Hiland Partners’ current and projected throughput volumes, midstream segment margins and cash flows combined with future required levels of capital expenditures and the outstanding indebtedness under Hiland Partners’ senior secured revolving credit facility.  Under the terms of the Hiland Partners partnership agreement, the Hiland Partners common units carry an arrearage of $0.45 per unit, representing the minimum quarterly distribution to the Hiland Partners common units for the first quarter of 2009 that must be paid before Hiland Partners can make distributions to the Hiland Partners subordinated units.  We own 3,060,000 of the Hiland Partners subordinated units which will not receive a cash distribution until the distribution arrearage to the Hiland

Partners common units is paid. The following table presents Hiland Partners’ distributions paid to us on May 14, 2008 for the three months ended March 31, 2008.

Three Months
Ended
March 31,
Hiland Partners’ Distributions	2008
Common units	$1,077
Subordinated units	3,376
Ownership interest in Hiland Partners’ general partner	194
General partners’ incentive distribution rights	1,789
$6,436

Because we own Hiland Partners GP, LLC, the distributions to us include the distributions made to Hiland Partners GP, LLC.

Overview of Hiland Partners

Hiland Partners is engaged in purchasing, gathering, compressing, dehydrating, treating, processing and marketing of natural gas, fractionating and marketing of NGLs, and providing air compression and water injection services for oil and gas secondary recovery operations. Hiland Partners’ operations are primarily located in the Mid-Continent and Rocky Mountain regions of the United States.

Hiland Partners manages its business and analyzes and reports its results of operations on a segment basis. Hiland Partners’ operations are divided into two business segments:

•    Midstream Segment, which is engaged in purchasing, gathering, compressing, dehydrating, treating, processing and marketing of natural gas and the fractionating and marketing of NGLs. The midstream segment generated 94.3% and 94.7% of total segment margin for the three months ended March 31, 2009 and 2008, respectively.

•    Compression Segment, which is engaged in providing air compression and water injection services for oil and gas secondary recovery operations that are ongoing in North Dakota. The compression segment generated 5.7% and 5.3% of total segment margin for the three months ended March 31, 2009 and 2008, respectively.

Hiland Partners’ midstream assets currently consist of 15 natural gas gathering systems with approximately 2,138 miles of gas gathering pipelines, six natural gas processing plants, seven natural gas treating facilities and three NGL fractionation facilities.  Hiland Partners’ compression assets consist of two air compression facilities and a water injection plant.

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

Recent Events

Class Action Lawsuit.  On May 1, 2009, a unitholder of the Partnership and Hiland Partners filed a complaint alleging claims on behalf of (i) a purported class of common unitholders of the Partnership and (ii) a purported class of common unitholders of Hiland Partners against the Partnership, Hiland Partners, the general partner of each of the Partnership and Hiland Partners, and the members of the board of directors of each of the Partnership and Hiland Partners. The complaint alleges, among other things, that the original consideration and revised consideration offered by Mr. Hamm is unfair and inadequate, that the board of directors of the general partner of each of the Partnership and Hiland Partners cannot be expected to act independently, and that Mr. Hamm and the management of the Partnership and Hiland Partners have manipulated their public statements to depress the price of the common units of the Partnership and Hiland Partners. The plaintiffs seek to enjoin the Partnership, Hiland Partners, and their respective board members from proceeding with any transaction that may arise from Mr. Hamm’s going private proposal, along with compensatory damages.

Our Distribution.   On April 27, 2009, we announced the suspension of cash distributions beginning with the first quarter of 2009 due to the impact of lower commodity prices and reduced drilling activity on Hiland Partners’ current and projected throughput volumes, midstream segment margins and cash flows combined with future required levels of capital expenditures and the outstanding indebtedness under Hiland Partners’ senior secured revolving credit facility.

Hiland Partners Distribution.   On April 27, 2009, Hiland Partners announced the suspension of quarterly cash distributions on its common and subordinated units beginning with the first quarter distribution of 2009 due to the impact of lower commodity prices and reduced drilling activity on Hiland Partners’ current and projected throughput volumes, midstream segment margins and cash flows combined with future required levels of capital expenditures and the outstanding indebtedness under Hiland Partners’ senior secured revolving credit facility.  Under the terms of the Hiland Partners partnership agreement, the Hiland Partners common units carry an arrearage of $0.45 per unit, representing the minimum quarterly distribution to the Hiland Partners common units for the first quarter of 2009 that must be paid before Hiland Partners can make distributions to the Hiland Partners subordinated units.  We own 3,060,000 of the Hiland Partners subordinated units which will not receive a cash distribution until the distribution arrearage to the Hiland Partners common units is paid.

Going Private Proposals.  On April 20, 2009, the conflicts committee of the board of directors of the general partner of each of the Partnership and Hiland Partners received a letter from Harold Hamm amending his January 15, 2009 proposal to acquire all of the outstanding common units of each of the Partnership and Hiland Partners that are not owned by Mr. Hamm, his affiliates or Hamm family trusts.  Under the revised terms proposed by Mr. Hamm, the Partnership unitholders would receive $2.40 in cash per common unit, reduced from $3.20 in cash per common unit under the January 15, 2009 proposal.  Hiland Partners unitholders would receive $7.75 in cash per common unit, reduced from $9.50 in cash per common unit under the January 15, 2009 proposal.  Other than the reduced merger consideration, Mr. Hamm has not modified the original proposals. Consummation of each transaction is conditioned upon the consummation of the other and subject to the approval of a majority of the public unitholders of each of the Partnership and Hiland Partners.  The proposals contemplate a merger of each of the Partnership and Hiland Partners with a separate new acquisition vehicle to be formed by Mr. Hamm and the Hamm family trusts.  Mr. Hamm is the Chairman of the board of directors of the general partner of each of the Partnership and Hiland Partners.  Mr. Hamm, either individually or together with his affiliates or the Hamm family trusts, beneficially owns 100% of Hiland Partners GP Holdings, LLC, the general partner of the Partnership, and approximately 61% of the outstanding common units of the Partnership.  The Partnership owns approximately 37% of Hiland Partners’ outstanding common units.

The conflicts committee of the board of directors of the general partner of each of the Partnership and Hiland Partners is considering the proposals and any potential alternative available to each of the Partnership and Holdings.  In reviewing the proposals and potential available alternatives, each conflicts committee has retained its own financial advisers and legal counsel to assist in its work.  The boards of directors of the general partners of each of the Partnership and Hiland Partners caution our unitholders and the unitholders of Hiland Partners, respectively, and others considering trading in the securities of the Partnership and Hiland Partners, that each conflicts committee of the boards of directors is reviewing its respective proposal and no decisions have been made by either conflicts committee of either board of directors with respect to the response of either us or Hiland Partners to the proposals.  There can be no assurance that any agreement will be executed or that any transaction will be approved or consummated.

Historical Results of Operations

Our historical results of operations for the periods presented may not be comparable, either from period to period or going forward primarily due to decreased natural gas and natural gas liquid prices and significantly increased volumes and operating expenses at Hiland Partners’ Woodford Shale and Badlands gathering systems.

Our Results of Operations

The following table presents a reconciliation of the non-GAAP financial measure of total segment margin (which consists of the sum of midstream segment margin and compression segment margin) to operating income on a historical basis for each of the periods indicated.  We view total segment margin, a non-GAAP financial measure, as an important performance measure of the core profitability of our operations because it is directly related to our volumes and commodity price changes.  We review total segment margin monthly for consistency and trend analysis.  We define midstream segment margin as midstream revenue less midstream purchases.  Midstream revenue includes revenue from the sale of natural gas, NGLs and NGL products resulting from Hiland Partners’ gathering, treating, processing and fractionation activities and fixed fees associated with the gathering of natural gas and the transportation and disposal of saltwater.  Midstream purchases include the cost of natural gas, condensate and NGLs purchased by Hiland Partners from third parties, the cost of natural gas, condensate and NGLs purchased by Hiland Partners from affiliates, and the cost of crude oil purchased by Hiland Partners from third parties. We define compression segment margin as the revenue derived from

Hiland Partners’ compression segment. Total segment margin may not be comparable to similarly titled measures of other companies as other companies may not calculate total segment margin in the same manner.

The results of our operations discussed below principally reflect the activities of Hiland Partners. Because our consolidated financial statements include the results of Hiland Partners, our financial statements are substantially similar to the financial statements of Hiland Partners. However, the noncontrolling partners’ interest in income (loss) of Hiland Partners is reflected as an equity amount of consolidated net income (loss) attributable to the noncontrolling limited partners’ interest on our consolidated statements of operations and the ownership interests of the noncontrolling partners’ interest in Hiland Partners is presented within the equity section of our consolidated balance sheets. The noncontrolling partners’ interest in Hiland Partners is not reflected on Hiland Partners’ consolidated financial statements.

Set forth in the tables below are certain financial and operating data for the periods indicated.

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Total Segment Margin Data:
Midstream revenues	$51,143	$90,274
Midstream purchases	31,216	68,618
Midstream segment margin	19,927	21,656
Compression revenues (1)	1,205	1,205
Total segment margin (2)	$21,132	$22,861

Summary of Operations Data:
Midstream revenues	$51,143	$90,274
Compression revenues	1,205	1,205
Total revenues	52,348	91,479

Midstream purchases (exclusive of items shown separately below)	31,216	68,618
Operations and maintenance	7,695	6,769
Depreciation, amortization and accretion	10,258	9,216
Property impairments	950	—
General and administrative	3,827	2,684
Total operating costs and expenses	53,946	87,287
Operating (loss) income	(1,598)	4,192
Other income (expense), net	(2,515)	(3,558)
Net (loss) income	(4,113)	634
Less: Noncontrolling partners’ interest in (loss) income of Hiland Partners	(1,214)	(206)
Limited partners’ interest in net (loss) income	$(2,899)	$840

Hiland Partners Operating Data:
Inlet natural gas (Mcf/d)	276,398	227,431
Natural gas sales (MMBtu/d)	91,912	85,773
NGL sales (Bbls/d)	7,048	5,272

(1)    Compression revenues and compression segment margin are the same. There are no compression purchases associated with the compression segment.

(2)                                 Reconciliation of total segment margin to operating income:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Reconciliation of Total Segment Margin to Operating Income
Operating income	$(1,598)	$4,192
Add:
Operations and maintenance expenses	7,695	6,769
Depreciation, amortization and accretion	10,258	9,216
Property impairments	950	—
General and administrative expenses	3,827	2,684
Total segment margin	$21,132	$22,861

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

Revenues.  Total revenues (midstream and compression) were $52.3 million for the three months ended March 31, 2009 compared to $91.5 million for the three months ended March 31, 2008, a decrease of $39.1 million, or 42.8%.  This $39.1 million decrease was primarily due to significantly lower average realized natural gas and NGL sales prices for all of our gathering systems, partially offset by increased natural gas sales volumes of 9,277 MMBtu/d (MMBtu per day) and increased NGL sales volumes of 1,129 Bbls/d (Bbls per day) related to the Woodford Shale gathering system, increased natural gas sales volumes of 1,307 MMBtu/d and increased NGL sales volumes of 711 Bbls/d attributable to the Badlands gathering system and increased natural gas sales volumes of 1,673 MMBtu/d and increased NGL sales volumes of 136 Bbls/d attributable to the Matli gathering systems for the three months ended March 31, 2009 as compared to the same period in 2008.  Revenues from compression assets were the same for both periods.

Midstream revenues were $51.1 million for the three months ended March 31, 2009 compared to $90.3 million for the three months ended March 31, 2008, a decrease of $39.1 million, or (43.4%).  Of this $39.1 million decrease in midstream revenues, approximately $52.7 million was attributable to significantly lower average realized natural gas and NGL sales prices for all of our gathering systems, partially offset by approximately $13.6 million attributable to revenues from increased natural gas and NGL sales volumes at our Woodford Shale, Badlands and Matli gathering systems for the three months ended March 31, 2009 as compared to the same period in 2008.

Inlet natural gas was 276,398 Mcf/d (Mcf per day) for the three months ended March 31, 2009 compared to 227,431 Mcf/d for the three months ended March 31, 2008, an increase of 48,967 Mcf/d, or 21.5%.  This increase is primarily attributable to volume growth at our Woodford Shale, Badlands, Kinta Area and Matli gathering systems, offset by volume declines at our Eagle Chief and Worland gathering systems.

Natural gas sales volumes were 91,912 MMBtu/d for the three months ended March 31, 2009 compared to 85,773 MMBtu/d for the three months ended March 31, 2008, an increase of 6,139 MMBtu/d, or 7.2%.  This 6,139 MMBtu/d net increase in natural gas sales volumes was attributable to increased natural gas sales volumes at our Woodford Shale, Matli and Badlands gathering systems, offset by reduced natural gas sales volumes at our Eagle Chief, Kinta Area and Worland gathering systems.

NGL sales volumes were 7,048 Bbls/d for the three months ended March 31, 2009 compared to 5,272 Bbls/d for the three months ended March 31, 2008, a net increase of 1,776 Bbls/d, or 33.7%.  This 1,776 Bbls/d net increase in NGL sales volumes is primarily attributable to volume growth at our Woodford Shale, Badlands and Matli gathering systems, offset by reduced NGL sales volumes at our Eagle Chief, Bakken and Worland gathering systems.

Average realized natural gas sales prices were $3.68 per MMBtu for the three months ended March 31, 2009 compared to $7.33 per MMBtu for the three months ended March 31, 2008, a decrease of $3.65 per MMBtu, or (49.8%).  Average realized NGL sales prices were $0.57 per gallon for the three months ended March 31, 2009 compared to $1.40 per gallon for the three months ended March 31, 2008, a decrease of $0.83 per gallon or (59.3%).  The decrease in our average realized natural gas and NGL sales prices was primarily a result of significantly lower index prices for natural gas and posted prices for NGLs during the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Net cash received from our counterparty on cash flow swap contracts for natural gas sales and natural gas purchase derivative transactions that closed during the three months ended March 31, 2009 totaled $2.2 million compared to $0.2 million for the three months ended March 31, 2008.  The $2.2 million gain for the three months ended March 31, 2009 increased averaged realized natural gas prices to $3.68 per MMBtu from $3.42 per MMBtu, an increase of $0.26 per MMBtu.  The $0.2 million net gain for the three months ended March 31, 2008 increased averaged realized natural gas prices to $7.33 per MMBtu from $7.31 per MMBtu, an increase of $0.02 per MMBtu. We had no cash flow swap contracts for NGL derivatives during the three months ended March 31, 2009.  Cash paid to our counterparty on cash flow swap contracts for NGL derivative transactions that closed during the three months ended March 31, 2008 totaled $2.2 million.  The $2.2 million loss for the three months ended March 31, 2008 reduced averaged realized NGL prices to $1.40 per gallon from $1.51 per gallon, a decrease of $0.11 per gallon.

Compression revenues were $1.2 million for the each of the three months ended March 31, 2009 and 2008.

Midstream Purchases.  Midstream purchases were $31.2 million for the three months ended March 31, 2009 compared to $68.6 million for the three months ended March 31, 2008, a decrease of $37.4 million, or (54.5%).  This $37.4 million decrease is primarily due to significantly reduced natural gas and NGL purchase prices, resulting in decreased midstream purchases for all of our gathering systems, partially offset by increased natural gas and NGL volumes purchased at our Woodford Shale, Badlands and Matli gathering systems.

Midstream Segment Margin.  Midstream segment margin was $19.9 million for the three months ended March 31, 2009 compared to $21.7 million for the three months ended March 31, 2008, a decrease of $1.7 million, or (8.0%).  The decrease is primarily due to unfavorable gross processing spreads and significantly lower average realized natural gas and NGL prices, partially offset by volume growth at the Woodford Shale and Badlands gathering systems and approximately $2.3 million of foregone margin as a result of the nitrogen rejection plant at the Badlands gathering system being taken out of service due to equipment failure during the three months ended March 31, 2008.  As a percent of midstream revenues, midstream segment margin was 39.0% for the three months ended March 31, 2009 compared to 24.0% for the three months ended March 31, 2008, an increase of 15.0%.  This 15.0% increase is primarily attributable to gains on closed/settled derivative transactions and unrealized non-cash gains on open derivative transactions for the three months ended March 31, 2009 totaling $2.4 million compared to net losses of $2.5 million on closed/settled derivative transactions and unrealized non-cash losses on open derivative transactions for the three months ended March 31, 2008.

Operations and Maintenance.  Operations and maintenance expense totaled $7.7 million for the three months ended March 31, 2009 compared with $6.8 million for the three months ended March 31, 2008, an increase of $0.9 million, or 13.7%.  Of this increase, $0.7 million was attributable to increased operations and maintenance at the Badlands gathering system and $0.1 million was attributable to increased operations and maintenance at the Woodford Shale gathering system.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expense totaled $10.3 million for the three months ended March 31, 2009 compared with $9.2 million for the three months ended March 31, 2008, an increase of $1.0 million, or 11.3%.  This $1.0 million increase was primarily attributable to increased depreciation of $0.4 million on the Woodford Shale gathering system, $0.3 million on the Kinta Area gathering system and $0.2 million on the Badlands gathering system.

Property Impairments.  Property impairment expense related to natural gas gathering systems in Texas and Mississippi totaled $1.0 million for the three months ended March 31, 2009.  We had no property impairments during the three months ended March 31, 2008.

General and Administrative.  General and administrative expense totaled $3.8 million for the three months ended March 31, 2009 compared with $2.7 million for the three months ended March 31, 2008, an increase of $1.1 million, or 42.6%. Salaries expense increased by $0.2 million as a result of increased staffing during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.  Expenses related to the going private proposals were $0.7 million for the three months ended March 31, 2009.

Other Income (Expense). Other income (expense) totaled $(2.5) million for the three months ended March 31, 2009 compared with $(3.6) million for the three months ended March 31, 2008, a decrease in expense of $1.0 million.  The decrease is primarily attributable lower interest rates incurred during the three months ended March 31, 2009 compared to interest rates incurred during the three months ended March 31, 2008, offset by increased interest expense on additional borrowings related to the construction of the North Dakota Bakken gathering system.

Noncontrolling Partners’ Interest in Income (Loss) of Hiland Partners.   Noncontrolling partners’ interest in income (loss) of Hiland Partners, which represents the allocation of Hiland Partners earnings or (loss) to its limited partner interests not owned by Hiland Holdings, totaled $0.8 million for the three months ended March 31, 2009 compared to $0.2 million for the three months ended March 31, 2008, an increased (loss) of $0.6 million.

LIQUIDITY AND CAPITAL RESOURCES

U.S. Natural Gas, Crude Oil and NGL Supplies and Outlook

The domestic and global recession and resulting drop in demand for natural gas, crude oil and NGL products continues to significantly impact the price for natural gas, crude oil and NGLs. Natural gas prices have continued to decline significantly since the peak NYMEX Henry Hub last day settle price of $13.11/MMBtu in July 2008 to the NYMEX Henry Hub last day settle price of $3.32 in May 2009, a 74.7% decline.  WTI crude oil pricing has declined from a peak of $134.62/bbl in July 2008 to $33.87/Bbl in January 2009, a 74.8% decline.  NGL basket pricing correlates to WTI crude oil pricing. NGL prices have dropped dramatically since the peak NGL basket pricing of $2.21/gallon in June 2008 to a March 2009 NGL basket pricing of $0.70/gallon, a 68.3% decline.  Forward curves for natural gas, crude oil and NGL basket pricing reflect continued reductions in demand for natural gas, crude oil and NGL products.  We believe that current natural gas, crude oil and NGL prices will continue to result in reduced drilling activity as producers seek to decrease their level of natural gas and crude oil production. We also believe the decreased drilling activity will persist until the economic environment in the United States improves and increases the demand for natural gas, crude oil and NGLs.

A number of the areas in which Hiland Partners operates are experiencing a significant decline in drilling activity as a result of the recent dramatic decline in natural gas and crude oil prices.  While Hiland Partners anticipates continued exploration and production activities in the areas in which it operates, albeit at depressed levels, fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of natural gas and oil reserves.  Drilling activity generally decreases as natural gas and oil prices decrease.  Hiland Partners has no control over the level of drilling activity in the areas of its operations.

Disruption to Functioning of Capital Markets

Multiple events during 2008 and 2009 involving numerous financial institutions have effectively restricted current liquidity within the capital markets throughout the United States and around the world. Despite efforts by treasury and banking regulators in the United States, Europe and other nations around the world to provide liquidity to the financial sector, capital markets currently remain constrained. We expect that our ability to issue debt and equity at prices that are similar to offerings in recent years will be limited over the next three to six months and possibly longer should capital markets remain constrained. Although we intend to move forward with our planned internal growth projects, we may revise the timing and scope of these projects as necessary to adapt to existing economic conditions and the benefits expected to accrue to our unitholders from our expansion activities may be muted by substantial cost of capital increases during this period.

Overview

Due to the recent decline in natural gas and NGL prices, Hiland Partners believes that its cash generated from operations will decrease for the remainder of 2009 relative to comparable periods in 2008. Hiland Partners’ senior secured revolving credit facility requires it to meet certain financial tests, including a maximum consolidated funded debt to EBITDA covenant ratio of 4.0:1.0 as of the last day of any fiscal quarter; provided that in the event that Hiland Partners makes certain permitted acquisitions or capital expenditures, this ratio may be increased to 4.75:1.0 for the three fiscal quarters following the quarter in which such acquisition or capital expenditure occurs. Hiland Partners met the permitted capital expenditure requirements for the four quarter period ended March 31, 2009 and elected to increase the ratio to 4.75:1.0 on March 31, 2009. During this step-up period, the applicable margin with respect to loans under the credit facility increases by 35 basis points per annum and the unused commitment fee increases by 12.5 basis points per annum. Unless this ratio is amended, Hiland Partners’ debt is restructured or Hiland Partners receives an infusion of equity capital, management expects that Hiland Partners will be in violation of the maximum funded debt to EBITDA covenant ratio contained in its senior secured revolving credit facility as early as the second quarter of 2009.  Management has initiated discussions with certain lenders under Hiland Partners’ credit facility as to potential ways to address the expected covenant violation. While no potential solution has been agreed to, Hiland Partners would expect that any solution would likely require the assessment of fees and increased rates, the infusion of additional equity capital or the incurrence of subordinated indebtedness by Hiland Partners, and the suspension of distributions for a certain period of time. There can be no assurance that any such agreement will be reached with the lenders or that any required equity or debt financing will be available to Hiland Partners.

We rely on distributions from Hiland Partners to fund cash requirements for our operations. Cash generated from operations, borrowings under Hiland Partners’ credit facility and funds from private or public equity and future debt offerings have historically been Hiland Partners’ primary sources of liquidity. We believe that funds from these sources should be sufficient to meet both Hiland Partners’ short-term working capital requirements and its long-term capital expenditure requirements. Hiland Partners’ ability to pay distributions to unitholders, to fund planned capital expenditures and to make acquisitions depends upon Hiland Partners’ future operating performance and, more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in Hiland Partners’ industry and financial, business and other factors, many of which are beyond Hiland Partners’ control. Due to (i) the impact of lower commodity prices and drilling activity on Hiland Partners’ current and projected throughput volumes, midstream segment margin and cash flows; (ii) future required levels of capital expenditures; (iii) the level of Hiland Partners’ indebtedness relative to its projections and (iv) management’s expectation that Hiland Partners will be in violation of the maximum funded debt to EBITDA covenant ratio contained in its senior secured credit facility at the end of the second quarter of 2009 unless the ratio is amended, Hiland Partners’ debt is restructured or Hiland Partners receives an infusion of equity capital, on April 27, 2009, Hiland Partners announced the suspension of quarterly cash distributions on common and subordinated units beginning with the first quarter distribution of 2009.

Cash Flows from Operating Activities

Cash flows from operating activities decreased by $0.6 million to $10.2 million for the three months ended March 31, 2009 from $10.7 million for the three months ended March 31, 2008.  During the three months ended March 31, 2009 we received cash flows from customers of approximately $58.6 million attributable to significantly lower average realized natural gas and NGL sales prices, partially offset by increased natural gas and NGLs volumes, made cash payments to our suppliers and employees of approximately $46.0 million and made payments of interest expense of $2.5 million, net of amounts capitalized, resulting in cash received from operating activities of $10.2 million.  During the same three month period in 2008, we received cash flows from customers of approximately $85.2 million attributable to increased natural gas and NGL volumes and significantly higher average realized natural gas and NGL sales prices, made cash payments to our suppliers and employees of approximately $71.3 million and made payments of interest expense of $3.2 million, net of amounts capitalized, resulting in cash received from operating activities of $10.7 million.

Changes in cash receipts and payments are primarily due to the timing of collections at the end of our reporting periods. Hiland Partners collects and pays large receivables and payables at the end of each calendar month. The timing of these payments and receipts may vary by a day or two between month-end periods and cause fluctuations in cash received or paid. Working capital items, exclusive of cash, provided $2.9 million of cash flows from operating activities during the three months ended March 31, 2009. Working capital items, exclusive of cash, was insignificant for the three months ended March 31, 2008.

Net loss for the three months ended March 31, 2009 was $(2.3) million, a decrease of $3.2 million from a net income of $0.8 million for the three months ended March 31, 2008.  Depreciation and amortization increased by $1.0 million to $10.2 million for the three months ended March 31, 2009 from $9.2 million for the three months ended March 31, 2008.

Cash Flows Used for Investing Activities

Cash flows used for investing activities, which represent investments in property and equipment increased by $5.3 million to $15.7 million for the three months ended March 31, 2009 from $10.4 million for the three months ended March 31, 2008 primarily due to cash flows invested relating to the ongoing construction of the North Dakota Bakken gathering system.

Cash Flows from Financing Activities

Cash flows from financing activities increased to $7.9 million for the three months ended March 31, 2009 from $0.5 million for the three months ended March 31, 2008, an increase of $7.3 million. During the three months ended March 31, 2009, Hiland Partners borrowed $12.0 million under its credit facility to fund its internal expansion projects and made $0.2 million payments on capital lease obligations. During the three months ended March 31, 2009, we made distributions of $2.2 million to our unitholders and Hiland Partners distributed $1.8 million to the noncontrolling partners’ interest in Hiland Partners.

During the three months ended March 31, 2008, Hiland Partners borrowed $9.0 million under its credit facility to fund its internal expansion projects and received $0.6 million from issuing Hiland Partners common units as a result of the exercise of 22,039 vested unit options. During the three months ended March 31, 2008, Hiland Partners incurred debt issuance costs of $0.3 million associated with the fourth amendment to its credit facility amended in February 2008 and made $0.1 million payments on capital lease obligations. During the three months ended March 31, 2008, we made a distribution of $5.5 million to our unitholders and Hiland Partners distributed $3.1 million to the noncontrolling partners’ interest in Hiland Partners.

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

We believe that cash generated from the operations of Hiland Partners’ business will be sufficient to meet its anticipated maintenance capital expenditures for the next twelve months. Given Hiland Partners’ long-term objective of growth through acquisitions and expansions, Hiland Partners anticipates that it will continue to invest significant amounts of capital to grow and acquire assets. Hiland Partners actively considers a variety of assets for potential acquisitions. We anticipate that its expansion capital expenditures will be funded through long-term borrowings or other debt financings and/or equity offerings. See “Credit Facility” below for information related to our credit agreements.

North Dakota Bakken

Hiland Partners’ North Dakota Bakken gathering system presently consists of a 47-mile gathering system located in northwestern North Dakota that will gather natural gas associated with crude oil produced from the Bakken shale and Three Forks/Sanish formations. The gathering system, associated compression and treating facilities and a processing plant are currently under construction and are expected to become fully operational in the second quarter of 2009.  Construction of the processing plant and gathering system commenced in October 2008.  Portions of the processing plant and gathering system became operational in April 2009.  As of March 31, 2009, Hiland Partners has invested approximately $18.9 million in the project.

Financial Derivatives and Commodity Hedges

Hiland Partners has entered into certain financial derivative instruments that are classified as cash flow hedges in accordance with SFAS 133 and relate to forecasted sales in 2009 and 2010. Hiland Partners entered into these financial swap instruments to hedge the forecasted natural gas sales against the variability in expected future cash flows attributable to changes in commodity prices. Under these swap agreements, Hiland Partners receives a fixed price and pays a floating price based on certain indices for the relevant contract period as the underlying natural gas is sold.

The following table provides information about Hiland Partners commodity based derivative instruments at March 31, 2009:

		Average
		Fixed	Fair Value
Description and Production Period	Volume	Price	Asset
	(MMBtu)	(per MMBtu)
Natural Gas - Sold Fixed for Floating Price Swaps
April 2009 - March 2010	2,136,000	$7.55	$8,852
April 2010 - December 2010	1,602,000	$8.31	5,869
			$14,721

Hiland Partners has entered into a financial derivative instrument that is classified as a cash flow hedge in accordance with SFAS 133 and relates to forecasted interest payments under its credit facility in 2009.  Hiland Partners entered into this financial swap instrument to hedge forecasted interest payments against the variable interest payments under its credit facility.  Under this contractual swap agreement, Hiland Partners pays a fixed interest rate and receives a floating rate based on one month LIBOR on the notional amount for the contract period. The following table provides information about Hiland Partners interest rate swap at March 31, 2009 for the periods indicated:

			Fair Value
	Notional	Interest	Asset
Description and Period	Amount	Rate	(Liability)
Interest Rate Swap
April 2009 - December 2009	$100,000	2.245%	$(1,210)

Off-Balance Sheet Arrangements

Neither we nor Hiland Partners had any significant off-balance sheet arrangements as of March 31, 2009.

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

Indebtedness under the credit facility will bear interest, at our option, at either: (i) an Alternate Base Rate plus an applicable margin ranging from 100 to 150 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 200 to 250 basis points per annum in each case based on our ratio of consolidated funded debt to EBITDA. The Alternate Base Rate is equal to the greatest of: (a) the prime rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the federal funds effective rate in effect on such day plus 1/2 of 1%. We have elected for the indebtedness to bear interest at LIBOR plus the applicable margin. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 2.0%. A commitment fee ranging from 25 to 50 basis points per annum based on our ratio of consolidated funded debt to EBITDA will be payable on the average daily unused portion of the credit facility for the quarter most recently ended. At March 31, 2009, the interest rate on outstanding borrowings from our credit facility was 2.55%.

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

The amount we may borrow under the credit facility is limited to the lesser of: (i) 50% of the sum of the value of the Hiland Partners common and subordinated units and certain other assets held by us and certain of our subsidiaries at the end of each fiscal quarter and (ii) the maximum available amount of the credit facility (currently $25.0 million). For purposes of this calculation, the value of (i) the Hiland Partners common units on any date shall be the closing price for such units as reflected on the NASDAQ National Market on any date and (ii) the Hiland Partners subordinated units on any date shall be deemed to equal 85% of the value of the Hiland Partners common units on such date. At March 31, 2009, the borrowing base was $19.8 million.

The credit facility prohibits us from making distributions to unitholders if any default or event of default, as defined in the credit facility, has occurred and is continuing or would result from such distributions. In addition, the credit facility contains various covenants that limit, among other things, subject to certain exceptions and negotiated “baskets,” our ability to incur indebtedness, grant liens, enter into agreements restricting our ability to grant liens on our assets or amend the credit facility, make certain loans, acquisitions and investments or enter into a merger, consolidation or sale of assets.

The credit facility limits distributions to our unitholders to our available cash, as defined in our partnership agreement. Restricted payments under the credit facility are subject to an annual “clean-down” period of 15 consecutive days in which the amount outstanding that relates to funding the restricted payments under the credit facility must be reduced to zero.

As of March 31, 2009, we had $0.7 million outstanding under this credit facility and were in compliance with our financial covenants. The outstanding $0.7 million, which matures on September 25, 2009, is included in accrued liabilities and other in the balance sheet.

Hiland Partners Credit Facility

Hiland Partners borrowing capacity under its senior secured revolving credit facility, as amended, is $300 million consisting of a $291 million senior secured revolving credit facility to be used for funding acquisitions and other capital expenditures, issuance of letters of credit and general corporate purposes (the “Acquisition Facility”) and a $9.0 million senior secured revolving credit facility to be used for working capital and to fund distributions (the “Working Capital Facility”).

In addition, Hiland Partners’ senior secured revolving credit facility provides for an accordion feature, which permits Hiland Partners, if certain conditions are met, to increase the size of the Acquisition Facility by up to $50 million and allows for the issuance of letters of credit of up to $15 million in the aggregate. The senior secured revolving credit facility also requires Hiland Partners to meet certain financial tests, including a maximum consolidated funded debt to EBITDA ratio of 4.0:1.0 as of the last day of any fiscal quarter; provided that in the event that Hiland Partners makes certain permitted acquisitions or capital expenditures, this ratio may be increased to 4.75:1.0 for the three fiscal quarters following the quarter in which such acquisition or capital expenditure occurs; and a minimum interest coverage ratio of 3.0:1.0.  The credit facility will mature in May 2011. At that time, the agreement will terminate and all outstanding amounts thereunder will be due and payable.

Due to the recent decline in natural gas and NGL prices, Hiland Partners believes that its cash generated from operations will decrease for the remainder of 2009 relative to comparable periods in 2008. Hiland Partners’ senior secured revolving credit facility requires it to meet certain financial tests, including a maximum consolidated funded debt to EBITDA covenant ratio of 4.0:1.0 as of the last day of any fiscal quarter; provided that in the event that Hiland Partners makes certain permitted acquisitions or capital expenditures, this ratio may be increased to 4.75:1.0 for the three fiscal quarters following the quarter in which such acquisition or capital expenditure occurs. Hiland Partners met the permitted capital expenditure requirements for the four quarter period ended March 31, 2009 and elected to increase the ratio to 4.75:1.0 on March 31, 2009. During this step-up period, the applicable margin with respect to loans under the credit facility increases by 35 basis points per annum and the unused commitment fee increases by 12.5 basis points per annum. Unless this ratio is amended, Hiland Partners’ debt is restructured or Hiland Partners receives an infusion of equity capital, management expects that Hiland Partners will be in violation of the maximum funded debt to EBITDA covenant ratio contained in its senior secured revolving credit facility as early as the second quarter of 2009.  Management has initiated discussions with certain lenders under Hiland Partners’ credit facility as to potential ways to address the expected covenant violation. While no potential solution has been agreed to, Hiland Partners would expect that any solution would likely require the assessment of fees and increased rates, the infusion of additional equity capital or the incurrence of subordinated indebtedness by Hiland Partners, and the suspension of distributions for a certain period of time. There can be no assurance that any such agreement will be reached with the lenders or that any required equity or debt financing will be available to Hiland Partners.

Upon the occurrence of an event of default defined in the credit facility, the lenders may, among other things, be able to accelerate the maturity of the credit facility and exercise other rights and remedies as set forth in the credit facility.

Hiland Partners’ obligations under the credit facility are secured by substantially all of its assets and guaranteed by Hiland Partners and all of its subsidiaries, other than Hiland Operating, LLC, its operating company, which is the borrower under the credit facility.

Indebtedness under the credit facility will bear interest, at Hiland Partners’ option, at either; (i) an Alternate Base Rate plus an applicable margin ranging from 50 to 125 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 150 to 225 basis points per annum based on Hiland Partners’ ratio of consolidated funded debt to EBITDA. The Alternate Base Rate is a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the Federal Funds effective rate in effect on such day plus ½ of 1%. Hiland Partners has elected for the indebtedness to bear interest at LIBOR plus the applicable margin.  A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 1.0%. An unused commitment fee ranging from 25 to 50 basis points per annum based on Hiland Partners’ ratio of consolidated funded debt to EBITDA will be payable on the unused portion of the credit facility. During the step-up period, the applicable margin with respect to loans under the credit facility will be increased by 35 basis points per annum and the unused commitment fee will be increased by 12.5 basis points per annum.  At March 31, 2009, the interest rate on outstanding borrowings from Hiland Partners’ credit facility was 3.15%.

Hiland Partners is subject to interest rate risk on its credit facility and has entered into an interest rate swap to reduce this risk. See Note 5 “Derivatives” for a discussion of Hiland Partners’ interest rate swap.

The credit facility prohibits Hiland Partners from making distributions to unitholders if any default or event of default, as defined in the credit facility, has occurred and is continuing or would result from such distributions. In addition, the credit facility contains various covenants that limit, among other things, subject to certain exceptions and negotiated “baskets,” Hiland Partners’ ability to incur indebtedness, grant liens, make certain loans, acquisitions and investments, make any material changes to the nature of its business, amend its material agreements, including the Omnibus Agreement or enter into a merger, consolidation or sale of assets.

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

As of March 31, 2009, Hiland Partners had $264.1 million outstanding under the credit facility and was in compliance with its financial covenants.

Impact of Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the periods presented.

Recent Accounting Pronouncements

On April 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP141(R)-1”).  FSP 141(R)-1 amends and clarifies SFAS 141, revised 2007, “Business Combinations” to address application issues on initial and subsequent recognition, measurement, accounting and disclosure of assets and liabilities arising from contingencies in a business combination.  FSP 141(R)-1 is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. FSP 141(R)-1 was adopted effective January 1, 2009 and did not have a material impact on our financial statements and disclosures therein.

On April 25, 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. In determining the useful life of an acquired intangible asset, FSP 142-3 removes the requirement from SFAS 142 for an entity to consider whether renewal of the intangible asset requires significant costs or material modifications to the related arrangement. FSP 142-3 also replaces the previous useful life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal.  FSP 142-3 was adopted effective January 1, 2009 and will apply to future business combinations.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of SFAS 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for periods prior to its initial adoption. SFAS 161 amended the qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS 133 and generally increased the level of aggregation/disaggregation required in an entity’s financial statements. SFAS 161 was adopted effective January 1, 2009 and did not have a material impact on our financial statements and disclosures therein.

On March 12, 2008, the Emerging Issues Task Force (“EITF”) reached consensus opinion on EITF Issue 07-4, “Application of the two-class method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” (“EITF 07-4”), which the FASB ratified at its March 26, 2008 meeting.  EITF 07-4 requires the calculation of a Master Limited Partnership’s (“MLPs”) net earnings per limited partner unit for each period presented according to distributions declared and participation rights in undistributed earnings as if all of the earnings for that period had been distributed. In periods with undistributed earnings above specified levels, the calculation per the two-class method results in an increased allocation of such undistributed earnings to the general partner and a dilution of earnings to the limited partners.  EITF 07-4 is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented.  EITF 07-4 was adopted effective January 1, 2009 and did not have a significant impact on our financial statements and disclosures therein.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) amends and replaces SFAS 141, but retains the fundamental requirements in SFAS 141 that the purchase method of accounting be used for all business combinations and an acquirer be identified for each business combination. SFAS 141(R) provides for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. SFAS 141(R) provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141(R) also determines what information to disclose to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) was adopted effective January 1, 2009 and will apply to future business combinations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after

November 15, 2007. SFAS 159 was adopted effective January 1, 2008, at which time no financial assets or liabilities, not previously required to be recorded at fair value by other authoritative literature, were designated to be recorded at fair value.  As such, the adoption of SFAS 159 did not have any impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) such as fair value hierarchy used to classify the source of information used in fair value measurements (i.e., market based or non-market based) and expands disclosure about fair value measurements based on their level in the hierarchy.  SFAS 157 applies to derivatives and other financial instruments, which SFAS 133 requires be measured at fair value at initial recognition and for all subsequent periods. SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157’s hierarchy defines three levels of inputs that may be used to measure fair value. Level 1 refers to assets that have observable market prices, level 2 assets do not have an “observable price” but do have inputs that are based on such prices in which components have observable data points and level 3 refers to assets in which one or more of the inputs do not have observable prices and calibrated model parameters, valuation techniques or management’s assumptions are used to derive the fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We elected to implement SFAS 157 prospectively in the first quarter of 2008 with the one-year deferral permitted by FASB Staff Position (FSP) 157-2 for nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed on a recurring basis (at least annually). The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plants and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations and restructuring costs for which we use fair value. SFAS 157 was adopted effective January 1, 2009 and did not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent (minority interest) be clearly identified, labeled and presented in the consolidated balance sheet within equity, but separate from the parent’s equity. SFAS 160 requires the equity amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement and that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently and similarly as equity transactions. Consolidated net income and comprehensive income are now determined without deducting minority interest; however, earnings-per-share information continues to be calculated on the basis of the net income attributable to the parent’s shareholders.  Additionally, SFAS 160 establishes a single method for accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and that the parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 was adopted effective January 1, 2009 and did not have a material impact on our financial position, results of operations or cash flows.

Certain adjustments have been made to prior period information to conform to current period presentation related to our adoption of SFAS 160, which establishes new accounting and reporting standards for the noncontrolling partners’ interest in Hiland Partners.  Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interests) as equity in the consolidated financial statements and separate from our limited partners’ equity.  The amount of net income attributable to the noncontrolling interest will now be included in consolidated net income on the face of the statement of operations.  SFAS 160 also includes expanded disclosure requirements regarding our limited partners’ interest and the noncontrolling partners’ interest.  The adoption of SFAS 160 on January 1, 2009 did not have a significant impact on our financial position, results of operations or cash flows.  However, it did result in certain changes to our financial statement presentation, including the change in classification of noncontrolling interest (minority interests) from liabilities to equity on the consolidated balance sheet.

Upon adoption of SFAS 160 effective January 1, 2009, we reclassified $125,851 from minority interests liabilities to noncontrolling partners’ interest in Hiland Partners, of which $123,729 is a separate component of equity and $2,122 is an increase to accumulated other comprehensive income, also a component of equity, in our consolidated balance sheet as of December 31, 2008.  In addition, we reclassified $209 of minority interest in loss of Hiland Partners to net loss attributable to noncontrolling partners’ interest in loss of Hiland Partners in our consolidated statement of operations for the three months ended March 31, 2008.  Net income per limited partner unit has not been affected as a result of the adoption of SFAS 160.

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

There have been no material changes in our significant accounting policies and estimates during the three months ended March 31, 2009.  See our disclosure of significant accounting policies and estimates in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 9, 2009.

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

Commodity Price Risks.   Hiland Partners’ profitability is affected by volatility in prevailing NGL and natural gas prices. Historically, changes in the prices of most NGL products have generally correlated with changes in the price of crude oil. NGL and natural gas prices are volatile and are impacted by changes in the supply and demand for NGLs and natural gas, as well as market uncertainty. Hiland Partners’ cash flow is affected by the volatility of natural gas and NGL product prices, which could adversely affect our ability to make distributions to unitholders. To illustrate the impact of changes in prices for natural gas and NGLs on our operating results, we have provided the table below, which reflects, for the three months ended March 31, 2009 and March 31, 2008, respectively, the impact on our midstream segment margin of a $0.01 per gallon change (increase or decrease) in NGL prices coupled with a $0.10 per MMBtu change (increase or decrease) in the price of natural gas.

	Natural Gas Price Change ($/MMBtu) Three Months Ended March 31,
	2009		2008
	$0.10	$(0.10)	$0.10	$(0.10)
NGL Price Change ($/gal)
$0.01	$173,000	$186,000	$144,000	$113,000
$(0.01)	$(125,000)	$(172,000)	$(112,000)	$(144,000)

The increase in commodity exposure is the result of increased natural gas and NGL product volumes during the three months ended March 31, 2009 compared to the three months ended March 31, 2008 and the increased exposure to NGL product prices in 2009 as the result of no NGL hedging contracts in 2009. The magnitude of the impact on total segment margin of changes in natural gas and NGL prices presented may not be representative of the magnitude of the impact on total segment margin for different commodity prices or contract portfolios. Natural gas and crude oil prices can also affect our profitability indirectly by influencing the level of drilling activity and related opportunities for our services.

We manage this commodity price exposure through an integrated strategy that includes management of our contract portfolio, optimization of our assets and the use of derivative contracts. As a result of these derivative swap contracts, we have hedged a portion of our expected exposure to natural gas prices in 2009 and 2010. We continually monitor our hedging and contract portfolio and expect to continue to adjust our hedge position as conditions warrant. The following table provides information about our commodity-based derivative instruments at March 31, 2009 for the periods indicated:

		Average
		Fixed	Fair Value
Description and Production Period	Volume	Price	Asset
	(MMBtu)	(per MMBtu)
Natural Gas - Sold Fixed for Floating Price Swaps
April 2009 - March 2010	2,136,000	$7.55	$8,852
April 2010 - December 2010	1,602,000	$8.31	5,869
			$14,721

Interest Rate Risk.   We have elected for the indebtedness to bear interest at LIBOR plus the applicable margin. We are exposed to changes in the LIBOR rate as a result of our credit facility and Hiland Partners’ credit facility, which is subject to floating interest rates.  On October 7, 2008, Hiland Partners entered into a floating-to-fixed interest rate swap agreement with an investment grade counterparty whereby Hiland Partners pays a monthly fixed interest rate of 2.245% and receives a monthly variable rate based on the one month posted LIBOR interest rate on a notional amount of $100.0 million.  This swap agreement was effective on January 2, 2009 and terminates on January 1, 2010.  As of March 31, 2009, Hiland Partners had approximately $264.1 million of indebtedness outstanding under its credit facility, of which $164.1 million is exposed to changes in the LIBOR rate. The impact of a 100 basis point increase in interest rates on the amount of current debt exposed to variable interest rates would for the remainder of 2009, result in an increase in annualized interest expense and a corresponding decrease in annualized net income of approximately $1.2 million. The following table provides information about Hiland Partners’ interest rate swap at March 31, 2009 for the periods indicated:

			Fair Value
	Notional	Interest	Asset
Description and Period	Amount	Rate	(Liability)
Interest Rate Swap
April 2009 - December 2009	$100,000	2.245%	$(1,210)

Credit Risk.   Counterparties pursuant to the terms of their contractual obligations expose Hiland Partners to potential losses as a result of nonperformance. Hiland Partners’ three largest customers for the three months ended March 31, 2009 accounting for approximately 19%, 17% and 12%, respectively, of revenues. Consequently, changes within one or more of these companies’ operations have the potential to impact, both positively and negatively, our credit exposure and make us subject to risks of loss resulting from nonpayment or nonperformance by these or any of Hiland Partners’ other customers. Any material nonpayment or nonperformance by its key customers could materially and adversely affect our business, financial condition or results of operations and reduce Hiland Partners’ ability to make distributions to its unitholders. Furthermore, some of Hiland Partners’ customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to Hiland Partners.  Hiland Partners’ counterparties for Hiland Partners’ derivative instruments as of March 31, 2009 are BP Energy Company and Bank of Oklahoma, N.A. Our counterparty to our interest rate swap as of March 31, 2009 is Wells Fargo Bank, N.A.

On July 22, 2008, SemGroup, L.P. and certain subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  In October 2008, the United States Bankruptcy Court for the District of Delaware entered an order approving the assumption of a Natural Gas Liquids Marketing Agreement (the “SemStream Agreement”) between SemStream, L.P., an affiliate of SemGroup, L.P., and Hiland Partners relating to the sale of natural gas liquids and condensate at our Bakken and Badlands plants and gathering systems, restoring Hiland Partners and SemStream, L.P. to its pre-bankruptcy contractual relationship.  Hiland Partners pre-petition credit exposure to SemGroup, L.P. relating to condensate sales to SemCrude, LLC in our mid-continent region is approximately $0.3 million, which continues to be reserved as of March 31, 2009.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a)          Evaluation of disclosure controls and procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009, to ensure that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

(b)         Changes in internal control over financial reporting.

During the three months ended March 31, 2009, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Two unitholder class action lawsuits were recently filed in the Court of Chancery of the State of Delaware challenging the proposal made by Mr. Hamm to acquire all of the outstanding common units of each of the Partnership and Hiland Partners that are not owned by Mr. Hamm, his affiliates or Hamm family trusts.

On May 1, 2009, a unitholder of the Partnership and Hiland Partners filed a complaint alleging claims on behalf of (i) a purported class of common unitholders of the Partnership and (ii) a purported class of common unitholders of Hiland Partners against the Partnership, Hiland Partners, the general partner of each of the Partnership and Hiland Partners, and the members of the board of directors of each of the Partnership and Hiland Partners. The complaint alleges, among other things, that the original consideration and revised consideration offered by Mr. Hamm is unfair and inadequate, that the board of directors of the general partner of each of the Partnership and Hiland Partners cannot be expected to act independently, and that Mr. Hamm and the management of the Partnership and Hiland Partners have manipulated their public statements to depress the price of the common units of the Partnership and Hiland Partners. The plaintiffs seek to enjoin the Partnership, Hiland Partners, and their respective board members from proceeding with any transaction that may arise from Mr. Hamm’s going private proposal, along with compensatory damages.

On February 26, 2009, a unitholder of the Partnership and Hiland Partners filed a complaint alleging claims on behalf of a purported class of common unitholders of the Partnership and Hiland Partners against the Partnership, Hiland Partners, the general partner of each of the Partnership and Hiland Partners, and certain members of the board of directors of each of the Partnership and Hiland Partners The complaint alleges, among other things, that the consideration offered is unfair and grossly inadequate, that the conflicts committee of the board of directors of the general partner of each of the Partnership and Hiland Partners cannot be expected to act independently, and that the management of the Partnership and Hiland Partners has manipulated its public statements to depress the price of the common units of the Partnership and Hiland Partners.

The plaintiffs in each lawsuit seek to enjoin the Partnership, Hiland Partners, and their respective board members from proceeding with any transaction that may arise from Mr. Hamm’s going private proposal, along with compensatory damages. We cannot predict the outcome of these lawsuits, or others, nor can we predict the amount of time and expense that will be required to resolve the lawsuits.

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

Item 1A. Risk Factors

A substantial portion of our partnership interests in Hiland Partners are subordinated to Hiland Partners’ common units, which will result in decreased distributions to us in the future  until Hiland Partners has paid all distribution arrearages on the Hiland Partners common units.   Additionally, if Hiland Partners is unable to meet its minimum quarterly distribution in the future, distributions to us could further decrease.

We own, directly or indirectly, 5,381,471 units representing limited partner interests in Hiland Partners, of which approximately 56.9% are subordinated units and 43.1% are common units. During the subordination period, the subordinated units will not receive any distributions in a quarter until Hiland Partners has paid the minimum quarterly distribution of $0.45 per unit, plus any arrearages in the payment of the minimum quarterly distribution from prior quarters, on all of the outstanding Hiland Partners common units. Distributions on the subordinated units are therefore more uncertain than distributions on Hiland Partners’ common units. Furthermore, no distributions may be made on the incentive distribution rights for any quarter unless Hiland Partners has paid that quarter’s minimum quarterly distribution of $0.45 per unit for all outstanding Hiland Partners common units and subordinated units, plus any arrearages in the payment of the minimum quarterly distribution from prior quarters on all the outstanding Hiland Partners common units. Therefore, distributions with respect to the incentive distribution rights are even more uncertain than distributions on the subordinated units. Neither the subordinated units nor the incentive distribution rights are entitled to any arrearages from prior quarters. Generally, the subordination period ends, and the subordinated units convert into common units of Hiland Partners, only after March 31, 2010 and only upon the satisfaction of certain financial tests.

On April 27, 2009, Hiland Partners announced the suspension of quarterly cash distributions on its common and subordinated units beginning with the first quarter of 2009.  Under the terms of the Hiland Partners partnership agreement, the Hiland Partners common units now carry an arrearage of $0.45 per unit, representing the minimum quarterly distribution to the Hiland Partners common units for the first quarter of 2009 that must be paid before Hiland Partners can make distributions to the Hiland Partners subordinated units or on the incentive distribution rights.  This decrease in distributions to us could adversely affect our ability to pay distributions on our common units.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Partnership. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/ or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On January 27, 2009, we received a Deficiency Letter from NASDAQ indicating that we no longer comply with the audit committee composition requirements as set forth in Marketplace Rule 4350(d), which requires Hiland Partners GP Holdings, LLC, our general partner, to have an audit committee of at least three independent members.  Following the resignation of Shelby E. Odell from the board of directors of our general partner on January 21, 2009, the audit committee of our general partner consists of only two independent members.  Mr. Odell resigned from the board of directors of our general partner so that he would be eligible to serve as a member of the conflicts committee of the board of directors of Hiland Partners’ general partner.  In accordance with Marketplace Rule 4350(d)(4), NASDAQ has provided us a cure period to regain compliance until the earlier of our next annual unitholders’ meeting or January 21, 2010, or, if the next annual unitholders’ meeting is held before July 20, 2009, then we must evidence compliance no later than July 20, 2009.

Item 6. Exhibits

EXHIBITS

Exhibit Number	Description

1.1

Underwriting Agreement by and between Hiland Holdings GP, LP and Lehman Brothers Inc., as representative of the underwriters named therein dated as of September 19, 2006. (incorporated by reference to Exhibit 1.1 of Registrant’s Statement on Form S-1 (File No. 333-134491))

2.1

Contribution Agreement among Hiland Holdings GP, LP, Hiland Partners GP Holdings, LLC, Hiland Partners GP, Inc., Continental Gas Holdings, Inc., HHGP Holding, LLC, Harold Hamm DST Trust, Harold Hamm HJ Trust, Randy Moeder, Equity Financial Services, Inc. and Ken Maples dated May 24, 2006. (incorporated by reference to Exhibit 2.1 of Registrant’s Statement on Form S-1 (File No. 333-134491))

2.2

Acquisition Agreement by and among Hiland Operating, LLC, Hiland Partners, LLC and the members of Hiland Partners, LLC dated as of September 1, 2005 (incorporated by reference to Exhibit 2.2 of Hiland Partners, LP’s Form 8-K filed on September 29, 2005)

2.3

Amendment No. 1 dated September 12, 2006 to Contribution Agreement among Hiland Holdings GP, LP, Hiland Partners GP Holdings, LLC, Hiland Partners GP, Inc., Continental Gas Holdings, Inc., HHGP Holding, LLC, Harold Hamm DST Trust, Harold Hamm HJ Trust, Randy Moeder, Equity Financial Services, Inc. and Ken Maples dated May 24, 2006. (incorporated by reference to Exhibit 2.3 of Registrant’s Statement on Form S-1 (File No. 333-134491))

3.1	Certificate of Limited Partnership of Hiland Holdings GP, LP (incorporated by reference to Exhibit 3.1 of Registrant’s Statement on Form S-1 (File No. 333-134491))

3.2	Amended and Restated Agreement of Limited Partnership of Hiland Holdings GP, LP (incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-Q filed on November 13, 2006)

3.3	Certificate of Formation of Hiland Partners GP Holdings, LLC (incorporated by reference to Exhibit 3.3 of Registrant’s Statement on Form S-1 (File No. 333-134491))

3.4	Amended and Restated Limited Liability Company Agreement of Hiland Partners GP Holdings, LLC(incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-Q filed on November 13, 2006)

4.1	Certificate of Limited Partnership of Hiland Holdings GP, LP (incorporated by reference to Exhibit 3.1 of Registrant’s Statement on Form S-1 (File No. 333-134491))

4.2	Amended and Restated Agreement of Limited Partnership of Hiland Holdings GP, LP (incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-Q filed on November 13, 2006)

4.3	Certificate of Formation of Hiland Partners GP Holdings, LLC (incorporated by reference to Exhibit 3.3 of Registrant’s Statement on Form S-1 (File No. 333-134491))

4.4	Amended and Restated Limited Liability Company Agreement of Hiland Partners GP Holdings, LLC(incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-Q filed on November 13, 2006)

10.1	Compensation of Conflicts Committee Members

19.1	Code of Ethics for Chief Executive Officer and Senior Finance Officers (incorporated by reference to Exhibit 19.1 of Registrant’s annual report on Form 10-K filed on March 20, 2007)

21.1	List of Subsidiaries of Hiland Holdings GP, LP (incorporated by reference to Exhibit 21.1 of Registrant’s Statement on Form S-1 (File No. 333-134491))

31.1	—	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

+Denotes a management contract or compensatory plan or arrangement.

†Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Enid, Oklahoma, on this 11th day of May, 2009.

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

1.1

Underwriting Agreement by and between Hiland Holdings GP, LP and Lehman Brothers Inc., as representative of the underwriters named therein dated as of September 19, 2006. (incorporated by reference to Exhibit 1.1 of Registrant’s Statement on Form S-1 (File No. 333-134491))

2.1

Contribution Agreement among Hiland Holdings GP, LP, Hiland Partners GP Holdings, LLC, Hiland Partners GP, Inc., Continental Gas Holdings, Inc., HHGP Holding, LLC, Harold Hamm DST Trust, Harold Hamm HJ Trust, Randy Moeder, Equity Financial Services, Inc. and Ken Maples dated May 24, 2006. (incorporated by reference to Exhibit 2.1 of Registrant’s Statement on Form S-1 (File No. 333-134491))

2.2

Acquisition Agreement by and among Hiland Operating, LLC, Hiland Partners, LLC and the members of Hiland Partners, LLC dated as of September 1, 2005 (incorporated by reference to Exhibit 2.2 of Hiland Partners, LP’s Form 8-K filed on September 29, 2005)

2.3

Amendment No. 1 dated September 12, 2006 to Contribution Agreement among Hiland Holdings GP, LP, Hiland Partners GP Holdings, LLC, Hiland Partners GP, Inc., Continental Gas Holdings, Inc., HHGP Holding, LLC, Harold Hamm DST Trust, Harold Hamm HJ Trust, Randy Moeder, Equity Financial Services, Inc. and Ken Maples dated May 24, 2006. (incorporated by reference to Exhibit 2.3 of Registrant’s Statement on Form S-1 (File No. 333-134491))

3.1		Certificate of Limited Partnership of Hiland Holdings GP, LP (incorporated by reference to Exhibit 3.1 of Registrant’s Statement on Form S-1 (File No. 333-134491))

3.2		Amended and Restated Agreement of Limited Partnership of Hiland Holdings GP, LP (incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-Q filed on November 13, 2006)

3.3		Certificate of Formation of Hiland Partners GP Holdings, LLC (incorporated by reference to Exhibit 3.3 of Registrant’s Statement on Form S-1 (File No. 333-134491))

3.4		Amended and Restated Limited Liability Company Agreement of Hiland Partners GP Holdings, LLC(incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-Q filed on November 13, 2006)

4.1		Certificate of Limited Partnership of Hiland Holdings GP, LP (incorporated by reference to Exhibit 3.1 of Registrant’s Statement on Form S-1 (File No. 333-134491))

4.2		Amended and Restated Agreement of Limited Partnership of Hiland Holdings GP, LP (incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-Q filed on November 13, 2006)

4.3		Certificate of Formation of Hiland Partners GP Holdings, LLC (incorporated by reference to Exhibit 3.3 of Registrant’s Statement on Form S-1 (File No. 333-134491))

4.4		Amended and Restated Limited Liability Company Agreement of Hiland Partners GP Holdings, LLC(incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-Q filed on November 13, 2006)

10.1		Compensation of Conflicts Committee Members

19.1		Code of Ethics for Chief Executive Officer and Senior Finance Officers (incorporated by reference to Exhibit 19.1 of Registrant’s annual report on Form 10-K filed on March 20, 2007)

21.1		List of Subsidiaries of Hiland Holdings GP, LP (incorporated by reference to Exhibit 21.1 of Registrant’s Statement on Form S-1 (File No. 333-134491))

31.1	—	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

+Denotes a management contract or compensatory plan or arrangement.

†Portions of this exhibit have been omitted pursuant to a request for confidential treatment.