Form 10-Q
period 2009-06-30
Hiland Holdings GP, LP
filed 2009-08-10
CIK 1363381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

The number of the registrant’s outstanding equity units as of August 7, 2009 was 21,607,500 common units.

HILAND HOLDINGS GP, LP

HILAND HOLDINGS GP, LP

Consolidated Balance Sheets

(in thousands, except unit amounts)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,248	$1,733
Accounts receivable:
Trade - net of allowance for doubtful accounts of $304	17,820	23,864
Affiliates	2,745	2,346
	20,565	26,210
Fair value of derivative assets	6,188	6,851
Other current assets	1,348	1,936
Total current assets	32,349	36,730

Property and equipment, net	349,473	349,159
Intangibles, net	37,702	40,780
Fair value of derivative assets	1,597	7,141
Other assets, net	1,464	1,750

Total assets	$422,585	$435,560

LIABILITIES AND PARTNERSHIP EQUITY
Current liabilities:
Accounts payable	$14,136	$22,833
Accounts payable - affiliates	5,236	7,823
Fair value of derivative liabilities	921	1,439
Accrued liabilities and other	6,362	3,168
Total current liabilities	26,655	35,263

Commitments and contingencies (Note 9)
Long-term debt	265,117	256,466
Fair value of derivative liabilities	147
Asset retirement obligation	2,560	2,483

Partners’ equity:
Common unitholders (21,607,500 units issued and outstanding)	4,862	12,386
Accumulated other comprehensive income	1,370	3,111
Total limited partners’ equity	6,232	15,497
Noncontrolling partners’ interest in Hiland Partners	121,874	125,851
Total partners’ equity	128,106	141,348

Total liabilities and partners’ equity	$422,585	$435,560

The accompanying notes are an integral part of these consolidated financial statements.

HILAND HOLDINGS GP, LP

Consolidated Statements of Operations

For the Three and Six Months Ended (Unaudited)

(in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Midstream operations
Third parties	$48,007	$112,214	$98,118	$201,467
Affiliates	867	2,022	1,899	3,043
Compression services, affiliate	1,205	1,205	2,410	2,410
Total revenues	50,079	115,441	102,427	206,920

Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	16,646	51,191	34,417	93,642
Midstream purchases - affiliate (exclusive of items shown separately below)	10,353	36,882	23,798	63,049
Operations and maintenance	7,785	7,551	15,480	14,320
Depreciation, amortization and accretion	10,824	9,456	21,082	18,671
Property impairments	—	—	950	—
Bad debt	—	8,103	—	8,103
General and administrative	4,606	2,333	8,433	5,018
Total operating costs and expenses	50,214	115,516	104,160	202,803
Operating (loss) income	(135)	(75)	(1,733)	4,117
Other income (expense):
Interest and other income	68	73	81	177
Amortization of deferred loan costs	(172)	(168)	(343)	(324)
Interest expense	(2,691)	(3,130)	(5,049)	(6,636)
Other income (expense), net	(2,795)	(3,225)	(5,311)	(6,783)
Net loss	(2,930)	(3,300)	(7,044)	(2,666)
Less: Noncontrolling partners’ interest in loss of Hiland Partners	(395)	(2,192)	(1,610)	(2,398)
Limited Partners’ interest in net loss	$(2,535)	$(1,108)	$(5,434)	$(268)

Net loss per limited partners’ unit - basic	$(0.12)	$(0.05)	$(0.25)	$(0.01)
Net loss per limited partners’ unit - diluted	$(0.12)	$(0.05)	$(0.25)	$(0.01)
Weighted average limited partners’ units outstanding - basic	21,608	21,603	21,608	21,603
Weighted average limited partners’ units outstanding - diluted	21,608	21,603	21,608	21,603

The accompanying notes are an integral part of these consolidated financial statements.

HILAND HOLDINGS GP, LP

Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended (Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(2,930)	$(3,300)	$(7,044)	$(2,666)
Closed derivative transactions reclassified to income	(2,171)	3,028	(3,879)	5,083
Change in fair value of derivatives	(1,332)	(7,737)	950	(10,253)
Comprehensive loss	$(6,433)	$(8,009)	$(9,973)	$(7,836)
Less: Comprehensive loss attributable to noncontrolling interest in Hiland Partners	(1,816)	(4,106)	(2,798)	(4,506)
Comprehensive loss attributable to limited partners	$(4,617)	$(3,903)	$(7,175)	$(3,330)

The accompanying notes are an integral part of these consolidated financial statements.

HILAND HOLDINGS GP, LP

Consolidated Statements of Cash Flows

For the Six Months Ended (Unaudited, in thousands)

	June 30,	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(7,044)	$(2,666)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,004	18,605
Accretion of asset retirement obligation	78	66
Property impairments	950	—
Amortization of deferred loan cost	343	324
(Gain) loss on derivative transactions	(247)	1,935
Net proceeds from settlement of derivative contracts	3,155	—
Unit based compensation	673	840
Bad debt	—	8,103
Gain on sale of assets	(3)	—
Increase in other assets	(48)	(146)
(Increase) decrease in current assets:
Accounts receivable - trade	6,044	(21,989)
Accounts receivable - affiliates	(399)	(1,773)
Other current assets	588	(951)
Increase (decrease) in current liabilities:
Accounts payable	(671)	11,218
Accounts payable - affiliates	(2,587)	7,454
Accrued liabilities and other	2,695	1,013
Net cash provided by operating activities	24,531	22,033
Cash flows from investing activities:
Purchases of property and equipment	(27,225)	(20,276)
Proceeds from disposals of property and equipment	12	6
Net cash used in investing activities	(27,213)	(20,270)
Cash flows from financing activities:
Proceeds from short-term borrowings	500	—
Proceeds from long-term borrowings	12,000	19,000
Payments on long-term borrowings	(3,000)	—
Increase in deferred offering cost	—	(7)
Debt issuance costs	(10)	(339)
Proceeds from Hiland Partners, LP unit options exercise	—	1,031
Redemption of vested phantom units	—	(35)
Distributions held in trust refunded to Hiland Partners on forfeited unvested restricted common units	22	—
Payments on capital lease obligations	(350)	(235)
Cash distributions to non-controlling partners of Hiland Partners, LP	(1,803)	(6,421)
Cash distributions to unitholders	(2,162)	(11,566)
Net cash provided by financing activities	5,197	1,428

Increase for the period	2,515	3,191
Beginning of period	1,733	10,602
End of period	$4,248	$13,793
Supplementary information
Cash paid for interest, net of amounts capitalized	$5,191	$6,437

The accompanying notes are an integral part of these consolidated financial statements.

HILAND HOLDINGS GP, LP

Consolidated Statement of Changes in Partners’ Equity

For the Six Months Ended June 30, 2009 (Unaudited, in thousands)

			Noncontrolling
		Accumulated	Partners’
		Other	Interest in
	Common	Comprehensive	Hiland
	Unitholders	Income	Partners	Total

Balance, January 1, 2009	$12,386	$3,111	$125,851	$141,348
Periodic cash distributions	(2,162)	—	(1,803)	(3,965)
Unit based compensation	72	—	601	673
Distributions held in trust refunded to Hiland Partners on 4,250 forfeited unvested restricted common units	—	—	23	23
Other comprehensive income reclassified to income on closed derivative transactions	—	(2,307)	(1,572)	(3,879)
Change in fair value of derivatives	—	566	384	950
Net loss	(5,434)	—	(1,610)	(7,044)
Balance June 30, 2009	$4,862	$1,370	$121,874	$128,106

The accompanying notes are an integral part of this consolidated financial statement.

HILAND HOLDINGS GP, LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2009 and 2008

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

CGI operated in one segment, midstream, which involved the purchasing, gathering, compressing, dehydrating, treating, processing and marketing of natural gas and fractionating and marketing of natural gas liquids, or NGLs. CGI historically owned all of Hiland Partners’ natural gas gathering, processing, treating and fractionation assets other than the Worland,  Bakken, Kinta Area, Woodford Shale and North Dakota Bakken gathering systems. Hiland Partners, LLC historically owned the Worland gathering system and compression services assets, which Hiland Partners acquired on February 15, 2005, and the Bakken gathering system. Since its initial public offering, Hiland Partners has operated in midstream and compression services segments. On September 26, 2005, Hiland Partners acquired Hiland Partners, LLC, which at such time owned the Bakken gathering system, consisting of certain southeastern Montana gathering assets, for $92.7 million, $35.0 million of which was used to retire outstanding Hiland Partners, LLC indebtedness. On May 1, 2006, Hiland Partners acquired the Kinta Area gathering assets from Enogex Gas Gathering, L.L.C., consisting of certain eastern Oklahoma gas gathering assets, for $96.4 million.  Hiland Partners financed this acquisition with $61.2 million of borrowings from its credit facility and $35.0 million of proceeds from the issuance to Hiland Partners GP, LLC, its general partner, of 761,714 common units and 15,545 general partner equivalent units, both at $45.03 per unit. Hiland Partners began construction of the Woodford Shale gathering system in the first quarter of 2007 and commenced initial start-up of its operations in April 2007. Construction on the North Dakota Bakken gathering system and processing plant began in October 2008 and became fully operational in May 2009.  As of June 30, 2009, Hiland Partners has invested approximately $22.9 million in the North Dakota Bakken gathering system.

The unaudited financial statements for the three and six months ended June 30, 2009 and 2008 included herein have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, which in the opinion of our management, are necessary for a fair presentation of our results for the interim periods. Such adjustments are considered to be of a normal recurring nature. Subsequent events have been evaluated through August 10, 2009. Results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2009.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Concentration and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and receivables.  Hiland Partners places cash and cash equivalents with high-quality institutions and in money market funds. Hiland Partners derives its revenue from customers primarily in the oil and gas and utility industries. These industry concentrations have the potential to impact Hiland Partners’ overall exposure to credit risk, either positively or negatively, in that its customers could be affected by similar changes in economic, industry or other conditions. However, we believe that the credit risk posed by this industry concentration is offset by the creditworthiness of Hiland Partners’ customer base. Hiland Partners’ portfolio of accounts receivable is comprised primarily of mid-size to large domestic corporate entities.  The counterparties to Hiland Partners’ commodity based derivative instruments as of June 30, 2009 are BP Energy Company and Bank of Oklahoma, N.A.  The counterparty to Hiland Partners’ interest rate swap as of June 30, 2009 is Wells Fargo Bank, N.A.

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

Long Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, Hiland Partners evaluates its long-lived assets of identifiable business activities for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on management’s estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a provision for loss if the carrying value is greater than the fair value. For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is redetermined when related events or circumstances change.

When determining whether impairment of one of its long-lived assets has occurred, Hiland Partners must estimate the undiscounted future cash flows attributable to the asset or asset group. The estimate of cash flows is based on assumptions regarding the volume of reserves providing asset cash flow and future NGL product and natural gas prices. The amount of reserves and drilling activities are dependent in part on crude oil and natural gas prices. Projections of reserves and future commodity prices are inherently subjective and contingent upon a number of variable factors, including, but not limited to:

•     changes in general economic conditions in regions in which Hiland Partners’ assets are located;

•     the availability and prices of NGLs and NGL products and competing commodities;

•     the availability and prices of raw natural gas supply;

•     Hiland Partners’ ability to negotiate favorable marketing agreements;

•     the risks that third party oil and gas exploration and production activities will not occur or be successful;

•     Hiland Partners’ dependence on certain significant customers and producers of natural gas; and

•     competition from other midstream service providers and processors, including major energy companies.

Any significant variance in any of the above assumptions or factors could materially affect our cash flows, which could require us to record an impairment of an asset.

As a result of volume declines at natural gas gathering systems located in Texas and Mississippi, combined with significantly reduced natural gas prices, Hiland Partners recognized impairment charges of $950 in March 2009.  No impairment charges were recognized during the three and six months ended June 30, 2008.

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

Noncontrolling Partners’ Interest in Hiland Partners

The noncontrolling partners’ interest in Hiland Partners presented in partners’ equity on our consolidated balance sheets as of June 30, 2009 and December 31, 2008 reflects the outside ownership interest of Hiland Partners. This noncontrolling partners’ interest in Hiland Partners presented as “Minority interests” in the mezzanine section of the balance sheet at December 31, 2008 has been reclassified to the partners’ equity section on the consolidated balance sheet in accordance with SFAS No. 160, “Noncontrolling

Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). The noncontrolling partners’ interest in income (loss) of Hiland Partners is calculated by multiplying the noncontrolling partners’ proportionate ownership of limited partner units in Hiland Partners by the limited partners’ allocation of Hiland Partners’ net income (loss). Hiland Partners’ net income (loss) is allocated to its limited partners and its general partner based on the proportionate share of the cash distributions declared for the period, with adjustments made for incentive distributions specifically allocated to its general partner. All amounts we have received from Hiland Partners’ issuance and sale of limited partner units have been recorded as increases to the noncontrolling partners’ interest in Hiland Partners in the partners’ equity section on the consolidated balance sheet.

Contributions to Subsidiary

The Partnership directly and indirectly owns all of the equity interests in Hiland Partners GP, LLC, the general partner of Hiland Partners. Hiland Partners GP, LLC is required to make contributions to Hiland Partners each time Hiland Partners issues common units or restricted common units in order to maintain its 2% general partner ownership in Hiland Partners. Contributions for the three and six months ended June 30, 2009 and 2008 were insignificant.

Recent Accounting Pronouncements

On June 30, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, “The FASB Accounting Standards Codification™ and The Hierarchy of Generally Accepted Accounting Principles” (“FASB ASC”), a replacement of SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  On the effective date, FASB ASC became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the SEC, and preparers must begin to use the Codification for periods that begin on or about July 1, 2009. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. FASB ASC significantly changes the way financial statement preparers, auditors, and academics perform accounting research. The FASB expects that FASB ASC will reduce the amount of time and effort required to research an accounting issue, mitigate the risk of noncompliance with standards through improved usability of the literature, provide accurate information with real-time updates as new standards are released, and assist the FASB with the research efforts required during the standard-setting process. FASB ASC was adopted effective July 1, 2009 and will not have a material impact on our financial statements and disclosures therein.

On May 28, 2009, the FASB issued FASB Statement No. 165, “Subsequent Events (“SFAS 165”).  SFAS 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  SFAS No. 165 was adopted effective June 30, 2009 and did not have a material impact on our financial statements and disclosures therein.

On April 9, 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FAS107-1”).  FAS107-1 increases the frequency of fair value disclosures to a quarterly basis instead of annual basis.  FAS107-1 specifically relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value.   FAS107-1 is effective for interim and annual periods ending after June 15, 2009.  FAS107-1 was adopted effective June 30, 2009 and did not have a material impact on our financial statements and disclosures therein.

On April 1, 2009, the FASB issued Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP141(R)-1”).  FSP 141(R)-1 amends and clarifies SFAS 141, revised 2007, “Business Combinations” to address application issues on initial and subsequent recognition, measurement, accounting and disclosure of assets and liabilities arising from contingencies in a business combination.  FSP 141(R)-1 is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. FSP 141(R)-1 was adopted effective January 1, 2009 and did not have a material impact on our financial statements and disclosures therein.

On April 25, 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. In determining the useful life of an acquired intangible asset, FSP 142-3 removes the requirement from SFAS 142 for an entity to consider whether renewal of the intangible asset requires significant costs or material modifications to the related arrangement. FSP 142-3 also replaces the previous useful life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal.  FSP 142-3 was adopted effective January 1, 2009 and will apply to future intangible assets acquired.  We don’t believe the adoption of FSP 142-3 will have a material impact on our financial position, results of operations or cash flows.

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

Upon adoption of SFAS 160 effective January 1, 2009, we reclassified $125,851 from minority interests liabilities to noncontrolling partners’ interest in Hiland Partners in our consolidated balance sheet as of December 31, 2008.  In addition, we reclassified $2,192 and $2,398 of minority interest in loss of Hiland Partners to net loss attributable to noncontrolling partners’ interest in loss of Hiland Partners in our consolidated statement of operations for the three and six months ended June 30, 2008, respectively.  Net income per limited partner unit has not been affected as a result of the adoption of SFAS 160.

Note 2: Recent Events

On June 1, 2009, the Partnership and Hiland Partners (together with the Partnership, the “Hiland Companies”) signed separate definitive merger agreements with an affiliate of Harold Hamm, pursuant to which affiliates of Mr. Hamm have agreed to acquire for cash  (i) all of the outstanding common units of Hiland Partners (other than certain restricted common units owned by officers and employees) not owned by the Partnership (the “Hiland Partners Merger”); and (ii) all of the outstanding common units of the Partnership (other than certain restricted common units owned by officers and employees) not owned by Mr. Hamm, his affiliates or the Hamm family trusts (the “Hiland Holdings Merger”). Upon consummation of the mergers, the common units of the Hiland Companies will no longer be publicly owned or publicly traded.  In the mergers, the Partnership’s unitholders will receive $2.40 in cash for each common unit they hold and Hiland Partners’ unitholders will receive $7.75 in cash for each common unit they hold.  Conflicts committees comprised entirely of independent members of the boards of directors of the general partners of the Partnership and Hiland Partners separately determined that the mergers are advisable, fair to and in the best interests of the applicable Hiland Company and its public unitholders. In determining to make their recommendations to the boards of directors, each conflicts committee considered, among other things, the fairness opinion received from its respective financial advisor. Based on the recommendation of its conflicts committee, the board of directors of the general partner of each of the Partnership and Hiland Partners has approved the applicable merger agreement and has recommended, along with its respective conflicts committee, that the public unitholders of the Partnership and Hiland Partners, respectively, approve the applicable merger. Consummation of the Hiland Partners Merger is subject to certain conditions, including the approval of holders of a majority of our outstanding common units not owned by Mr. Hamm, his affiliates and the Hamm family trusts, the absence of any restraining order or injunction, and other customary closing conditions.  Additionally, the obligation of Mr. Hamm and his affiliates to complete the Hiland Holdings Merger is contingent upon the concurrent completion of the Hiland Partners Merger, and the Hiland Partners Merger is subject to closing conditions similar to those described above.  There can be no assurance that the Hiland Holdings Merger or any other transaction will be approved or consummated.

On July 1, 2009, (i) the Partnership, Hiland Partners and its general partner, Hiland Partners GP, LLC (together with Hiland Partners, the “Hiland Companies”), Hiland Partners GP Holdings, LLC, our general partner, HH GP Holding, LLC, an affiliate of Harold Hamm, HLND MergerCo, LLC, a wholly-owned subsidiary of HH GP Holding, LLC, Harold Hamm, Chairman of the Hiland Companies, Joseph L. Griffin, Chief Executive Officer and President of the Hiland Companies, and Matthew S. Harrison, Chief Financial Officer, Vice President—Finance and Secretary of the Hiland Companies, in connection with the Agreement and Plan of Merger, dated June 1, 2009, among Hiland Partners, Hiland Partners GP, LLC, HH GP Holding, LLC, and HLND MergerCo, LLC filed a Transaction Statement on Schedule 13E-3 with the SEC and (ii) the Partnership, Hiland Partners GP Holdings, LLC, HH GP Holding, LLC, HPGP MergerCo, LLC, Continental Gas Holdings, Inc. (an affiliate of Mr. Hamm) and Messrs. Hamm, Griffin and Harrison, in connection with the Agreement and Plan of Merger, dated June 1, 2009, among the Partnership, Hiland Partners GP Holdings, LLC, HH GP Holding, LLC and HPGP MergerCo, LLC, also filed a Transaction Statement on Schedule 13E-3 with the SEC. Concurrently with the filing of these Schedule 13E-3s, the Partnership and Hiland Partners jointly filed a Preliminary Proxy Statement on Schedule 14A pursuant to the definitive version of which the boards of directors of the general partner of each of the

Partnership and Hiland Partners will be soliciting proxies from unitholders of the Partnership and Hiland Partners in connection with the mergers of both Hiland Companies.

On July 10, 2009, the United States Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Act with respect to the Hiland Partners Merger.

On June 26, 2009, Hiland Partners executed a series of hedging transactions that involved the unwinding of a portion of existing net “in-the-money” natural gas swaps and entered into a new 2010 Colorado Interstate Gas (“CIG”) natural gas swap. Hiland Partners received net proceeds of approximately $3.2 million from the unwinding of the net “in-the-money” positions, of which $3.0 million was used to reduce indebtedness under its senior secured revolving credit facility.

Three putative unitholder class action lawsuits have been filed relating to the proposed mergers with Mr. Hamm, his affiliates, and certain Hamm family trusts (the “Hamm Parties”).  These lawsuits are as follows: (i) Robert Pasternack v. Hiland Partners, LP et al., In the Court of Chancery of the State of Delaware, Civil Action No. 4397-VCS; (ii) Andrew Jones v. Hiland Partners, LP et al., In the Court of Chancery of the State of Delaware, Civil Action No. 4558-VCS; and (iii) Arthur G. Rosenberg v. Hiland Partners, LP et al., In the District Court of Garfield County, State of Oklahoma, Case No. C3-09-211-02.  The lawsuits name as defendants the Partnership, Hiland Holdings, the general partner of each of the Partnership and Hiland Partners, and the members of the board of directors of each of the Partnership and Hiland Partners.   The lawsuits challenge both the Hiland Partners Merger and the Hiland Holdings Merger.  The lawsuits allege claims of breach of the Partnership Agreement and breach of fiduciary duty on behalf of (i) a purported class of common unitholders of the Partnership and (ii) a purported class of our common unitholders of Hiland Partners.

On July 10, 2009, the court in which the Oklahoma case is pending granted our motion to stay the Oklahoma lawsuit in favor of the Delaware lawsuits.   On July 31, 2009, the plaintiff in the first-filed Delaware case (Pasternack) filed an Amended Class Action Complaint and a motion to enjoin the mergers.   This Amended Class Action Complaint alleges, among other things, that (i) the original consideration and revised consideration offered by the Hamm Parties is unfair and inadequate, (ii) the members of the conflicts committees of the general partner of each of the Partnership and Hiland Partners that were charged with reviewing the proposals and making a recommendation to each committee’s respective board of directors lacked any meaningful independence, (iii) the defendants acted in bad faith in recommending and approving the Hiland Partners Merger or the Hiland Holdings Merger, and (iv) the disclosures in the Preliminary Proxy Statement filed by the Partnership and Hiland Partners are materially misleading.   The Pasternack plaintiff seeks to preliminarily enjoin the defendants from proceeding with or consummating the mergers and seeks an order requiring defendants to supplement the Preliminary Proxy Statement with certain information.  We cannot predict the outcome of these lawsuits, or others, nor can we predict the amount of time and expense that will be required to resolve the lawsuits.

Additional information concerning these lawsuits may be found in the Preliminary Proxy Statement filed by the Partnership and Hiland Partners and, when filed, in the definitive joint proxy statement.

We and Hiland Partners have suspended quarterly cash distributions on common and subordinated units beginning with the first quarter distribution of 2009 due to the impact of lower commodity prices and reduced drilling activity on Hiland Partners current and projected throughput volumes, midstream segment margins and cash flows combined with future required levels of capital expenditures and the outstanding indebtedness under ours and Hiland Partners’ senior secured revolving credit facilities.  Under the terms of Hiland Partners’ partnership agreement, Hiland Partners’ common units will carry an arrearage of $0.90 per unit, representing the minimum quarterly distribution to its common units for the first and second quarters of 2009 that must be paid before Hiland Partners’ can make distributions to the subordinated units.

Pursuant to the terms of our existing credit agreement, we elected to reduce the commitment level on the credit facility from $10.0 million to $3.0 million on August 7, 2009.  Concurrently with the reduction of the commitment level to $3.0 million, the existing lenders under the credit facility assigned their interests in the facility to The Security National Bank of Enid and we entered into a first amended and restated senior secured credit agreement with The Security National Bank of Enid.   The credit facility is secured by all of our ownership interests in Hiland Partners and its general partner, other than the 2% general partner interest and the incentive distribution rights. The credit facility will mature on December 31, 2009, at which time all outstanding amounts thereunder become due and payable.  As our only cash-generating assets are our 2% general partner interest, all of the incentive distribution rights and a 57.4% limited partner interest in Hiland Partners, our cash flow is completely dependent upon the ability of Hiland Partners to make cash distributions to its partners, including us.  Our credit facility matures on December 31, 2009, at which time all outstanding amounts thereunder will become due and payable.  We believe the current availability on the credit facility will allow us to meet our current obligations and future expenses through maturity.  We cannot assure that any refinancing of our credit facility can be successfully completed or, if completed, that the terms will be favorable to us.  If we are unable to obtain a refinancing of our outstanding debt and Hiland Partners does not resume paying quarterly cash distributions in amounts necessary to satisfy our obligations, we may need to sell common units in Hiland Partners to satisfy our outstanding debt obligations and any current liabilities that we may incur in the operation of our business in the future.  See Note 7 “Long-Term Debt.”

Note 3: Property and Equipment and Asset Retirement Obligations

Property and equipment consisted of the following for the periods indicated:

	As of	As of
	June 30,	December 31,
	2009	2008
Land	$295	$295
Construction in progress	2,068	15,583
Midstream pipeline, plants and compressors	442,680	410,330
Compression and water injection equipment	19,417	19,391
Other	4,935	4,621
	469,395	450,220
Less: accumulated depreciation and amortization	119,922	101,061
	$349,473	$349,159

During the three and six months ended June 30, 2009, we capitalized interest of $42 and $104, respectively. We capitalized interest of $24 and $155 during the three and six months ended June 30, 2008, respectively. Hiland Partners recognized $950 of property impairment charges related to natural gas gathering systems in Texas and Mississippi during the six months ended June 30, 2009. Hiland Partners incurred no impairment charges during the six months ended June 30, 2008.

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), we have recorded the fair value of liabilities for asset retirement obligations in the periods in which they are incurred and corresponding increases in the carrying amounts of the related long-lived assets. The asset retirement costs are subsequently allocated to expense using a systematic and rational method and the liabilities are accreted to measure the change in liability due to the passage of time. The provisions of SFAS 143 primarily apply to dismantlement and site restoration of certain of Hiland Partners’ plants and pipelines. We have evaluated Hiland Partners’ asset retirement obligations as of June 30, 2009 and have determined that revisions in the carrying values are not necessary at this time.

The following table summarizes our activity related to asset retirement obligations for the indicated period:

Asset retirement obligation, January 1, 2009	$2,483
Less: obligation extinguished	(10)
Add: additions on leased locations	9
Add: accretion expense	78
Asset retirement obligation, June 30, 2009	$2,560

Note 4:   Intangible Assets

Intangible assets consist of the acquired value of customer relationships, existing contracts to purchase, gather and sell natural gas and other NGLs and compression contracts, which do not have significant residual value. The customer relationships and the contracts are being amortized over their estimated lives of ten years. We review intangible assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. If such a review should indicate that the carrying amount of intangible assets is not recoverable, we reduce the carrying amount of such assets to fair value based on the discounted probable cash flows of the intangible assets. No impairments of intangible assets were recorded during the three and six months ended June 30, 2009 or 2008.

Intangible assets consisted of the following for the periods indicated:

	As of	As of
	June 30,	December 31,
	2009	2008
Gas sales contracts	$32,564	$32,564
Compression contracts	18,515	18,515
Customer relationships	10,492	10,492
	61,571	61,571
Less accumulated amortization	23,869	20,791
Intangible assets, net	$37,702	$40,780

During each of the three months ended June 30, 2009 and 2008, we recorded $1,540 of amortization expense.  During each of the six months ended June 30, 2009 and 2008, we recorded $3,079 of amortization expense.  Estimated aggregate amortization expense for the remainder of 2009 is $3,080 and $6,157 for each of the four succeeding fiscal years from 2010 through 2013 and a total of $9,994 for all years thereafter.

Note 5: Derivatives

Interest Rate Swap

Hiland Partners is subject to interest rate risk on its credit facility and has entered into an interest rate swap to reduce this risk. Hiland Partners entered into a one year interest rate swap agreement with its counterparty on October 7, 2008 for the period from January 2009 through December 2009 at a rate of 2.245% on a notional amount of $100.0 million. The swap fixes the one month LIBOR rate at 2.245% for the notional amount of debt outstanding over the term of the swap agreement.  During the three and six months ended June 30, 2009, one month LIBOR interest rates were lower than the contracted fixed interest rate of 2.245%.

Consequently, for the three and six months ended June 30, 2009, Hiland Partners incurred additional interest expense of $462 and $905, respectively, upon monthly settlements of the interest rate swap agreement.

The following table provides information about Hiland Partners’ interest rate swap at June 30, 2009 for the periods indicated:

			Fair Value
	Notional	Interest	Asset
Description and Period	Amount	Rate	(Liability)
Interest Rate Swap
July 2009 - December 2009	$100,000	2.245%	$(921)

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

On June 26, 2009, Hiland Partners unwound (cash settled) a 2010 coupled qualified hedge for a discounted net amount of $3,155 and entered into a new cash flow swap agreement for the same underlying forecasted natural gas sales which settle in the same monthly periods in 2010.  The coupled qualified hedge Hiland Partners cash settled on June 26, 2009 consisted of a receipt of $4,499 from one counterparty offset by a payment of $1,344 to another counterparty. Of the $4,499 cash received, $3,571 had previously been recognized as midstream revenues in 2008 as the hedge, at that time, did not qualify for hedge accounting. The net unrecognized loss of $416 has been recorded to accumulated other comprehensive income and will be recorded as reductions in midstream revenues as the hedged transactions settle in 2010. Under the terms of the new derivative contract, Hiland Partners receives a fixed price of $5.08 and pays a floating CIG index price for the same relevant volumes and contract period as the underlying natural gas is sold.

Presented in the table below is information related to Hiland Partners’ derivatives for the indicated periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net gains (losses) on closed/settled transactions reclassified from (to) accumulated other comprehensive income	$2,171	$(3,028)	$3,879	$(5,083)
Increases (decreases) in fair values of open derivatives recorded to (from) accumulated other comprehensive income	$(1,332)	$(7,737)	$950	$(10,253)
Unrealized non-cash gains (losses) on ineffective portions of qualifying derivative transactions	$(137)	$(22)	$247	$(5)
Unrealized non-cash gains on non-qualifying derivatives	$—	$(1,512)	$—	$(1,930)

At June 30, 2009, Hiland Partners’ accumulated other comprehensive income was $2,304. Of this amount, Hiland Partners anticipates $4,003 will be reclassified to earnings during the next twelve months and $(1,699) will be reclassified to earnings in subsequent periods.

The fair value of derivative assets and liabilities are as follows for the indicated periods:

	As of	As of
	June 30,	December 31,
	2009	2008
Fair value of derivative assets - current	$6,188	$6,851
Fair value of derivative assets - long term	1,597	7,141
Fair value of derivative liabilities - current	(921)	(1,439)
Fair value of derivative liabilities - long term	(147)	—
Net fair value of derivatives	$6,717	$12,553

The terms of Hiland Partners’ derivative contracts currently extend as far as December 2010. The counterparties to Hiland Partners’ commodity-based derivative instruments are BP Energy Company and Bank of Oklahoma, N.A. The counterparty to Hiland Partners’ interest rate swap is Wells Fargo Bank, N.A.

The following table provides information about Hiland Partners’ commodity derivative instruments at June 30, 2009 for the periods indicated:

		Average
		Fixed	Fair Value
Description and Production Period	Volume	Price	Asset
	(MMBtu)	(per MMBtu)
Natural Gas - Sold Fixed for Floating Price Swaps
July 2009 - June 2010	2,136,000	$7.01	$6,188
July 2010 - December 2010	1,068,000	$6.73	1,450
			$7,638

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

SFAS 133 requires derivatives and other financial instruments be measured at fair value at initial recognition and for all subsequent periods.  We use the fair value methodology outlined in SFAS 157 to value assets and liabilities for our outstanding fixed price cash flow swap derivative contracts. Valuations of our natural gas derivative contracts are based on published forward price curves for natural gas and, as such, are defined as Level 2 fair value hierarchy assets and liabilities. We value our interest rate-based derivative on a comparative mark-to-market value received from our counterparty and, as such, is defined as Level 3. The following table represents the fair value hierarchy for Hiland Partners’ assets and liabilities measured at fair value on a recurring basis at June 30, 2009:

	Level 1	Level 2	Level 3	Total
Commodity - based derivative assets	$—	$7,785	$—	$7,785
Commodity - based derivative liabilities	—	(147)	—	(147)
Interest - based derivative liabilities	—	—	(921)	(921)
Total	$—	$7,638	$(921)	$6,717

The following table provides a summary of changes in the fair value of Hiland Partners’ Level 3 interest rate-based derivatives for the six months ended June 30, 2009:

Balance, January 1, 2009	$(1,439)
Cash settlements from other comprehensive income	906
Change in fair value of derivative	(388)
Balance, June 30, 2009	$(921)

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

As a result of volume declines combined with significantly reduced natural gas prices, Hiland Partners determined that carrying amounts totaling approximately $950 related to natural gas gathering systems located in Texas and Mississippi were not recoverable from future cash flows and, therefore, were impaired at March 31, 2009.  Hiland Partners reduced the carrying amounts of these nonrecurring level 3 hierarchy assets to their estimated fair values of approximately $249 by using the discounted cash flow method described above, as comparable market data was not available.

Note 7: Long-Term Debt

Long-term debt consisted of the following for the indicated periods:

	As of	As of
	June 30,	December 31,
	2009	2008
Hiland Partners-revolving credit facility	$261,064	$252,064
Hiland Holdings-revolving credit facility	1,205	705
Capital lease obligations	4,701	5,051
	266,970	257,820
Less current portion:
Capital lease obligations	648	649
Hiland Holdings-revolving credit facility	1,205	705
Long-term debt	$265,117	$256,466

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

Due to lower natural gas and NGL prices and the impact of reduced drilling activity on Hiland Partners’ current and projected throughput volumes, Hiland Partners believes that cash generated from operations will decrease for the remainder of 2009 relative to comparable periods in 2008.  Hiland Partners’ senior secured revolving credit facility requires Hiland Partners to meet certain financial tests, including a maximum consolidated funded debt to EBITDA covenant ratio of 4.0:1.0 as of the last day of any fiscal quarter; provided that in the event that Hiland Partners makes certain permitted acquisitions or capital expenditures, this ratio may be increased to 4.75:1.0 for the three fiscal quarters following the quarter in which such permitted acquisition or capital expenditure occurs.  Hiland Partners met the permitted capital expenditure requirements for the four quarter period ended March 31, 2009 and elected to increase the ratio to 4.75:1.0 on March 31, 2009 for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009.  During this step-up period, the applicable margin with respect to loans under the credit facility increases by 35 basis points per annum and the unused commitment fee increases by 12.5 basis points per annum. The ratio will revert back to 4.0:1.0 for the quarter ended December 31, 2009.  If commodity prices do not significantly improve above the current forward prices for 2009, the Partnership could be in violation of the maximum consolidated funded debt to EBITDA covenant ratio as early as September 30, 2009, unless this ratio is amended, Hiland Partners receives an infusion of equity capital, Hiland Partners’ debt is restructured or Hiland Partners is able to monetize “in-the-money” hedge positions.  Management is continuing extensive discussions with certain lenders under the credit facility as to ways to address a potential covenant violation. While no potential solution has been agreed to, Hiland Partners expects that any solution will require the assessment of fees and increased rates, the infusion of additional equity capital or the incurrence of subordinated indebtedness by Hiland Partners and the suspension of distributions for a certain period of time. There can be no assurance that any such agreement will be reached with the lenders, that any required equity or debt financing will be available to Hiland Partners, or that Hiland Partners’ hedge positions will be “in-the-money.”

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

Indebtedness under Hiland Partners’ credit facility will bear interest, at its option, at either (i) an Alternate Base Rate plus an applicable margin ranging from 50 to 125 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 150 to 225 basis points per annum based on its ratio of consolidated funded debt to EBITDA. The Alternate Base Rate is a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the Federal Funds effective rate in effect on such day plus  1/2 of 1%. Hiland Partners has elected for the indebtedness to bear interest at LIBOR plus the applicable margin. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 1.0%. An unused commitment fee ranging from 25 to 50 basis points per annum based on Hiland Partners’ ratio of consolidated funded debt to EBITDA will be payable on the unused portion of the credit facility. During the step-up period, the applicable margin with respect to loans under the credit facility will be increased by 35 basis points per annum and the unused commitment fee will be increased by 12.5 basis points per annum. At June 30, 2009, the interest rate on outstanding borrowings from Hiland Partners’ credit facility was 2.92%.

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

As of June 30, 2009, Hiland Partners had $261.1 million outstanding under this credit facility and was in compliance with its financial covenants.  Hiland Partners’ EBITDA to interest expense ratio was 4.95 to 1.0 and its consolidated funded debt to EBITDA ratio was 4.40 to 1.0.

Hiland Holdings Credit Facility

On September 25, 2006, concurrently with the closing of our initial public offering, we entered into a three-year $25.0 million senior secured credit facility. Pursuant to the terms of the agreement, we elected to reduce the commitment level on the credit facility to $10.0 million effective May 15, 2009 and we elected to further reduce the commitment level on the credit facility to $3.0 million on August 7, 2009.  Concurrently with the reduction of the commitment level to $3.0 million, the existing lenders under the credit facility assigned their interests in the facility to The Security National Bank of Enid and we entered into a first amended and restated senior secured credit agreement with The Security National Bank of Enid.  The credit facility is secured by all of our ownership interests in Hiland Partners and its general partner, other than the 2% general partner interest and the incentive distribution rights.  The credit facility will mature on December 31, 2009, at which time all outstanding amounts thereunder become due and payable.

Indebtedness under the credit facility bears interest at the prime rate plus 1% per annum, but in no event less than 5% per annum, to be adjusted as changes occur in the prime rate.  At August 7, 2009, the interest rate on outstanding borrowings from our credit facility was 5.0%.

The credit facility contains several covenants that, among other things, require the maintenance of a debt-to-worth ratio and require financial reports to be submitted periodically.  The credit facility also contains various covenants that limit, among other things, subject to certain exceptions, our ability to grant liens, enter into agreements restricting our ability to grant liens on our assets or amend the credit facility, make certain loans, acquisitions and investments or enter into a merger, consolidation or sale of assets.

The amount we may borrow under the credit facility is limited to the lesser of: (i) 50% of the sum of the value of the Hiland Partners common and subordinated units and (ii) the maximum available amount of the credit facility (currently $3.0 million).  For purposes of this calculation, the value of (i) the Hiland Partners common units on any date shall be the closing price for such units as reflected on the NASDAQ National Market on any date and (ii) the Hiland Partners subordinated units on any date shall be deemed to equal 85% of the value of the Hiland Partners common units on such date.  At August 7, 2009, the borrowing base was $3.0 million.

As of August 7, 2009, we had $2.5 million outstanding under this credit facility and were in compliance with our debt-to-worth ratio covenant. As of June 30, 2009, we had $1.2 million outstanding under our prior credit facility and were in compliance with our financial covenants. The outstanding $1.2 million at June 30, 2009, which now matures on December 31, 2009, is included in accrued liabilities and other in the balance sheet.

Capital Lease Obligations

Hiland Partners is obligated under two separate capital lease agreements entered into with respect to its Bakken and Badlands gathering systems in the third quarter of 2007. Under the terms of a capital lease agreement for a rail loading facility and an associated products pipeline at its Bakken gathering system, Hiland Partners is repaying a counterparty a predetermined amount over a period of eight years. Once fully paid, title to the leased assets will transfer to Hiland Partners no later than the end of the eight-year period commencing from the inception date of the lease. Hiland Partners also incurred a capital lease obligation to a counterparty for the aid to construct several electric substations at its Badlands gathering system which, by agreement, is being repaid in equal monthly installments over a period of five years.

During the three and six months ended June 30, 2009, Hiland Partners made principal payments of $185 and $350, respectively, on the above described capital lease obligations.  The current portion of the capital lease obligations presented in the table above is included in accrued liabilities and other in the balance sheet.

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

As provided for in the long-term incentive plan, each non-employee board member of Hiland Partners GP Holdings, LLC on each anniversary date of the initial reward is entitled to receive an additional 1,000 restricted common units. We issued no restricted units during the three and six months ended June 30, 2009. Non-cash unit based compensation expense related to restricted units issued is to be recognized over their respective four-year vesting period on the graded vesting attribution method. As of June 30, 2009, we have 16,500 unvested restricted units outstanding with a weighted average fair value at grant date of $22.52 per unit.

We recorded non-cash compensation expense related to the restricted units of $36 and $72 for the three and six months ended June 30, 2009, respectively, and $38 and $77 for the three and six months ended June 30, 2008, respectively. We will record additional non-cash unit based compensation expense of $145 over the next four years.

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

Phantom Units.   On June 19, 2009, 2,500 phantom units awarded to our Chief Executive Officer in June 2007 vested and were converted to common units. On April 1, 2009, our former Chief Commercial Officer retired and forfeited 3,750 phantom units.

The following table summarizes information about Hiland Partners’ phantom units for the six months ended June 30, 2009:

		Weighted
		Average
		Fair Value
		Per Unit
		At Grant
Phantom Units	Units	Date ($)
Unvested at January 1, 2009	50,794	$47.74
Granted	—
Vested and converted	(5,625)	$51.65
Forfeited	(5,050)	$45.11
Unvested at June 30, 2009	40,119	$47.53

During the three and six months ended June 30, 2009, Hiland Partners incurred non-cash unit based compensation expense of $219 and $463, respectively, related to phantom units. During the three and six months ended June 30, 2008, Hiland Partners incurred non-cash unit based compensation expense of $301 and $580, respectively, related to phantom units. Hiland Partners will recognize additional expense of $992 over the next four years, and the additional expense is to be recognized over a weighted average period of 2.5 years.

Restricted Units.   Hiland Partners issued no restricted units during the three and six months ended June 30, 2009.  On April 1, 2009, our former Chief Commercial Officer retired and forfeited 1,500 restricted units.  The following table summarizes information about Hiland Partners restricted units for the six months ended June 30, 2009.

		Weighted
		Average
		Fair Value
		Per Unit
		At Grant
Restricted Units	Units	Date ($)
Unvested at January 1, 2009	18,500	$48.73
Granted	—
Vested	—
Forfeited	(4,250)	$47.56
Unvested at June 30, 2009	14,250	$49.08

Non-cash unit based compensation expense related to Hiland Partners restricted units was $62 and $137 for the three and six months ended June 30, 2009, respectively, and was $83 and 167 for the three and six months ended June 30, 2008, respectively.  As of June 30, 2009, there was $212 of total unrecognized cost related to Hiland Partners unvested restricted units. This cost is to be recognized over a weighted average period of 2.0 years.

Unit Options.   At June 30, 2009, all common unit options awarded by Hiland Partners have vested.  The weighted average exercise price of 33,336 outstanding exercisable common unit options at June 30, 2009 is $37.79 per unit, and such common units have a weighted average remaining contractual term of 6.4 years.  Non-cash unit based compensation expense related to the unit options was insignificant for the three and six months ended June 30, 2009, respectively.

Note 9: Commitments and Contingencies

We maintain a defined contribution retirement plan for our employees under which we make discretionary contributions to the plan based on a percentage of eligible employees’ compensation. Contributions to the plan are 5.0% of eligible employees’ compensation and resulted in expense for the three months ended June 30, 2009 and 2008 of $101 and $80, respectively and for the six months ended June 30, 2009 and 2008 was $190 and $155, respectively.

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

Hiland Partners leases certain equipment, vehicles and facilities under operating leases, most of which contain annual renewal options. We and Hiland Partners also lease office space from a related entity. See Note 11 “Related Party Transactions.” Under these lease agreements, rent expense was $751 and $636, respectively, for the three months ended June 30, 2009 and 2008, respectively and $1,594 and $1,252 for the six months ended June 30, 2009 and 2008, respectively.

Three putative unitholder class action lawsuits have been filed relating to the Hiland Partners Merger and the Hiland Holdings Merger.  These lawsuits are as follows: (i) Robert Pasternack v. Hiland Partners, LP et al., In the Court of Chancery of the State of Delaware, Civil Action No. 4397-VCS; (ii) Andrew Jones v. Hiland Partners, LP et al., In the Court of Chancery of the State of Delaware, Civil Action No. 4558-VCS; and (iii) Arthur G. Rosenberg v. Hiland Partners, LP et al., In the District Court of Garfield County, State of Oklahoma, Case No. C3-09-211-02.  The lawsuits name as defendants the Partnership, Hiland Partners, the general partner of each of the Partnership and Hiland Partners, and the members of the board of directors of each of the Partnership and Hiland Partners.   The lawsuits challenge both the Hiland Partners Merger and the Hiland Holdings Merger.  The lawsuits allege claims of breach of the Partnership Agreement and breach of fiduciary duty on behalf of (i) a purported class of common unitholders of the Partnership and (ii) a purported class of our common unitholders of Hiland Partners.

On July 10, 2009, the court in which the Oklahoma case is pending granted our motion to stay the Oklahoma lawsuit in favor of the Delaware lawsuits.   On July 31, 2009, the plaintiff in the first-filed Delaware case (Pasternack) filed an Amended Class Action Complaint and a motion to enjoin the mergers.   This Amended Class Action Complaint alleges, among other things, that (i) the original consideration and revised consideration offered by the Hamm Parties is unfair and inadequate, (ii) the members of the conflicts committees of the general partner of each of the Partnership and Hiland Partners that were charged with reviewing the proposals and making a recommendation to each committee’s respective board of directors lacked any meaningful independence, (iii) the defendants acted in bad faith in recommending and approving the Hiland Partners Merger or the Hiland Holdings Merger, and (iv) the disclosures in the Preliminary Proxy Statement filed by the Partnership and Hiland Partners are materially misleading.   The Pasternack plaintiff seeks to preliminarily enjoin the defendants from proceeding with or consummating the mergers and seeks an order requiring defendants to supplement the Preliminary Proxy Statement with certain information.  We cannot predict the outcome of these lawsuits, or others, nor can we predict the amount of time and expense that will be required to resolve the lawsuits.

Additional information concerning these lawsuits may be found in the Preliminary Proxy Statement filed by the Partnership and Hiland Partners and, when filed, in the definitive joint proxy statement.

Note 10: Significant Customers and Suppliers

All of Hiland Partners’ revenues are domestic revenues. The following table presents Hiland Partners’ top midstream customers as a percent of total revenue for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Customer 1	23%	22%	20%	21%
Customer 2	12%	1%	10%	0%
Customer 3	12%	9%	15%	9%
Customer 4	12%	9%	8%	14%
Customer 5	10%	14%	11%	11%
Customer 6	5%	15%	5%	15%
Customer 7	3%	10%	3%	8%

Customer 1 above is SemStream, L.P., a subsidiary of SemGroup, L.P., who filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on July 22, 2008.  In March 2009, Hiland Partners received a good faith deposit from SemStream, L.P. for $3,000 in lieu of renewing a letter of credit to our benefit.  The $3,000 deposit received is included in accrued liabilities and other in the balance sheet.

All of Hiland Partners’ purchases are from domestic sources. The following table presents Hiland Partners’ top midstream suppliers as a percent of total midstream purchases for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Supplier 1 (affiliated company)	40%	42%	42%	40%
Supplier 2	20%	16%	18%	15%
Supplier 3	17%	18%	16%	18%

Note 11: Related Party Transactions

Hiland Partners purchases natural gas and NGLs from affiliated companies. Purchases of product from affiliates totaled $10,353 and $36,882 for the three months ended June 30, 2009 and 2008, respectively and totaled $23,798 and $63,049 for the six months ended June 30, 2009 and 2008, respectively. Hiland Partners also sells natural gas and NGLs to affiliated companies. Sales of product to affiliates totaled $867 and $2,022 for the three months ended June 30, 2009 and 2008, respectively and totaled $1,899 and $3,043 for the six months ended June 30, 2009 and 2008, respectively. Compression revenues from affiliates were $1,205 and $2,410 for each of the three and six months ended June 30, 2009 and 2008, respectively.

Accounts receivable - affiliates of $2,745 at June 30, 2009 include $2,649 from one affiliate for midstream sales. Accounts receivable - affiliates of $2,346 at December 31, 2008, includes $2,083 from one affiliate for midstream sales.

Accounts payable - affiliates of $5,236 at June 30, 2009 include $4,018 due to one affiliate for midstream purchases. Accounts payable - affiliates of $7,823 at December 31, 2008 include $6,682 payable to the same affiliate for midstream purchases.

Hiland Partners utilizes affiliated companies to provide services to its plants and pipelines and certain administrative services. The total expenditures to these companies were $82 and $111 during the three months ended June 30, 2009 and 2008, respectively and were $256 and $263 during the six months ended June 30, 2009 and 2008, respectively.

We and Hiland Partners lease office space under operating leases directly or indirectly from an affiliate. Rent expense associated with these leases totaled $41 and $37 for the three months ended June 30, 2009 and 2008, respectively and totaled $80 and $75 for the six months ended June 30, 2009 and 2008, respectively.

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

Midstream assets totaled $398,812 at June 30, 2009. Assets attributable to compression operations totaled $23,773. All but $27 of the total capital expenditures of $19,189 for the six months ended June 30, 2009 was attributable to midstream operations. All but $24 of the total capital expenditures of $18,368 for the six months ended June 30, 2008 was attributable to midstream operations.

The tables below present information for the reportable segments for the three and six months ended June 30, 2009 and 2008.

	For the Three Months Ended June 30,
	2009			2008
	Midstream	Compression		Midstream	Compression
	Segment	Segment	Total	Segment	Segment	Total

Revenues	$48,874	$1,205	$50,079	$114,236	$1,205	$115,441
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	26,999	—	26,999	88,073	—	88,073
Operations and maintenance	7,575	210	7,785	7,271	280	7,551
Depreciation and amortization	9,927	897	10,824	8,561	895	9,456
Property impairments	—	—	—	—	—	—
Bad debt	—	—	—	8,103	—	8,103
General and administrative	4,502	104	4,606	2,314	19	2,333
Total operating costs and expenses	49,003	1,211	50,214	114,322	1,194	115,516
Operating (loss) income	$(129)	$(6)	(135)	$(86)	$11	(75)
Other income (expense):
Interest and other income			68			73
Amortization of deferred loan costs			(172)			(168)
Interest expense			(2,691)			(3,130)
Net loss			(2,930)			(3,300)
Less: Noncontrolling partners’ interest in loss of Hiland Partners			(395)			(2,192)
Limited partners’ interest in net loss			$(2,535)			$(1,108)

	Six Months Ended June 30,
	2009			2008
	Midstream	Compression		Midstream	Compression
	Segment	Segment	Total	Segment	Segment	Total

Revenues	$100,017	$2,410	$102,427	$204,510	$2,410	$206,920
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	58,215	—	58,215	156,691	—	156,691
Operations and maintenance	15,053	427	15,480	13,811	509	14,320
Depreciation and amortization	19,287	1,795	21,082	16,881	1,790	18,671
Property impairments	950	—	950	—	—	—
Bad debt	—	—	—	8,103	—	8,103
General and administrative	8,234	199	8,433	4,969	49	5,018
Total operating costs and expenses	101,739	2,421	104,160	200,455	2,348	202,803
Operating income (loss)	$(1,722)	$(11)	(1,733)	$4,055	$62	4,117
Other income (expense):
Interest and other income			81			177
Amortization of deferred loan costs			(343)			(324)
Interest expense			(5,049)			(6,636)
Net loss			(7,044)			(2,666)
Less: Noncontrolling partners’ interest in loss of Hiland Partners			(1,610)			(2,398)
Limited partners’ interest in net loss			$(5,434)			$(268)

Note 13: Net Income (Loss) per Limited Partners’ Unit

The computation of basic net income (loss) per limited partners’ unit is based on the weighted-average number of common units outstanding during the period. The computation of diluted net income (loss) per unit further assumes the dilutive effect of restricted units. Net income (loss) per unit applicable to limited partners is computed by dividing net income (loss) applicable to limited partners by the weighted-average number of limited partnership units outstanding. The following is a reconciliation of the limited partner units used in the calculations of net income (loss) per limited partner unit—basic and net income (loss) per limited partner unit—diluted assuming dilution for the three and six months ended June 30, 2009 and 2008:

	For the Three Months Ended June 30,
	2009			2008
	Loss Attributable to Limited Partners (Numerator)	Limited Partner Units (Denominator)	Per Unit Amount	Loss Attributable to Limited Partners (Numerator)	Limited Partner Units (Denominator)	Per Unit Amount
Loss per limited partner unit-basic:
Loss attributable to limited partners	$(2,535)		$(0.12)	$(1,108)		$(0.05)
Weighted average limited partner units outstanding		21,607,500			21,603,000
Loss per limited partner unit-diluted: Restricted units		—			—
Loss attributable to limited partners plus assumed conversions	$(2,535)	21,607,500	$(0.12)	$(1,108)	21,603,000	$(0.05)

	For the Six Months Ended June 30,
	2009			2008
	Loss Available to Limited Partners (Numerator)	Limited Partner Units (Denominator)	Per Unit Amount	Loss Available to Limited Partners (Numerator)	Limited Partner Units (Denominator)	Per Unit Amount
Loss per limited partner unit-basic:
Loss attributable to limited partners	$(5,434)		$(0.25)	$(268)		$(0.01)
Weighted average limited partner units outstanding		21,607,500			21,603,000
Loss per limited partner unit-diluted: Restricted units		—			—
Loss attributable to limited partners plus assumed conversions	$(5,434)	21,607,500	$(0.25)	$(268)	21,603,000	$(0.01)

For the three and six months ended June 30, 2009, approximately 16,500 restricted units were excluded from the computation of diluted earnings attributable to limited partner units because the inclusion of such units would have been anti-dilutive.

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

We have suspended quarterly cash distributions beginning with the first quarter distribution of 2009 and Hiland Partners has also suspended quarterly cash distributions on its common and subordinated units beginning with the first quarter distribution of 2009 due to the impact of lower commodity prices and reduced drilling activity on Hiland Partners’ current and projected throughput volumes, midstream segment margins and cash flows combined with future required levels of capital expenditures and the outstanding indebtedness under Hiland Partners’ senior secured revolving credit facility. Under the terms of the Hiland Partners partnership agreement, the Hiland Partners common units carry an arrearage of $0.90 per unit, representing the minimum quarterly distribution to the Hiland Partners common units for the first two quarters of 2009 that must be paid before Hiland Partners can make distributions to the Hiland Partners subordinated units. All distributions paid by us to our common unitholders from January 1, 2008 forward, including amounts paid to affiliate owners, were as follows (in thousands, except per unit amounts):

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

Hiland Partners has suspended quarterly cash distributions on its common and subordinated units beginning with the first quarter distribution of 2009 due to the impact of lower commodity prices and reduced drilling activity on Hiland Partners’ current and projected throughput volumes, midstream segment margins and cash flows combined with future required levels of capital expenditures and the outstanding indebtedness under Hiland Partners’ senior secured revolving credit facility.  Under the terms of the Hiland Partners partnership agreement, the Hiland Partners common units carry an arrearage of $0.90 per unit, representing the minimum quarterly distribution to the Hiland Partners common units for the first two quarters of 2009 that must be paid before Hiland Partners can make distributions to the Hiland Partners subordinated units.  We own 3,060,000 of the Hiland Partners subordinated units which will not receive a cash distribution until the distribution arrearage to the Hiland Partners common units is paid. Presented below are cash distributions to the Hiland Partners common and subordinated unitholders, including amounts to affiliate owners and regular and incentive distributions to Hiland Partners GP, LLC paid by Hiland Partners from January 1, 2008 forward (in thousands, except per unit amounts):

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

HILAND HOLDINGS GP, LP

Balance Sheets

(in thousands, except unit amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$159	$561
Accounts receivable - affiliates	—	2
Other current assets	265	351
Total current assets	424	914

Investment in subsidiary	(569)	4,195
Property and equipment, net	3,080	3,304
Intangibles, net	4,789	5,138
Other assets, net	22	66
Total assets	$7,746	$13,617

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$1,334	$363
Accounts payable - affiliates	345	163
Other current liabilities	1,205	705
Total current liabilities	2,884	1,231

Long-term debt

Partners’ equity
Common unitholders (21,607,500 units issued and outstanding)	4,862	12,386
Total partners’ equity	4,862	12,386

Total liabilities and partners’ equity	$7,746	$13,617

HILAND HOLDINGS GP, LP

Statements of Operations

For the Three and Six Months Ended (Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating costs and expenses:
Depreciation and amortization	$(286)	$(286)	$(573)	$(573)
General and administrative	(1,667)	(470)	(2,554)	(853)
Operating loss	(1,953)	(756)	(3,127)	(1,426)
Other income (expense):
Equity in (loss) earnings of affiliates	(553)	(317)	(2,252)	1,216
Interest and other income	—	3	1	6
Amortization of deferred loan costs	(22)	(23)	(44)	(45)
Interest expense	(7)	(15)	(12)	(19)
Other income (expense), net	(582)	(352)	(2,307)	1,158
Net (loss) income	$(2,535)	$(1,108)	$(5,434)	$(268)

HILAND HOLDINGS GP, LP

Statements of Cash Flows

For the Six Months Ended (Unaudited, in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(5,434)	$(268)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	573	573
Amortization of deferred loan cost	44	45
Unit based compensation	72	77
Loss (earnings) in Hiland Partners, LP	2,252	(1,216)
Increase in other assets	—	(1)
(Increase) decrease in current assets:
Accounts receivable - affiliates	2	3
Other current assets	86	(40)
Increase (decrease) in current liabilities:
Accounts payable - trade	971	332
Accounts payable - affiliates	182	(254)
Net cash used in operating activities	(1,252)	(749)
Cash flows from investing activities:
Investment in subsidiaries	(1)	(23)
Cash distributions received from subsidiaries	2,513	12,388
Net cash provided by investing activities	2,512	12,365
Cash flows from financing activities:
Proceeds from short-term borrowings	500	—
Cash distributions to unitholders	(2,162)	(11,566)
Net cash used in financing activities	(1,662)	(11,566)

Increase (decrease) for the period	(402)	50
Beginning of period	561	105
End of period	$159	$155

Supplementary information
Cash paid for interest	$12	$20

Note 16:   Subsequent Events

On July 1, 2009, (i) the Partnership, Hiland Partners and its general partner, Hiland Partners GP, LLC, Hiland Partners GP Holdings, LLC, our general partner, HH GP Holding, LLC, an affiliate of Harold Hamm, HLND MergerCo, LLC, a wholly-owned subsidiary of HH GP Holding, LLC, Harold Hamm, Chairman of the Hiland Companies, Joseph L. Griffin, Chief Executive Officer and President of the Hiland Companies, and Matthew S. Harrison, Chief Financial Officer, Vice President—Finance and Secretary of the Hiland Companies, in connection with the Agreement and Plan of Merger, dated June 1, 2009, among Hiland Partners, Hiland Partners GP, LLC, HH GP Holding, LLC, and HLND MergerCo, LLC filed a Transaction Statement on Schedule 13E-3 with the SEC and (ii) the Partnership, Hiland Partners GP Holdings,  LLC, HH GP Holding, LLC, HPGP MergerCo, LLC, Continental Gas Holdings, Inc. (an affiliate of Mr. Hamm) and Messrs. Hamm, Griffin and Harrison, in connection with the Agreement and Plan of Merger, dated June 1, 2009, among the Partnership, Hiland Partners GP Holdings, LLC, HH GP Holding, LLC and HPGP MergerCo, LLC, also filed a Transaction Statement on Schedule 13E-3 with the SEC. Concurrently with the filing of these Schedule 13E-3s, the Partnership and Hiland Partners jointly filed a Preliminary Proxy Statement on Schedule 14A pursuant to the definitive version of which the boards of directors of the general partner of each of the Partnership and Hiland Partners will be soliciting proxies from unitholders of the Partnership and Hiland Partners in connection with the mergers of both Hiland Companies.

On July 10, 2009, the United States Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Act with respect to the Hiland Partners Merger.

Pursuant to the terms of our existing credit agreement, we elected to reduce the commitment level on the credit facility from $10.0 million to $3.0 million on August 7, 2009.  Concurrently with the reduction of the commitment level to $3.0 million, the existing lenders under the credit facility assigned their interests in the facility to The Security National Bank of Enid and we entered into a first amended and restated senior secured credit agreement with The Security National Bank of Enid.  See Note 7 “Long-Term Debt.”

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

Actual results may differ materially from any results projected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks, difficult to predict, and beyond management’s control. Such factors include:

•      with respect to the mergers: (1) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreements or the failure of required conditions to close the mergers; (2) the outcome of any legal proceedings that have been or may be instituted against Hiland Partners and/or the Partnership and others; (3) the inability to obtain unitholder approval or the failure to satisfy other conditions to completion of the mergers, including the receipt of certain regulatory approvals; (4) risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the mergers; (5) the performance of Mr. Hamm, his affiliates and the Hamm family trusts and (6) the amount of the costs, fees, expenses and related charges;

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

•      the amount of natural gas gathered on Hiland Partners’ gathering systems;

•      the level of throughput in Hiland Partners’ natural gas processing and treating facilities given the recent reduction in drilling activity in its areas of operations;

•      the fees Hiland Partners charges and the margins realized for its services;

•      the prices and market demand for, and the relationship between, natural gas and NGLs;

•      energy prices generally;

•      the level of domestic crude oil and natural gas production;

•      the availability of imported crude oil and natural gas;

•      actions taken by foreign crude oil and natural gas producing nations;

•      the political and economic stability of petroleum producing nations;

•      the weather in Hiland Partners’ operating areas;

•      the extent of governmental regulation and taxation;

•      hazards or operating risks incidental to the gathering, treating and processing of natural gas and NGLs that may not be fully covered by insurance;

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

General Trends and Outlook

We expect Hiland Partners’ business to continue to be affected by the key trends described below. These expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our expectations may vary materially from actual results. Please see “Forward-Looking Statements.”

U.S. Natural Gas Supply and Outlook.    Natural gas prices have declined significantly since the peak New York Mercantile Exchange (“NYMEX”) Henry Hub last day settle price of $13.11/MMBtu in July 2008 to the NYMEX Henry Hub last day settle price of $3.95 in July 2009, a 70% decline.  According to data published by Baker Hughes Incorporated (“Baker Hughes”), U.S. natural gas drilling rig counts have declined by approximately 57% to 675 as of July 24, 2009, compared to 1,555 natural gas drilling rigs as of July 25, 2008, and have declined approximately 58% compared to the peak natural gas drilling rig count of 1,606 in September 2008.  We believe that current natural gas prices will continue to result in reduced natural gas-related drilling activity as producers seek to decrease their level of natural gas production.  We also believe that current reduced natural gas drilling activity will persist until the economic environment in the United States improves and increases the demand for natural gas.

U.S. Crude Oil Supply and Outlook.   The domestic and global recession and resulting drop in demand for crude oil products continues to significantly impact the price for crude oil. West Texas Intermediate (WTI) crude oil pricing has declined from a peak of $134.62/bbl in July 2008 to a low of $33.87/Bbl in January 2009, a 75% decline, increasing to $66.93/Bbl in July 2009, a 50% decline from July 2008.  According to data published by Baker Hughes, U.S. crude oil drilling rig counts have declined by approximately 35% to 257 as of July 24, 2009, compared to 393 crude oil drilling rigs as of July 25, 2008, and have declined approximately 42% compared to the peak crude oil drilling rig count of 442 in November 2008.  Baker Hughes also published that U.S. crude oil drilling rig counts have recently increased from a low of 179 as of June 5, 2009 to 257 as of July 24, 2009, an increase of 44%.  Even though crude oil prices have steadily increased from $33.87/Bbl in January 2009 to $66.93/Bbl in July 2009, the forward curve for WTI crude oil pricing continues to reflect reductions in demand for crude oil. We also believe that current reduced crude oil drilling activity will persist until the economic environment in the United States improves and increases the demand for crude oil.

U.S. NGL Supply and Outlook.    The domestic and global recession and resulting drop in demand for NGL products has significantly impacted the price for NGLs.  NGL prices have dropped dramatically since the peak NGL basket pricing of $2.21/gallon in June 2008 to a low of $0.70/gallon in January 2009, a 68% decline, increasing to $0.95/gallon in July 2009, a 57% decline from June 2008.  NGL basket pricing historically correlated to WTI crude oil pricing.  WTI crude oil pricing has declined from a peak of $134.62/bbl in July 2008 to a low of $33.87/Bbl in January 2009, a 75% decline, increasing to $66.93/Bbl in July 2009, a 50% decline from July 2008.  The forward curve for NGL basket pricing and WTI crude oil pricing reflects continued reductions in demand for NGL products.  We also believe that the current reduced NGL products pricing will persist until the economic environment in the United States improves and increases the demand for NGL products.

A number of the areas in which Hiland Partners operates are experiencing a significant decline in drilling activity as a result of the recent decline in natural gas and crude oil prices.  Along Hiland Partners’ systems, excluding its North Dakota Bakken gathering system, which commenced operations in late April 2009, Hiland Partners connected 23 wells during the first six months of 2009 as compared to 55 wells connected during the same period in 2008.  Currently, there is one rig drilling along Hiland Partners’ dedicated acreage company wide. While we anticipate continued exploration and production activities in the areas in which Hiland Partners operates, albeit at depressed levels, fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of natural gas and crude oil reserves.  Drilling activity generally decreases as natural gas and crude oil prices decrease.  Hiland Partners has no control over the level of drilling activity in the areas of its operations.

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

Hiland Partners is required by its partnership agreement to distribute all of its cash on hand at the end of each quarter, after establishing reserves to provide for the proper conduct of its business or to provide funds for future distributions. If commodity prices do not significantly improve above the current forward prices for 2009, Hiland Partners could be in violation of the maximum consolidated funded debt to EBITDA covenant ratio as early as September 30, 2009, unless this ratio is amended, Hiland Partners receives an infusion of equity capital, Hiland Partners’ debt is restructured or Hiland Partners is able to monetize “in-the-money” hedge positions.  Management is continuing extensive discussions with certain lenders under the credit facility as to ways to address a potential covenant violation. While no potential solution has been agreed to, Hiland Partners expects that any solution will require the assessment of fees and increased rates, the infusion of additional equity capital or the incurrence of subordinated indebtedness by Hiland Partners and the suspension of distributions for a certain period of time. There can be no assurance that any such agreement will be reached with the lenders, that any required equity or debt financing will be available to Hiland Partners, or that Hiland Partners’ hedge positions will be “in-the-money.

Cash Distributions.   Hiland Partners has suspended quarterly cash distributions on its common and subordinated units beginning with the first quarter distribution of 2009 due to the impact of lower commodity prices and reduced drilling activity on Hiland Partners’ current and projected throughput volumes, midstream segment margins and cash flows combined with future required levels of capital expenditures and the outstanding indebtedness under Hiland Partners’ senior secured revolving credit facility.  Under the terms of the Hiland Partners partnership agreement, the Hiland Partners common units carry an arrearage of $0.90 per unit, representing the minimum quarterly distribution to the Hiland Partners common units for the first and second quarter of 2009 that must be paid before Hiland Partners can make distributions to the Hiland Partners subordinated units.  We own 3,060,000 of the Hiland Partners subordinated units which will not receive a cash distribution until the distribution arrearage to the Hiland Partners common units is paid. The following table presents Hiland Partners’ distributions paid to us on August 14, 2008 for the three and six months ended June 30, 2008.

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
Hiland Partner’s Distributions	2008	2008
Common units	$2,003	$3,080
Subordinated units	2,639	6,015
Ownership interest in Hiland Partners’ general partner	208	402
General partners’ incentive distribution rights	2,107	3,896
	$6,957	$13,393

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

Hiland Partners manages its business and analyzes and reports its results of operations on a segment basis. Hiland Partners’ operations are divided into two business segments:

•    Midstream Segment, which is engaged in purchasing, gathering, compressing, dehydrating, treating, processing and marketing of natural gas and the fractionating and marketing of NGLs. The midstream segment generated 94.9% and 95.6% of total segment margin for the three months ended June 30, 2009 and 2008, respectively and 94.6% and 95.2% of total segment margin for the six months ended June 30, 2009 and 2008, respectively.

•    Compression Segment, which is engaged in providing air compression and water injection services for oil and gas secondary recovery operations that are ongoing in North Dakota. The compression segment generated 5.1% and 4.4% of total segment margin for the three months ended June 30, 2009 and 2008, respectively and 5.4% and 4.8% of total segment margin for the six months ended June 30, 2009 and 2008, respectively.

Hiland Partners’ midstream assets currently consist of 15 natural gas gathering systems with approximately 2,147 miles of gas gathering pipelines, six natural gas processing plants, seven natural gas treating facilities and three NGL fractionation facilities.  Hiland Partners’ compression assets consist of two air compression facilities and a water injection plant.

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

Recent Events

Merger Agreements. On June 1, 2009, the Partnership and Hiland Partners signed separate definitive merger agreements with an affiliate of Harold Hamm, pursuant to which affiliates of Mr. Hamm have agreed to acquire for cash (i) all of the outstanding common units of Hiland Partners (other than certain restricted common units owned by officers and employees) not owned by the Partnership (the “Hiland Partners Merger”); and (ii) all of the outstanding common units of the Partnership (other than certain restricted common units owned by officers and employees) not owned by Mr. Hamm, his affiliates or the Hamm family trusts (the “Hiland Holdings Merger”). Upon consummation of the mergers, the common units of the Hiland Companies will no longer be publicly owned or publicly traded.  In the mergers, the Partnership’s unitholders will receive $2.40 in cash for each common unit they hold and Hiland Partners’ unitholders will receive $7.75 in cash for each common unit they hold.  Conflicts committees comprised entirely of independent members of the boards of directors of the general partners of the Partnership and Hiland Partners separately determined that the mergers are advisable, fair to and in the best interests of the applicable Hiland Company and its public unitholders. In determining to make their recommendations to the boards of directors, each conflicts committee considered, among other things, the fairness opinion received from its respective financial advisor. Based on the recommendation of its conflicts committee, the board of directors of the general partner of each of the Partnership and Hiland Partners has approved the applicable merger agreement and has recommended, along with its respective conflicts committee, that the public unitholders of the Partnership and Hiland Partners, respectively, approve the applicable merger. Consummation of the Hiland Partners Merger is subject to certain conditions, including the approval of holders of a majority of our outstanding common units not owned by Mr. Hamm, his affiliates and the Hamm family trusts, the absence of any restraining order or injunction, and other customary closing conditions.  Additionally, the obligation of Mr. Hamm and his affiliates to complete the Hiland Holdings Merger is contingent upon the concurrent completion of the Hiland Partners Merger, and the Hiland Partners Merger is subject to closing conditions similar to those described above.  There can be no assurance that the Hiland Holdings Merger or any other transaction will be approved or consummated.

On July 10, 2009, the United States Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Act with respect to the Hiland Partners Merger.

SEC Filings.  On July 1, 2009, (i) the Partnership, Hiland Partners and its general partner, Hiland Partners GP, LLC, Hiland Partners GP Holdings, LLC, our general partner, HH GP Holding, LLC, an affiliate of Harold Hamm, HLND MergerCo, LLC, a wholly-owned subsidiary of HH GP Holding, LLC, Harold Hamm, Chairman of the Hiland Companies, Joseph L. Griffin, Chief Executive Officer and President of the Hiland Companies, and Matthew S. Harrison, Chief Financial Officer, Vice President—Finance and Secretary of the Hiland Companies, in connection with the Agreement and Plan of Merger, dated June 1, 2009, among Hiland Partners, Hiland Partners GP, LLC, HH GP Holding, LLC, and HLND MergerCo, LLC filed a Transaction Statement on Schedule 13E-3 with the SEC and (ii) the Partnership, Hiland Partners GP Holdings, LLC, HH GP Holding, LLC, HPGP MergerCo, LLC, Continental Gas Holdings, Inc. (an affiliate of Mr. Hamm) and Messrs. Hamm, Griffin and Harrison, in connection with the

Agreement and Plan of Merger, dated June 1, 2009, among the Partnership, Hiland Partners GP Holdings, LLC, HH GP Holding, LLC and HPGP MergerCo, LLC, also filed a Transaction Statement on Schedule 13E-3 with the SEC. Concurrently with the filing of these Schedule 13E-3s, the Partnership and Hiland Partners jointly filed a Preliminary Proxy Statement on Schedule 14A pursuant to the definitive version of which the boards of directors of the general partner of each of the Partnership and Hiland Partners will be soliciting proxies from unitholders of the Partnership and Hiland Partners in connection with the mergers of both Hiland Companies.

Hedging Transactions.  On June 26, 2009, Hiland Partners executed a series of hedging transactions that involved the unwinding of a portion of existing net “in-the-money” natural gas swaps and entered into a new 2010 Colorado Interstate Gas (“CIG”) natural gas swap. Hiland Partners received net proceeds of approximately $3.2 million from the unwinding of the net “in-the-money” positions, of which $3.0 million was used to reduce indebtedness under its senior secured revolving credit facility.

Class Action Lawsuits.  Three putative unitholder class action lawsuits have been filed relating to the Hiland Partners Merger and the Hiland Holdings Merger.  These lawsuits are as follows: (i) Robert Pasternack v. Hiland Partners, LP et al., In the Court of Chancery of the State of Delaware, Civil Action No. 4397-VCS; (ii) Andrew Jones v. Hiland Partners, LP et al., In the Court of Chancery of the State of Delaware, Civil Action No. 4558-VCS; and (iii) Arthur G. Rosenberg v. Hiland Partners, LP et al., In the District Court of Garfield County, State of Oklahoma, Case No. C3-09-211-02.  The lawsuits name as defendants the Partnership, Hiland Partners, the general partner of each of the Partnership and Hiland Partners, and the members of the board of directors of each of the Partnership and Hiland Partners.   The lawsuits challenge both the Hiland Partners Merger and the Hiland Holdings Merger.  The lawsuits allege claims of breach of the Partnership Agreement and breach of fiduciary duty on behalf of (i) a purported class of common unitholders of the Partnership and (ii) a purported class of our common unitholders of Hiland Partners.

On July 10, 2009, the court in which the Oklahoma case is pending granted our motion to stay the Oklahoma lawsuit in favor of the Delaware lawsuits.   On July 31, 2009, the plaintiff in the first-filed Delaware case (Pasternack) filed an Amended Class Action Complaint and a motion to enjoin the mergers.   This Amended Class Action Complaint alleges, among other things, that (i) the original consideration and revised consideration offered by the Hamm Parties is unfair and inadequate, (ii) the members of the conflicts committees of the general partner of each of the Partnership and Hiland Partners that were charged with reviewing the proposals and making a recommendation to each committee’s respective board of directors lacked any meaningful independence, (iii) the defendants acted in bad faith in recommending and approving the Hiland Partners Merger or the Hiland Holdings Merger, and (iv) the disclosures in the Preliminary Proxy Statement filed by the Partnership and Hiland Partners are materially misleading.   The Pasternack plaintiff seeks to preliminarily enjoin the defendants from proceeding with or consummating the mergers and seeks an order requiring defendants to supplement the Preliminary Proxy Statement with certain information.  We cannot predict the outcome of these lawsuits, or others, nor can we predict the amount of time and expense that will be required to resolve the lawsuits.

Additional information concerning these lawsuits may be found in the Preliminary Proxy Statement filed by the Partnership and Hiland Partners and, when filed, in the definitive joint proxy statement.

Distributions. We and Hiland Partners have suspended quarterly cash distributions on common and subordinated units beginning with the first quarter distribution of 2009 due to the impact of lower commodity prices and reduced drilling activity on Hiland Partners current and projected throughput volumes, midstream segment margins and cash flows combined with future required levels of capital expenditures and the outstanding indebtedness under ours and Hiland Partners’ senior secured revolving credit facilities.  Under the terms of Hiland Partners’ partnership agreement, Hiland Partners’ common units will carry an arrearage of $0.90 per unit, representing the minimum quarterly distribution to its common units for the first and second quarters of 2009 that must be paid before Hiland Partners’ can make distributions to the subordinated units.

Credit Facility.  Pursuant to the terms of our existing credit agreement, we elected to reduce the commitment level on the credit facility from $10.0 million to $3.0 million on August 7, 2009.  Concurrently with the reduction of the commitment level to $3.0 million, the existing lenders under the credit facility assigned their interests in the facility to The Security National Bank of Enid and we entered into a first amended and restated senior secured credit agreement with The Security National Bank of Enid.   The credit facility is secured by all of our ownership interests in Hiland Partners and its general partner, other than the 2% general partner interest and the incentive distribution rights. The credit facility will mature on December 31, 2009, at which time all outstanding amounts thereunder become due and payable.

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

Set forth in the tables below are certain financial and operating data for the periods indicated.

	Three Months Ended June 30,
	2009	2008
	(in thousands)
Total Segment Margin Data:
Midstream revenues	$48,874	$114,236
Midstream purchases	26,999	88,073
Midstream segment margin	21,875	26,163
Compression revenues (1)	1,205	1,205
Total segment margin (2)	$23,080	$27,368

Summary of Operations Data:
Midstream revenues	$48,874	$114,236
Compression revenues	1,205	1,205
Total revenues	50,079	115,441

Midstream purchases (exclusive of items shown separately below)	26,999	88,073
Operations and maintenance	7,785	7,551
Depreciation, amortization and accretion	10,824	9,456
Bad debt	—	8,103
General and administrative	4,606	2,333
Total operating costs and expenses	50,214	115,516
Operating loss	(135)	(75)
Other income (expense), net	(2,795)	(3,225)
Net loss	(2,930)	(3,300)
Less: Noncontrolling partners’ interest in loss of Hiland Partners	(395)	(2,192)
Limited partners’ interest in net loss	$(2,535)	$(1,108)

Hiland Partners Operating Data:
Inlet natural gas (Mcf/d)	272,666	246,339
Natural gas sales (MMBtu/d)	87,273	86,203
NGL sales (Bbls/d)	7,260	5,979

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Total Segment Margin Data:
Midstream revenues	$100,017	$204,510
Midstream purchases	58,215	156,691
Midstream segment margin	41,802	47,819
Compression revenues (1)	2,410	2,410
Total segment margin (2)	$44,212	$50,229

Summary of Operations Data:
Midstream revenues	$100,017	$204,510
Compression revenues	2,410	2,410
Total revenues	102,427	206,920

Midstream purchases (exclusive of items shown separately below)	58,215	156,691
Operations and maintenance	15,480	14,320
Depreciation, amortization and accretion	21,082	18,671
Property impairments	950	—
Bad debt	—	8,103
General and administrative	8,433	5,018
Total operating costs and expenses	104,160	202,803
Operating loss	(1,733)	4,117
Other income (expense), net	(5,311)	(6,783)
Net loss	(7,044)	(2,666)
Less: Noncontrolling partners’ interest in loss of Hiland Partners	(1,610)	(2,398)
Limited partners’ interest in net loss	$(5,434)	$(268)

Hiland Partners Operating Data:
Inlet natural gas (MCF/d)	274,521	236,885
Natural gas sales (MMBTU/d)	89,579	86,174
NGL sales (Bbls/d)	7,155	5,626

(1) Compression revenues and compression segment margin are the same. There are no compression purchases associated with the compression segment.

(2) Reconciliation of total segment margin to operating income:

	Three Months Ended June 30,
	2009	2008
	(in thousands)
Reconciliation of Total Segment Margin to Operating Loss
Operating loss	$(135)	$(75)
Add:
Operations and maintenance expenses	7,785	7,551
Depreciation, amortization and accretion	10,824	9,456
Bad debt	—	8,103
General and administrative	4,606	2,333
Total segment margin	$23,080	$27,368

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Reconciliation of Total Segment Margin to Operating (loss) Income
Operating (loss) income	$(1,733)	$4,117
Add:
Operations and maintenance expenses	15,480	14,320
Depreciation, amortization and accretion	21,082	18,671
Property impairments	950	—
Bad debt	—	8,103
General and administrative	8,433	5,018
Total segment margin	$44,212	$50,229

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

Revenues.  Total revenues (midstream and compression) were $50.1 million for the three months ended June 30, 2009 compared to $115.4 million for the three months ended June 30, 2008, a decrease of $65.4 million, or (56.7%).  This $65.4 million decrease was primarily due to significantly lower average realized natural gas and NGL sales prices for all of our gathering systems. Natural gas sales volumes increased by 7,297 MMBtu/d (MMBtu per day) at the Woodford Shale and Kinta Area gathering systems and NGL sales volumes increased by 1,299 Bbls/d (Bbls per day) at the Woodford Shale, Badlands and Matli gathering systems for the three months ended June 30, 2009 compared to the same period in 2008.  The North Dakota Bakken gathering system, which commenced operations in late April 2009, contributed natural gas sales volumes of 1,323 MMBtu/d and NGL sales volumes of 919 Bbls/d during the three months ended June 30, 2009. Natural gas sales volumes decreased by 7,225 MMBtu/d at the Eagle Chief, Matli and Badlands gathering systems and NGL sales volumes decreased by 223 Bbls/d at the Bakken and Eagle Chief gathering systems compared to the same period in 2008.  Revenues from compression assets were the same for both periods.

Midstream revenues were $48.9 million for the three months ended June 30, 2009 compared to $114.2 million for the three months ended June 30, 2008, a decrease of $65.4 million, or (57.2%).  Of this $65.4 million decrease in midstream revenues, approximately $73.9 million was attributable to significantly lower average realized natural gas and NGL sales prices for all of our gathering systems, partially offset by approximately $8.5 million attributable to revenues from overall increases in natural gas and NGL sales volumes for the three months ended June 30, 2009 as compared to the same period in 2008.

Inlet natural gas was 272,666 Mcf/d (Mcf per day) for the three months ended June 30, 2009 compared to 246,339 Mcf/d for the three months ended June 30, 2008, an increase of 26,327 Mcf/d, or 10.7%.  This increase is primarily attributable to volume growth totaling 31,111 Mcf/d at the Kinta Area, Woodford Shale and Badlands gathering systems and volumes of 2,171 Mcf/d at the North Dakota Bakken gathering system, which commenced operations in late April 2009, offset by volume declines totaling 6,616 Mcf/d at the Eagle Chief and Matli gathering systems.

Natural gas sales volumes were 87,273 MMBtu/d for the three months ended June 30, 2009 compared to 86,203 MMBtu/d for the three months ended June 30, 2008, an increase of 1,070 MMBtu/d, or 1.2%.  This 1,070 MMBtu/d net increase in natural gas sales volumes was attributable to increased natural gas sales volumes of 7,297 MMBtu/d at the Woodford Shale and Kinta Area gathering systems and natural gas sales volumes of 1,323 MMBtu/d at the North Dakota Bakken gathering system which commenced operations in late April 2009, offset by reduced natural gas sales volumes totaling 7,225 MMBtu/d at our Eagle Chief, Matli and Badlands gathering systems.

NGL sales volumes were 7,260 Bbls/d for the three months ended June 30, 2009 compared to 5,979 Bbls/d for the three months ended June 30, 2008, a net increase of 1,281 Bbls/d, or 21.4%.  This 1,281 Bbls/d net increase in NGL sales volumes is primarily attributable to increased NGL sales volumes totaling 1,299 Bbls/d at the Woodford Shale, Badlands and Matli gathering systems and NGL sales volumes of 206 Bbls/d at the North Dakota Bakken gathering system, which commenced operations in late April 2009, offset by reduced NGL sales volumes totaling 223 Bbls/d at our Bakken and Eagle Chief gathering systems.

Average realized natural gas sales prices were $3.02 per MMBtu for the three months ended June 30, 2009 compared to $9.29 per MMBtu for the three months ended June 30, 2008, a decrease of $6.27 per MMBtu, or (67.5%).  Average realized NGL sales prices were $0.66 per gallon for the three months ended June 30, 2009 compared to $1.64 per gallon for the three months ended June 30, 2008, a decrease of $0.98 per gallon or (59.8%).  The decrease in our average realized natural gas and NGL sales prices was primarily a result of significantly lower index prices for natural gas and posted prices for NGLs during the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Net cash received from our counterparty on cash flow swap contracts for natural gas sales and natural gas purchase derivative transactions that closed during the three months ended June 30, 2009 totaled $2.6 million compared to $0.1 million for the three months ended June 30, 2008.  The $2.6 million gain for the three months ended June 30, 2009 increased averaged realized natural gas prices to $3.02 per MMBtu from $2.69 per MMBtu, an increase of $0.33 per MMBtu.  The $0.1 million net gain was immaterial to average realized natural gas sales prices for the three months ended June 30, 2008.  We had no cash flow swap contracts for NGLs during the three months ended June 30, 2009.  Cash paid to our counterparty on cash flow swap contracts for NGL derivative transactions that closed during the three months ended June 30, 2008 totaled $3.1 million.  The $3.1 million loss for the three months ended June 30, 2008 reduced averaged realized NGL prices to $1.64 per gallon from $1.76 per gallon, a decrease of $0.12 per gallon.

Compression revenues were $1.2 million for the each of the three months ended June 30, 2009 and 2008.

Midstream Purchases.  Midstream purchases were $27.0 million for the three months ended June 30, 2009 compared to $88.1 million for the three months ended June 30, 2008, a decrease of $61.1 million, or (69.3%).  This $61.1 million decrease is due to significantly reduced natural gas and NGL purchase prices, resulting in decreased midstream purchases for all of our gathering systems compared to the same period in 2008, with the exception of $0.6 million of midstream purchases at the North Dakota Bakken gathering system, which commenced operations in late April 2009.

Midstream Segment Margin.  Midstream segment margin was $21.9 million for the three months ended June 30, 2009 compared to $26.2 million for the three months ended June 30, 2008, a decrease of $4.3 million, or (16.4%).  The decrease is primarily due to unfavorable gross processing spreads and significantly lower average realized natural gas and NGL prices despite the overall increase in volumes.  As a percent of midstream revenues, midstream segment margin was 44.8% for the three months ended June 30, 2009 compared to 22.9% for the three months ended June 30, 2008, an increase of 21.9%.  This increase is attributable to (i) the positive impact of fixed fee arrangement contracts which are not affected by realized natural gas and NGL selling prices, (ii) improvements in third party processing arrangements at the Woodford Shale gathering system, (iii) increased volumes under favorable percentage-of-proceeds contracts at the North Dakota Bakken and Badlands gathering systems and (iv) gains on closed/settled derivative transactions and unrealized non-cash gains on open derivative transactions for the three months ended June 30, 2009 totaling $2.8 million compared to net losses of $3.1 million on closed/settled derivative transactions and unrealized non-cash losses on open derivative transactions for the three months ended June 30, 2008, including an unrealized non-cash loss of $1.5 million related to a non-qualifying mark-to-market cash flow hedge for forecasted sales in 2010.

Operations and Maintenance.  Operations and maintenance expense totaled $7.8 million for the three months ended June 30, 2009 compared with $7.6 million for the three months ended June 30, 2008, a net increase of only $0.2 million, or 3.1%.  The net increase in operations and maintenance of $0.2 million compared to the same period in 2008 includes (i) an increase of $0.2 million at the Badlands gathering system, (ii) $0.4 million attributable to the North Dakota Bakken gathering system, which commenced operations in late April 2009, (iii) decreases totaling $0.4 million at the Kinta Area, Worland, Eagle Chief and Matli gathering systems and (iv) a decrease of $0.1 million related to compression operations.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expense totaled $10.8 million for the three months ended June 30, 2009 compared with $9.5 million for the three months ended June 30, 2008, an increase of $1.4 million, or 14.5%.  This $1.4 million increase was primarily attributable to increased depreciation of $0.5 million on the Kinta Area gathering system, $0.3 million each on the Woodford Shale and Badlands gathering systems and $0.2 million attributable to the North Dakota Bakken gathering system, which commenced operations in late April 2009.

Bad Debt.  Neither we nor Hiland Partners had a bad debt for the three months ended June 30, 2009. For the three months ended June 30, 2008, Hiland Partners determined that collection of a trade accounts receivable from a significant customer totaling $8.1 million was doubtful. Accordingly, Hiland Partners increased its reserve for doubtful accounts and recorded a bad debt expense of $8.1 million.

General and Administrative.  General and administrative expense totaled $4.6 million for the three months ended June 30, 2009 compared with $2.3 million for the three months ended June 30, 2008, an increase of $2.3 million, or 97.4%. Expenses related to the going private proposals were $2.4 million for the three months ended June 30, 2009.  Public company expenses and directors fees decreased by $0.1 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Other Income (Expense). Other income (expense) totaled $(2.8) million for the three months ended June 30, 2009 compared with $(3.2) million for the three months ended June 30, 2008, a decrease in expense of $0.4 million.  The decrease is primarily attributable lower interest rates incurred on Hiland Partners’ credit facilty during the three months ended June 30, 2009 compared to interest rates incurred during the three months ended June 30, 2008, offset by interest expense of $0.5 million related to Hiland Partners’ interest rate swap during the three months ended June 30, 2009 which did not exist in 2008 and increased interest expense on our and Hiland Partners’ additional borrowings for the three months ended June 30, 2009 compared to the same period in 2008.

Noncontrolling Partners’ Interest in Loss of Hiland Partners.   The noncontrolling partners’ interest in loss of Hiland Partners, which represents the allocation of Hiland Partners earnings or loss to its limited partner interests not owned by us, totaled a loss of $0.4 million for the three months ended June 30, 2009 compared to a $2.2 million loss for the three months ended June 30, 2008, a decreased loss of $1.8 million.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

Revenues.  Total revenues (midstream and compression) were $102.4 million for the six months ended June 30, 2009 compared to $206.9 million for the six months ended June 30, 2008, a decrease of $104.5 million, or (51.0%).  This $104.5 million decrease was primarily due to significantly lower average realized natural gas and NGL sales prices for all of our gathering systems. Natural gas sales volumes increased by 7,838 MMBtu/d at the Woodford Shale, Kinta Area, Badlands and Bakken gathering systems and NGL sales volumes increased by 1,637 Bbls/d at the Woodford Shale, Badlands and Matli gathering systems for the six months ended June 30, 2009 compared to the same period in 2008.  The North Dakota Bakken gathering system, which commenced operations in late April 2009, contributed natural gas sales volumes of 1,323 MMBtu/d and NGL sales volumes of 919 Bbls/d during the six months ended June 30, 2009. Natural gas sales volumes decreased by 4,700 MMBtu/d at the Eagle Chief and Matli gathering systems and NGL sales volumes decreased by 200 Bbls/d at the Eagle Chief and Bakken gathering systems compared to the same period in 2008.  Revenues from compression assets were the same for both periods.

Midstream revenues were $100.0 million for the six months ended June 30, 2009 compared to $204.5 million for the six months ended June 30, 2008, a decrease of $104.5 million, or (51.1%).  Of this $104.5 million decrease in midstream revenues, approximately $126.9 million was attributable to significantly lower average realized natural gas and NGL sales prices for all of our gathering systems, partially offset by approximately $22.4 million attributable to revenues from overall increases in natural gas and NGL sales volumes for the six months ended June 30, 2009 as compared to the same period in 2008.

Inlet natural gas was 274,521 Mcf/d (Mcf per day) for the six months ended June 30, 2009 compared to 236,885 Mcf/d for the six months ended June 30, 2008, an increase of 37,636 Mcf/d, or 15.9%.  This increase is primarily attributable to volume growth totaling 42,260 Mcf/d at the Woodford Shale, Kinta Area and Badlands gathering systems, volumes of 1,091 Mcf/d at the North Dakota Bakken gathering system, which commenced operations in late April 2009, offset by volume declines totaling 5,316 Mcf/d at the Eagle Chief and Matli gathering systems.

Natural gas sales volumes were 89,579 MMBtu/d for the six months ended June 30, 2009 compared to 86,174 MMBtu/d for the six months ended June 30, 2008, an increase of 3,405 MMBtu/d, or 4.0%.  This 3,405 MMBtu/d net increase in natural gas sales volumes was attributable to increased natural gas sales volumes of 7,640 MMBtu/d at the Woodford Shale and Kinta Area gathering systems, natural gas sales volumes of 665 MMBtu/d at the North Dakota Bakken gathering system, which commenced operations in late April 2009, offset by reduced natural gas sales volumes totaling 4,700 MMBtu/d at our Eagle Chief and Matli gathering systems.

NGL sales volumes were 7,155 Bbls/d for the six months ended June 30, 2009 compared to 5,626 Bbls/d for the six months ended June 30, 2008, a net increase of 1,529 Bbls/d, or 27.2%.  This 1,529 Bbls/d net increase in NGL sales volumes is primarily attributable to increased NGL sales volumes totaling 1,637 Bbls/d at our Woodford Shale, Badlands and Matli gathering systems, NGL sales volumes of 104 Bbls/d at the North Dakota Bakken gathering system, which commenced operations in late April 2009, offset by reduced NGL sales volumes totaling 200 Bbls/d at our Eagle Chief and Bakken gathering systems.

Average realized natural gas sales prices were $3.36 per MMBtu for the six months ended June 30, 2009 compared to $8.29 per MMBtu for the six months ended June 30, 2008, a decrease of $4.93 per MMBtu, or (59.5%).  Average realized NGL sales prices were $0.62 per gallon for the six months ended June 30, 2009 compared to $1.53 per gallon for the six months ended June 30, 2008, a decrease of $0.91 per gallon or (59.5%).  The decrease in our average realized natural gas and NGL sales prices was primarily a result of significantly lower index prices for natural gas and posted prices for NGLs during the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Net cash received from our counterparty on cash flow swap contracts for natural gas sales and natural gas purchase derivative transactions that closed during the six months ended June 30, 2009 totaled $4.8 million compared to $0.2 million for the six months ended June 30, 2008.  The $4.8 million gain for the six months ended June 30, 2009 increased averaged realized natural gas prices to $3.36 per MMBtu from $3.06 per MMBtu, an increase of $0.3 per MMBtu.  The $0.2 million net gain for the six months ended June 30, 2008 increased averaged realized natural gas prices to $8.29 per MMBtu from $8.28 per MMBtu, an increase of $0.01 per MMBtu.  We had no cash flow swap contracts for NGLs during the six months ended June 30, 2009.  Cash paid to our counterparty on cash flow swap contracts for NGL derivative transactions that closed during the six months ended June 30, 2008 totaled $5.3 million.  The $5.3 million loss for the six months ended June 30, 2008 reduced averaged realized NGL prices to $1.53 per gallon from $1.64 per MMBtu, a decrease of $0.11 per gallon.

Compression revenues were $2.4 million for the each of the six months ended June 30, 2009 and 2008.

Midstream Purchases.  Midstream purchases were $58.2 million for the six months ended June 30, 2009 compared to $156.7 million for the six months ended June 30, 2008, a decrease of $98.5 million, or (62.9%).  This $98.5 million decrease is due to significantly reduced natural gas and NGL purchase prices, resulting in decreased midstream purchases for all of the gathering systems compared to the same period in 2008, with the exception of $0.6 million of midstream purchases at the North Dakota Bakken gathering system, which commenced operations in late April 2009.

Midstream Segment Margin.  Midstream segment margin was $41.8 million for the six months ended June 30, 2009 compared to $47.8 million for the six months ended June 30, 2008, a decrease of $6.0 million, or (12.6%).  The decrease is primarily due to unfavorable gross processing spreads and significantly lower average realized natural gas and NGL prices despite the overall increase in volumes and approximately $2.3 million of foregone margin as a result of the nitrogen rejection plant at the Badlands gathering system being taken out of service due to equipment failure during the three months ended March 31, 2008.  As a percent of midstream revenues, midstream segment margin was 42.2% for the six months ended June 30, 2009 compared to 23.4% for the six months ended June 30, 2008, an increase of 18.8%.  This increase is attributable to (i) the positive impact of fixed fee arrangement contracts which are not affected by realized natural gas and NGL selling prices, (ii) improvements in third party processing arrangements at the Woodford Shale gathering system, (iii) increased volumes under favorable percentage-of-proceeds contracts at the North Dakota Bakken and Badlands gathering systems and (iv) gains on closed/settled derivative transactions and unrealized non-cash gains on open derivative transactions for the six months ended June 30, 2009 totaling $4.9 million compared to net losses of $5.5 million on closed/settled derivative transactions and unrealized non-cash losses on open derivative transactions for the six months ended June 30, 2008, including an unrealized non-cash loss of $1.5 million related to a non-qualifying mark-to-market cash flow hedge for forecasted sales in 2010.

Operations and Maintenance.  Operations and maintenance expense totaled $15.5 million for the six months ended June 30, 2009 compared with $14.3 million for the six months ended June 30, 2008, an increase of $1.2 million, or 8.1%.  The net increase in operations and maintenance of $1.2 million compared to the same period in 2008 includes (i) increases of $0.9 million and $0.1 million at the Badlands and Woodford Shale gathering systems, respectively,( ii) $0.5 million attributable to the North Dakota Bakken gathering system, which commenced operations in late April 2009, (iii) decreases totaling $0.3 million at the Worland, Kinta Area, Bakken, Eagle Chief and Matli gathering systems and (iv) a decrease of $0.1 million related to compression operations.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expense totaled $21.1 million for the six months ended June 30, 2009 compared with $18.7 million for the six months ended June 30, 2008, an increase of $2.4 million, or 12.9%.  This $2.4 million increase was primarily attributable to increased depreciation of $0.8 million on the Woodford Shale gathering system $0.7 million on the Kinta Area gathering system, $0.5 million on the Badlands gathering system and $0.2 million attributable to the North Dakota Bakken gathering system, which commenced operations in late April 2009.

Property Impairments.  Property impairment expense related to natural gas gathering systems in Texas and Mississippi totaled $1.0 million for the six months ended June 30, 2009. Hiland Partners had no property impairments during the six months ended June 30, 2008.

Bad Debt.  Neither we nor Hiland Partners had a bad debt for the six months ended June 30, 2009.  For the six months ended June 30, 2008 Hiland Partners determined that collection of a trade accounts receivable from a significant customer totaling $8.1 million was doubtful. Accordingly, Hiland Partners increased its reserve for doubtful accounts and recorded a bad debt expense of $8.1 million.

General and Administrative.  General and administrative expense totaled $8.4 million for the six months ended June 30, 2009 compared with $5.0 million for the six months ended June 30, 2008, an increase of $3.4 million, or 68.1%.  Expenses related to the going private proposals were $3.2 million for the six months ended June 30, 2009.  Salaries expense increased by $0.3 million as a result of increased staffing and public company expenses decreased by $0.1 million during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

Other Income (Expense). Other income (expense) totaled $(5.3) million for the six months ended June 30, 2009 compared with $(6.8) million for the six months ended June 30, 2008, a decrease in expense of $1.5 million.  The decrease is primarily attributable lower interest rates incurred on Hiland Partners’ credit facilty during the six months ended June 30, 2009 compared to interest rates incurred during the six months ended June 30, 2008, offset by interest expense of $0.9 million related to Hiland Partners’ interest rate swap during the six months ended June 30, 2009 which did not exist in 2008 and increased interest expense on our and Hiland Partners’ additional borrowings for the six months ended June 30, 2009 compared to the same period in 2008.

Noncontrolling Partners’ Interest in  Loss of Hiland Partners.   The noncontrolling partners’ interest in loss of Hiland Partners, which represents the allocation of Hiland Partners earnings or loss to its limited partner interests not owned by us, totaled a loss of $1.6 million for the six months ended June 30, 2009 compared to a $2.4 million loss for the six months ended June 30, 2008, a decreased loss of $0.8 million.

LIQUIDITY AND CAPITAL RESOURCES

U.S. Natural Gas, Crude Oil and NGL Supplies and Outlook

The drop in demand for natural gas, crude oil and NGL products since the third quarter of 2008 continues to impact the price for natural gas, crude oil and NGLs. Natural gas prices have declined significantly since the peak NYMEX Henry Hub last day settle price of $13.11/MMBtu in July 2008 to the NYMEX Henry Hub last day settle price of $3.95 in July 2009, a 70% decline.  WTI crude oil pricing has declined from a peak of $134.62/bbl in July 2008 to a low of $33.87/Bbl in January 2009, a 75% decline, increasing to $66.93/Bbl in July 2009, a 50% decline from July 2008.  NGL basket pricing, which historically has correlated to WTI crude oil pricing, has dropped since the peak NGL basket pricing of $2.21/gallon in June 2008 to a low of $0.70/gallon in January 2009, a 68% decline, increasing to $0.95/gallon in July 2009, a 57% decline from June 2008.  Forward curves for natural gas, crude oil and NGL basket pricing reflect continued reductions in demand for natural gas, crude oil and NGL products.  A number of the areas in which Hiland Partners operates are experiencing a significant decline in drilling activity as a result of the recent decline in natural gas and crude oil prices.  While Hiland Partners anticipates continued exploration and production activities in the areas in which it operates, albeit at depressed levels, fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of natural gas and crude oil reserves.  Drilling activity generally decreases as natural gas and crude oil prices decrease.  Hiland Partners has no control over the level of drilling activity in the areas of its operations.

Disruption to Functioning of Capital Markets

Multiple events during 2008 and 2009 involving numerous financial institutions have effectively restricted current liquidity within the capital markets throughout the United States and around the world. Despite efforts by treasury and banking regulators in the United States, Europe and other nations around the world to provide liquidity to the financial sector, capital markets currently remain constrained. We expect that our ability to issue debt and equity at prices that are similar to offerings in recent years will be limited over the next three to six months and possibly longer should capital markets remain constrained. Although Hiland Partners intends to move forward with its planned capital expenditures attributable to its existing facilities,  Hiland Partners  may revise the timing and scope of these projects as necessary to adapt to existing economic conditions and the benefits expected to accrue to our and Hiland Partners’ unitholders from Hiland Partners’ capital expenditures may be muted by substantial cost of capital increases during this period.

Overview

Due to lower natural gas and NGL prices and the impact of reduced drilling activity on Hiland Partners’ current and projected throughput volumes, Hiland Partners believes that cash generated from operations will decrease for the remainder of 2009 relative to comparable periods in 2008.  Hiland Partners’ senior secured revolving credit facility requires Hiland Partners to meet certain financial tests, including a maximum consolidated funded debt to EBITDA covenant ratio of 4.0:1.0 as of the last day of any fiscal quarter; provided that in the event that Hiland Partners makes certain permitted acquisitions or capital expenditures, this ratio may be increased to 4.75:1.0 for the three fiscal quarters following the quarter in which such permitted acquisition or capital expenditure occurs.  Hiland Partners met the permitted capital expenditure requirements for the four quarter period ended March 31, 2009 and elected to increase the ratio to 4.75:1.0 on March 31, 2009 for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009.  During this step-up period, the applicable margin with respect to loans under the credit facility increases by 35 basis points per annum and the unused commitment fee increases by 12.5 basis points per annum. The ratio will revert back to 4.0:1.0 for the quarter ended December 31, 2009.  If commodity prices do not significantly improve above the current forward prices for 2009, Hiland Partners could be in violation of the maximum consolidated funded debt to EBITDA covenant ratio as early as September 30, 2009, unless this ratio is amended, Hiland Partners receives an infusion of equity capital, Hiland Partners’ debt is restructured or Hiland Partners is able to monetize “in-the-money” hedge positions.  Management is continuing extensive discussions with certain lenders under the credit facility as to ways to address a potential covenant violation. While no potential solution has been agreed to, Hiland Partners expects that any solution will require the assessment of fees and increased rates, the infusion of additional equity capital or the incurrence of subordinated indebtedness by Hiland Partners and the suspension of distributions for a certain period of time. There can be no assurance that any such agreement will be reached with the lenders, that any required equity or debt financing will be available to Hiland Partners, or that Hiland Partners’ hedge positions will be “in-the-money.”

We rely on distributions from Hiland Partners to fund cash requirements for our operations. Cash generated from operations, borrowings under Hiland Partners’ credit facility and funds from private or public equity and future debt offerings have historically been Hiland Partners’ primary sources of liquidity. We believe that funds from these sources should be sufficient to meet both Hiland Partners’ short-term working capital requirements and its long-term capital expenditure requirements. Hiland Partners’ ability to pay distributions to unitholders, to fund planned capital expenditures and to make acquisitions depends upon Hiland Partners’ future operating performance and, more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in Hiland Partners’ industry and financial, business and other factors, many of which are beyond Hiland Partners’ control. Due to (i) the impact of lower commodity prices and drilling activity on Hiland Partners’ current and projected throughput volumes, midstream segment margin and cash flows; (ii) future required levels of capital expenditures; (iii) the level of Hiland Partners’ indebtedness relative to its projections and (iv) management’s expectation that Hiland Partners may be in violation of the maximum consolidated funded debt to EBITDA covenant ratio contained in its senior secured credit facility as early as September 30, 2009, unless the ratio is amended, Hiland Partners receives an infusion of equity capital,  Hiland Partners’ debt is restructured or Hiland Partners is able to monetize “in-the-money” hedges positions.  Hiland Partners has suspended quarterly cash distributions on common and subordinated units beginning with the first quarter distribution of 2009.

Cash Flows from Operating Activities

Cash flows from operating activities increased by $2.5 million to $24.5 million for the six months ended June 30, 2009 from $22.0 million for the six months ended June 30, 2009.  During the six months ended June 30, 2009 we received cash flows from customers of approximately $108.4 million attributable to significantly lower average realized natural gas and NGL sales prices, partially offset by increased natural gas and NGLs volumes, received $3.2 million from early settlements of derivative contracts, made cash payments to our suppliers and employees of approximately $81.9 million and made payments of interest expense of $5.2 million, net of amounts capitalized, resulting in cash received from operating activities of $24.5 million.  During the same six month period in 2008, we received cash flows from customers of approximately $184.3 million attributable to increased natural gas and NGLs volumes and significantly higher average realized natural gas and NGL sales prices, had cash payments to our suppliers and employees of approximately $155.9 million and payment of interest expense of $6.4 million, net of amounts capitalized, resulting in cash received from operating activities of $22.0 million.

Changes in cash receipts and payments are primarily due to the timing of collections at the end of our reporting periods. Hiland Partners collects and pays large receivables and payables at the end of each calendar month. The timing of these payments and receipts may vary by a day or two between month-end periods and cause fluctuations in cash received or paid. Working capital items, exclusive of cash, provided $5.0 million of cash flows from operating activities during the six months ended June 30, 2009. Working capital items, exclusive of cash, used $5.0 million of cash flows from operating activities during the six months ended June 30, 2008.

Net loss for the six months ended June 30, 2009 was $(7.0) million, a increase in net loss of $4.4 million from a net loss of $(2.7) million for the six months ended June 30, 2008.  Depreciation, amortization, accretion and property impairments increased by $3.4 million to $22.0 million for the six months ended June 30, 2009 from $18.7 million for the six months ended June 30, 2008.

Cash Flows Used for Investing Activities

Cash flows used for investing activities, which represent investments in property and equipment increased by $6.9 million to $27.2 million for the six months ended June 30, 2009 from $20.3 million for the six months ended June 30, 2008 primarily due to cash flows invested related to the construction of the North Dakota Bakken gathering system.

Cash Flows from Financing Activities

Cash flows from financing activities increased to $5.2 million for the six months ended June 30, 2009 from $1.4 million for the six months ended June 30, 2008, an increase of $3.8 million. During the six months ended June 30, 2009, Hiland Partners (i) borrowed $12.0 million under its credit facility to fund its internal expansion projects, (ii) repaid $3.0 million on its credit facility upon net receipt of $3.2 million early hedge settlements, (iii) distributed $1.8 million to its noncontrolling partners and (iv) made $0.4 million payments on capital lease obligations. During the six months ended June 30, 2009, we borrowed $0.5 million on our credit facility and made distributions of $2.2 million to our unitholders.

During the six months ended June 30, 2008, Hiland Partners (i) borrowed $19.0 million under its credit facility to fund its internal expansion projects, (ii) received capital contributions of $1.0 million as a result of issuing Hiland Partners common units due to  the exercise of 40,705 vested unit options, (iii) incurred debt issuance costs of $0.3 million associated with the fourth amendment to its credit facility amended in February 2008, (iv) distributed $6.4 million to its minority interest unitholders and (v) made $0.2 million payments on capital lease obligations. During the six months ended June 30, 2008, we made distributions of $11.6 million to our unitholders.

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

We believe that cash generated from the operations of Hiland Partners’ business will be sufficient to meet its anticipated maintenance capital expenditures for the next twelve months.  We anticipate that Hiland Partners’ expansion capital expenditures will be funded through long-term borrowings or other debt financings and/or equity offerings. See “Credit Facility” below for information related to our and Hiland Partners’ credit agreements.

Hiland Partners suspended quarterly cash distributions on common and subordinated units beginning with the first quarter distribution of 2009.  As our only cash-generating assets are our 2% general partner interest, all of the incentive distribution rights and a 57.4% limited partner interest in Hiland Partners, our cash flow is completely dependent upon the ability of Hiland Partners to make cash distributions to its partners, including us.  Our credit facility matures on December 31, 2009, at which time all outstanding amounts thereunder will become due and payable.  We believe the current availability on the credit facility will allow us to meet our current obligations and future expenses through maturity.  We cannot assure that any refinancing of our credit facility can be successfully completed or, if completed, that the terms will be favorable to us.  If we are unable to obtain a refinancing of our outstanding debt and Hiland Partners does not resume paying quarterly cash distributions in amounts necessary to satisfy our obligations, we may need to sell common units in Hiland Partners to satisfy our outstanding debt obligations and any current liabilities that we may incur in the operation of our business in the future.

North Dakota Bakken

Hiland Partners’ North Dakota Bakken gathering system presently consists of a 55-mile gathering system located in northwestern North Dakota that will gather natural gas associated with crude oil produced from the Bakken shale and Three Forks/Sanish formations. Construction of the gathering system, associated compression and treating facilities and a processing plant commenced in October 2008 and became fully operational in May 2009.  As of June 30, 2009, Hiland Partners has invested approximately $22.9 million in the project.

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

The following table provides information about Hiland Partners commodity based derivative instruments at June 30, 2009:

		Average
		Fixed	Fair Value
Description and Production Period	Volume	Price	Asset
	(MMBtu)	(per MMBtu)
Natural Gas - Sold Fixed for Floating Price Swaps
July 2009 - June 2010	2,136,000	$7.01	$6,188
July 2010 - December 2010	1,068,000	$6.73	1,450
			$7,638

Hiland Partners has entered into a financial derivative instrument that is classified as a cash flow hedge in accordance with SFAS 133 and relates to forecasted interest payments under its credit facility in 2009.  Hiland Partners entered into this financial swap instrument to hedge forecasted interest payments against the variable interest payments under its credit facility.  Under this contractual swap agreement, Hiland Partners pays a fixed interest rate and receives a floating rate based on one month LIBOR on the notional amount for the contract period. The following table provides information about Hiland Partners interest rate swap at June 30, 2009 for the periods indicated:

			Fair Value
	Notional	Interest	Asset
Description and Period	Amount	Rate	(Liability)
Interest Rate Swap
July 2009 - December 2009	$100,000	2.245%	$(921)

Off-Balance Sheet Arrangements

Neither we nor Hiland Partners had any significant off-balance sheet arrangements as of June 30, 2009.

Available Credit

Credit markets in the United States and around the world remain constrained due to a lack of liquidity and confidence in a number of financial institutions. Investors continue to seek perceived safe investments in securities of the United States government rather than corporate issues. We and Hiland Partners may at times experience difficulty accessing the long-term credit markets due to prevailing market conditions. Additionally, existing constraints in the credit markets may increase the rates we and Hiland Partners is charged for utilizing these markets.

Credit Facilities

Hiland Holdings Credit Facility

On September 25, 2006, concurrently with the closing of our initial public offering, we entered into a three-year $25.0 million senior secured credit facility. Pursuant to the terms of the agreement, we elected to reduce the commitment level on the credit facility to $10.0 million effective May 15, 2009 and we elected to further reduce the commitment level on the credit facility to $3.0 million on August 7, 2009.  Concurrently with the reduction of the commitment level to $3.0 million, the existing lenders under the credit facility assigned their interests in the facility to The Security National Bank of Enid and we entered into a first amended and restated senior secured credit agreement with The Security National Bank of Enid.  The credit facility is secured by all of our ownership interests in Hiland Partners and its general partner, other than the 2% general partner interest and the incentive distribution rights.  The credit facility will mature on December 31, 2009, at which time all outstanding amounts thereunder become due and payable.

Indebtedness under the credit facility bears interest at the prime rate plus 1% per annum, but in no event less than 5% per annum, to be adjusted as changes occur in the prime rate.  At August 7, 2009, the interest rate on outstanding borrowings from our credit facility was 5.0%.

The credit facility contains several covenants that, among other things, require the maintenance of a debt-to-worth ratio and require financial reports to be submitted periodically.  The credit facility also contains various covenants that limit, among other things, subject to certain exceptions, our ability to grant liens, enter into agreements restricting our ability to grant liens on our assets or amend the credit facility, make certain loans, acquisitions and investments or enter into a merger, consolidation or sale of assets.

The amount we may borrow under the credit facility is limited to the lesser of: (i) 50% of the sum of the value of the Hiland Partners common and subordinated units and (ii) the maximum available amount of the credit facility (currently $3.0 million).  For purposes of this calculation, the value of (i) the Hiland Partners common units on any date shall be the closing price for such units as reflected on the NASDAQ National Market on any date and (ii) the Hiland Partners subordinated units on any date shall be deemed to equal 85% of the value of the Hiland Partners common units on such date.  At August 7, 2009, the borrowing base was $3.0 million.

As of August 7, 2009, we had $2.5 million outstanding under this credit facility and were in compliance with our debt-to-worth ratio covenant. As of June 30, 2009, we had $1.2 million outstanding under our prior credit facility and were in compliance with our financial covenants. The outstanding $1.2 million at June 30, 2009, which now matures on December 31, 2009, is included in accrued liabilities and other in the balance sheet.

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

Due to lower natural gas and NGL prices and the impact of reduced drilling activity on Hiland Partners’ current and projected throughput volumes, Hiland Partners believes that cash generated from operations will decrease for the remainder of 2009 relative to comparable periods in 2008.  Hiland Partners’ senior secured revolving credit facility requires Hiland Partners to meet certain financial tests, including a maximum consolidated funded debt to EBITDA covenant ratio of 4.0:1.0 as of the last day of any fiscal quarter; provided that in the event that Hiland Partners makes certain permitted acquisitions or capital expenditures, this ratio may be increased to 4.75:1.0 for the three fiscal quarters following the quarter in which such permitted acquisition or capital expenditure occurs.  Hiland Partners met the permitted capital expenditure requirements for the four quarter period ended March 31, 2009 and elected to increase the ratio to 4.75:1.0 on March 31, 2009 for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009.  During this step-up period, the applicable margin with respect to loans under the credit facility increases by 35 basis points per annum and the unused commitment fee increases by 12.5 basis points per annum. The ratio will revert back to 4.0:1.0 for the quarter ended December 31, 2009.  If commodity prices do not significantly improve above the current forward prices for 2009, Hiland Partners could be in violation of the maximum consolidated funded debt to EBITDA covenant ratio as early as September 30, 2009, unless this ratio is amended, Hiland Partners receives an infusion of equity capital, Hiland Partners’ debt is restructured or Hiland Partners is able to monetize “in-the-money” hedge positions.  Management is continuing extensive discussions with certain lenders under the credit facility as to ways to address a potential covenant violation. While no potential solution has been agreed to, Hiland Partners expects that any solution will require the assessment of fees and increased rates, the infusion of additional equity capital or the incurrence of subordinated indebtedness by Hiland Partners and the suspension of distributions for a certain period of time. There can be no assurance that any such agreement will be reached with the lenders, that any required equity or debt financing will be available to Hiland Partners, or that Hiland Partners’ hedge positions will be “in-the-money.”

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

Indebtedness under the credit facility will bear interest, at Hiland Partners’ option, at either; (i) an Alternate Base Rate plus an applicable margin ranging from 50 to 125 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 150 to 225 basis points per annum based on Hiland Partners’ ratio of consolidated funded debt to EBITDA. The Alternate Base Rate is a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the Federal Funds effective rate in effect on such day plus ½ of 1%. Hiland Partners has elected for the indebtedness to bear interest at LIBOR plus the applicable margin.  A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 1.0%. An unused commitment fee ranging from 25 to 50 basis points per annum based on Hiland Partners’ ratio of consolidated funded debt to EBITDA will be payable on the unused portion of the credit facility. During the step-up period, the applicable margin with respect to loans under the credit facility will be increased by 35 basis points per annum and the unused commitment fee will be increased by 12.5 basis points per annum.  At June 30, 2009, the interest rate on outstanding borrowings from Hiland Partners’ credit facility was 2.92%.

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

As of June 30, 2009, Hiland Partners had $261.1 million outstanding under the credit facility and was in compliance with its financial covenants.  Hiland Partners’ EBITDA to interest expense ratio was 4.95 to 1.0 and its consolidated funded debt to EBITDA ratio was 4.40 to 1.0.

Impact of Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the periods presented.

Recent Accounting Pronouncements

On June 30, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, “The FASB Accounting Standards Codification™ and The Hierarchy of Generally Accepted Accounting Principles” (“FASB ASC”), a replacement of SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  On the effective date, FASB ASC became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the SEC, and preparers must begin to use the Codification for periods that begin on or about July 1, 2009. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. FASB ASC significantly changes the way financial statement preparers, auditors, and academics perform accounting research. The FASB expects that FASB ASC will reduce the amount of time and effort required to research an accounting issue, mitigate the risk of noncompliance with standards through improved usability of the literature, provide accurate information with real-time updates as new standards are released, and assist the FASB with the research efforts required during the standard-setting process. FASB ASC was adopted effective July 1, 2009 and will not have a material impact on our financial statements and disclosures therein.

On May 28, 2009, the FASB issued FASB Statement No. 165, “Subsequent Events (“SFAS 165”).  SFAS 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  SFAS No. 165 was adopted effective June 30, 2009 and did not have a material impact on our financial statements and disclosures therein.

On April 9, 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FAS107-1”).  FAS107-1 increases the frequency of fair value disclosures to a quarterly basis instead of annual basis.  FAS107-1 specifically relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value.   FAS107-1 is effective for interim and annual periods ending after June 15, 2009.  FAS107-1 was adopted effective June 30, 2009 and did not have a material impact on our financial statements and disclosures therein.

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

On April 25, 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. In determining the useful life of an acquired intangible asset, FSP 142-3 removes the requirement from SFAS 142 for an entity to consider whether renewal of the intangible asset requires significant costs or material modifications to the related arrangement. FSP 142-3 also replaces the previous useful life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal.  FSP 142-3 was adopted effective January 1, 2009 and will apply to future intangible assets acquired.  We don’t believe the adoption of FSP 142-3 will have a material impact on our financial position, results of operations or cash flows.

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

Upon adoption of SFAS 160 effective January 1, 2009, we reclassified $125,851 from minority interests liabilities to noncontrolling partners’ interest in Hiland Partners in our consolidated balance sheet as of December 31, 2008.  In addition, we reclassified $2,192 and $2,398 of minority interest in loss of Hiland Partners to net loss attributable to noncontrolling partners’ interest in loss of Hiland Partners in our consolidated statement of operations for the three and six months ended June 30, 2008, respectively.  Net income per limited partner unit has not been affected as a result of the adoption of SFAS 160.

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

There have been no material changes in our significant accounting policies and estimates during the three months ended June 30, 2009.  See our disclosure of significant accounting policies and estimates in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 9, 2009.

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

Commodity Price Risks.   Hiland Partners’ profitability is affected by volatility in prevailing NGL and natural gas prices. Historically, changes in the prices of most NGL products have generally correlated with changes in the price of crude oil. NGL and natural gas prices are volatile and are impacted by changes in the supply and demand for NGLs and natural gas, as well as market uncertainty. Hiland Partners’ cash flow is affected by the volatility of natural gas and NGL product prices, which could adversely affect our ability to make distributions to unitholders. To illustrate the impact of changes in prices for natural gas and NGLs on our operating results, we have provided the table below, which reflects, for the three months ended June 30, 2009 and June 30, 2008, respectively, the impact on our midstream segment margin of a $0.01 per gallon change (increase or decrease) in NGL prices coupled with a $0.10 per MMBtu change (increase or decrease) in the price of natural gas.

	Natural Gas Price Change ($/MMBtu) Three Months Ended June 30,
	2009		2008
NGL Price Change ($/gal)	$0.10	$(0.10)	$0.10	$(0.10)
$0.01	$163,000	$181,000	$151,000	$142,000
$(0.01)	$(213,000)	$(216,000)	$(127,000)	$(189,000)

The increase in commodity exposure is the result of increased natural gas and NGL product volumes during the three months ended June 30, 2009 compared to the three months ended June 30, 2008 and the increased exposure to NGL product prices in 2009 as the result of no NGL hedging contracts in 2009. The magnitude of the impact on total segment margin of changes in natural gas and NGL prices presented may not be representative of the magnitude of the impact on total segment margin for different commodity prices or contract portfolios. Natural gas and crude oil prices can also affect our profitability indirectly by influencing the level of drilling activity and related opportunities for our services.

We manage this commodity price exposure through an integrated strategy that includes management of our contract portfolio, optimization of our assets and the use of derivative contracts. As a result of these derivative swap contracts, we have hedged a portion of our expected exposure to natural gas prices in 2009 and 2010. We continually monitor our hedging and contract portfolio and expect to continue to adjust our hedge position as conditions warrant. The following table provides information about our commodity-based derivative instruments at June 30, 2009 for the periods indicated:

		Average
		Fixed	Fair Value
Description and Production Period	Volume	Price	Asset
	(MMBtu)	(per MMBtu)
Natural Gas - Sold Fixed for Floating Price Swaps
July 2009 - June 2010	2,136,000	$7.01	$6,188
July 2010 - December 2010	1,068,000	$6.73	1,450
			$7,638

Interest Rate Risk.   We are exposed to changes in the LIBOR rate as a result of Hiland Partners’ credit facility, and the prime rate as a result of our credit facility, which are both subject to floating interest rates.  On October 7, 2008, Hiland Partners entered into a floating-to-fixed interest rate swap agreement with an investment grade counterparty whereby Hiland Partners pays a monthly fixed interest rate of 2.245% and receives a monthly variable rate based on the one month posted LIBOR interest rate on a notional amount of $100.0 million.  This swap agreement was effective on January 2, 2009 and terminates on January 1, 2010.  As of June 30, 2009, Hiland Partners had approximately $261.1 million of indebtedness outstanding under its credit facility, of which $161.1 million is exposed to changes in the LIBOR rate. The impact of a 100 basis point increase in interest rates on the amount of current debt exposed to variable interest rates would for the remainder of 2009, result in an increase in annualized interest expense and a corresponding decrease in annualized net income of approximately $1.6 million. The following table provides information about Hiland Partners’ interest rate swap at June 30, 2009 for the periods indicated:

			Fair Value
	Notional	Interest	Asset
Description and Period	Amount	Rate	(Liability)
Interest Rate Swap
July 2009 - December 2009	$100,000	2.245%	$(921)

Credit Risk.   Counterparties pursuant to the terms of their contractual obligations expose Hiland Partners to potential losses as a result of nonperformance. Hiland Partners’ four largest customers for the six months ended June 30, 2009 accounted for approximately 20%, 15%, 11% and 10%, respectively, of revenues. Consequently, changes within one or more of these companies’ operations have the potential to impact, both positively and negatively, our credit exposure and make us subject to risks of loss resulting from nonpayment or nonperformance by these or any of Hiland Partners’ other customers. Any material nonpayment or nonperformance by its key customers could materially and adversely affect our business, financial condition or results of operations and reduce Hiland Partners’ ability to make distributions to its unitholders. Furthermore, some of Hiland Partners’ customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to Hiland Partners.  Hiland Partners’ counterparties for Hiland Partners’ derivative instruments as of June 30, 2009 are BP Energy Company and Bank of Oklahoma, N.A. Our counterparty to our interest rate swap as of June 30, 2009 is Wells Fargo Bank, N.A.

On July 22, 2008, SemGroup, L.P. and certain subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  In October 2008, the United States Bankruptcy Court for the District of Delaware entered an order approving the assumption of a Natural Gas Liquids Marketing Agreement (the “SemStream Agreement”) between SemStream, L.P., an affiliate of SemGroup, L.P., and Hiland Partners relating to the sale of natural gas liquids and condensate at our Bakken and Badlands plants and gathering systems, restoring Hiland Partners and SemStream, L.P. to its pre-bankruptcy contractual relationship.  Hiland Partners pre-petition credit exposure to SemGroup, L.P. relating to condensate sales to SemCrude, LLC in our mid-continent region is approximately $0.3 million, which continues to be reserved as of June 30, 2009.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009, to ensure that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

(b) Changes in internal control over financial reporting.

During the three months ended June 30, 2009, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Three putative unitholder class action lawsuits have been filed relating to the Hiland Partners Merger and the Hiland Holdings Merger.  These lawsuits are as follows: (i) Robert Pasternack v. Hiland Partners, LP et al., In the Court of Chancery of the State of Delaware, Civil Action No. 4397-VCS; (ii) Andrew Jones v. Hiland Partners, LP et al., In the Court of Chancery of the State of Delaware, Civil Action No. 4558-VCS; and (iii) Arthur G. Rosenberg v. Hiland Partners, LP et al., In the District Court of Garfield County, State of Oklahoma, Case No. C3-09-211-02.  The lawsuits name as defendants the Partnership, Hiland Partners, the general partner of each of the Partnership and Hiland Partners, and the members of the board of directors of each of the Partnership and Hiland Partners.   The lawsuits challenge both the Hiland Partners Merger and the Hiland Holdings Merger.  The lawsuits allege claims of breach of the Partnership Agreement and breach of fiduciary duty on behalf of (i) a purported class of common unitholders of the Partnership and (ii) a purported class of our common unitholders of Hiland Partners.

On July 10, 2009, the court in which the Oklahoma case is pending granted our motion to stay the Oklahoma lawsuit in favor of the Delaware lawsuits.   On July 31, 2009, the plaintiff in the first-filed Delaware case (Pasternack) filed an Amended Class Action Complaint and a motion to enjoin the mergers.   This Amended Class Action Complaint alleges, among other things, that (i) the original consideration and revised consideration offered by the Hamm Parties is unfair and inadequate, (ii) the members of the conflicts committees of the general partner of each of the Partnership and Hiland Partners that were charged with reviewing the proposals and making a recommendation to each committee’s respective board of directors lacked any meaningful independence, (iii) the defendants acted in bad faith in recommending and approving the Hiland Partners Merger or the Hiland Holdings Merger, and (iv) the disclosures in the Preliminary Proxy Statement filed by the Partnership and Hiland Partners are materially misleading.   The Pasternack plaintiff seeks to preliminarily enjoin the defendants from proceeding with or consummating the mergers and seeks an order requiring defendants to supplement the Preliminary Proxy Statement with certain information.  We cannot predict the outcome of these lawsuits, or others, nor can we predict the amount of time and expense that will be required to resolve the lawsuits.

Additional information concerning these lawsuits may be found in the Preliminary Proxy Statement filed by the Partnership and Hiland Partners and, when filed, in the definitive joint proxy statement.

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

Item 1A. Risk Factors

The failure to complete the Hiland Holdings Merger could adversely affect the price of our common units and otherwise have an adverse effect on us.

There can be no assurance that the conditions to the completion of the Hiland Holdings Merger, many of which are out of our control, will be satisfied by the November 1, 2009 deadline set forth in the merger agreement.   Among other things, we cannot be certain that (i) holders of a majority of our common units (other than Mr. Hamm, certain of his affiliates and the Hamm family trusts) will vote in favor of the Hiland Holdings Merger and the merger agreement; (ii) no injunction will be granted in any of the three pending unitholder lawsuits challenging the Hiland Holdings Merger (as described elsewhere in this Form 10-Q); or (iii) that the

Hiland Partners Merger will be completed concurrently with the Hiland Holdings Merger (the completion of which is a condition to Mr. Hamm’s obligation to complete the Hiland Holdings Merger).

If the Hiland Holdings Merger is not completed, the price of our common units will likely fall to the extent that the current market price of our common units reflects an assumption that a transaction will be completed. Further, a failed transaction may result in negative publicity and/or a negative impression of us in the investment community and may affect our relationship with employees, vendors, creditors and other business partners.

Additionally, we are subject to the following risks related to the Hiland Holdings Merger:

•      Certain costs relating to the Hiland Holdings Merger, including legal, accounting and financial advisory fees, are payable by us whether or not the Hiland Holdings Merger is completed.

•      Under circumstances set out in the merger agreement, if the Hiland Holdings Merger is not completed we may be required to reimburse up to $800,000 availability of Mr. Hamm and his affiliate’s expenses  associated with the Hiland Holdings Merger.

•      Our management’s and our employees’ attention will have been diverted from our day-to-day operations, we may experience unusually high employee attrition and our business and customer relationships may be disrupted.

We are subject to litigation related to the Hiland Holdings Merger.

We are actively defending three putative unitholder class action lawsuits which have been filed relating to the Hiland Partners Merger and the Hiland Holdings Merger.  These lawsuits are as follows: (i) Robert Pasternack v. Hiland Partners, LP et al., In the Court of Chancery of the State of Delaware, Civil Action No. 4397-VCS; (ii) Andrew Jones v. Hiland Partners, LP et al., In the Court of Chancery of the State of Delaware, Civil Action No. 4558-VCS; and (iii) Arthur G. Rosenberg v. Hiland Partners, LP et al., In the District Court of Garfield County, State of Oklahoma, Case No. C3-09-211-02.  The lawsuits name as defendants the Partnership, Hiland Partners, the general partner of each of the Partnership and Hiland Partners, and the members of the board of directors of each of the Partnership and Hiland Partners.   The lawsuits challenge both the Hiland Partners Merger and the Hiland Holdings Merger.  The lawsuits allege claims of breach of the Partnership Agreement and breach of fiduciary duty on behalf of (i) a purported class of common unitholders of the Partnership and (ii) a purported class of our common unitholders of Hiland Partners.

On July 10, 2009, the court in which the Oklahoma case is pending granted our motion to stay the Oklahoma lawsuit in favor of the Delaware lawsuits.   On July 31, 2009, the plaintiff in the first-filed Delaware case (Pasternack) filed an Amended Class Action Complaint and a motion to enjoin the mergers.   This Amended Class Action Complaint alleges, among other things, that (i) the original consideration and revised consideration offered by the Hamm Parties is unfair and inadequate, (ii) the members of the conflicts committees of the general partner of each of the Partnership and Hiland Partners that were charged with reviewing the proposals and making a recommendation to each committee’s respective board of directors lacked any meaningful independence, (iii) the defendants acted in bad faith in recommending and approving the Hiland Partners Merger or the Hiland Holdings Merger, and (iv) the disclosures in the Preliminary Proxy Statement filed by the Partnership and Hiland Partners are materially misleading.   The Pasternack plaintiff seeks to preliminarily enjoin the defendants from proceeding with or consummating the mergers and seeks an order requiring defendants to supplement the Preliminary Proxy Statement with certain information.  It is possible that additional claims beyond those that have already been filed will be brought by the current plaintiffs or by others in an effort to enjoin the Hiland Holdings Merger or seek monetary relief from us.

While the Hiland Companies do not believe these lawsuits have merit and intend to defend themselves vigorously, we cannot predict the outcome of these lawsuits, or others, nor can we predict the amount of time and expense that will be required to resolve the lawsuits.  An unfavorable resolution of any such litigation surrounding the Hiland Holdings Merger could delay or prevent the consummation of the Hiland Holdings Merger. In addition, the cost to us of defending the litigation, even if resolved in our favor, could be substantial. Such litigation could also divert the attention of our management and our resources in general from day-to-day operations.

If commodity prices do not significantly improve above the expected prices for 2009, Hiland Partners may be in violation of its maximum consolidated funded debt to EBITDA covenant ratio as early as September 30, 2009, unless the ratio is amended, its senior secured revolving credit facility is restructured, Hiland Partners receives an infusion of equity capital or Hiland Partners is able to monetize “in-the-money” hedge positions. Failure to comply with the covenants could cause an event of default under the Hiland Partners credit facility.

The Hiland Partners credit facility contains covenants requiring Hiland Partners to maintain certain financial ratios and comply with certain financial tests, which, among other things, require Hiland Partners and its subsidiary guarantors, on a consolidated basis, to maintain specified ratios or conditions as follows:

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

As of June 30, 2009, Hiland Partners was in compliance with each of these ratios, which are tested quarterly. Hiland Partners’ EBITDA to interest expense ratio was 4.95 to 1.0 and its consolidated funded debt to EBITDA covenant ratio was 4.40 to 1.0. Hiland Partners temporarily increased the ratio to 4.75:1.0 on March 31, 2009, but such ratio will be reduced to 4.0:1.0 on December 31, 2009. Hiland Partners’ ability to remain in compliance with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. If commodity prices do not significantly improve above the expected prices for 2009, Hiland Partners may be in violation of the maximum consolidated funded debt to EBITDA ratio as early as September 30, 2009, unless the ratio is amended, the senior secured revolving credit facility is restructured,  Hiland Partners receives an infusion of equity capital or Hiland Partners is able to monetize “in-the-money” hedge positions. Hiland Partners’ failure to comply with any of the restrictions and covenants under our revolving credit facility could lead to an event of default and the acceleration of our obligations under those agreements. Hiland Partners may not have sufficient funds to make such payments. If Hiland Partners is unable to satisfy its obligations with cash on hand, Hiland Partners could attempt to refinance such debt, sell assets or repay such debt with the proceeds from an equity offering. We cannot assure that Hiland Partners will be able to generate sufficient cash flow to pay the interest on its debt or that future borrowings, equity financings or proceeds from the sale of assets will be available to pay or refinance such debt. The terms of Hiland Partners’ financing agreements may also prohibit it from taking such actions. Factors that will affect Hiland Partners’ ability to raise cash through an offering of its common units or other equity, a refinancing of its debt or a sale of assets include financial market conditions and Hiland Partners’ market value and operating performance at the time of such offering or other financing. We cannot assure that any such proposed offering, refinancing or sale of assets can be successfully completed or, if completed, that the terms will be favorable to Hiland Partners or to us.

If the Hiland Partners Merger is completed and the Hiland Holdings Merger is not completed, it could create certain conflicts of interest between us and Harold Hamm, who, with his affiliates, controls our general partner and the general partner of Hiland Partners.

Harold Hamm and his affiliates own 100% of our general partner, which has sole responsibility for conducting our business and managing our operations.  We control the general partner of Hiland Partners, which has sole responsibility for conducting the business of Hiland Partners and managing its operations.

If the Hiland Holdings Merger is not completed but the Hiland Partners Merger is completed, Mr. Hamm, his affiliates and the Hamm family trusts will acquire all of the outstanding common units of Hiland Partners not owned by us.  We own, directly or indirectly, a 2% general partner interest, the incentive distribution rights, 3,060,000 subordinated units and 2,321,471 common units in Hiland Partners.  Since the common units have different rights to distributions than the subordinated units and the incentive distribution rights, Mr. Hamm’s ownership of common units of Hiland Partners could increase the likelihood that conflicts of interest may arise between Mr. Hamm and his affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand, particularly with regard to the amount of cash to be distributed to the Hiland Partners unitholders and the amount of cash to be reserved for the future conduct of Hiland Partners’ business.

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

Hiland Partners has suspended quarterly cash distributions on its common and subordinated units beginning with the first quarter of 2009.  Under the terms of the Hiland Partners partnership agreement, the Hiland Partners common units now carry an arrearage of $0.90 per unit, representing the minimum quarterly distribution to the Hiland Partners common units for the first and second quarter of 2009 that must be paid before Hiland Partners can make distributions to the Hiland Partners subordinated units or on the incentive distribution rights.  This decrease in distributions to us could adversely affect our ability to pay distributions on our common units.

If we fail to renegotiate our credit facility, we may be required to sell common units in Hiland Partners to satisfy our outstanding debt obligations and any current liabilities that we may incur in the operation of our business in the future.

Hiland Partners suspended quarterly cash distributions on common and subordinated units beginning with the first quarter distribution of 2009.  As our only cash-generating assets are our 2% general partner interest, all of the incentive distribution rights and a 57.4% limited partner interest in Hiland Partners, our cash flow is completely dependent upon the ability of Hiland Partners to make cash distributions to its partners, including us.  Our credit facility matures on December 31, 2009, at which time all outstanding amounts thereunder will become due and payable.  We cannot assure that any refinancing of our credit facility can be successfully completed or, if completed, that the terms will be favorable to us.  If we are unable to obtain a refinancing of our outstanding debt and Hiland Partners does not resume paying quarterly cash distributions in amounts necessary to satisfy our obligations, we may need to sell common units in Hiland Partners to satisfy our outstanding debt obligations and any current liabilities that we may incur in the operation of our business in the future.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

NASDAQ Deficiency Letter. On January 27, 2009, we received a Deficiency Letter from NASDAQ indicating that we no longer comply with the audit committee composition requirements as set forth in Marketplace Rule 4350(d), which requires Hiland Partners GP Holdings, LLC, our general partner, to have an audit committee of at least three independent members.  Following the resignation of Shelby E. Odell from the board of directors of our general partner on January 21, 2009, the audit committee of our general partner consists of only two independent members.  Mr. Odell resigned from the board of directors of our general partner so that he would be eligible to serve as a member of the conflicts committee of the board of directors of Hiland Partners’ general partner.  In accordance with Marketplace Rule 4350(d)(4), NASDAQ has provided us a cure period to regain compliance until the earlier of our next annual unitholders’ meeting or January 21, 2010.

First Amended and Restated Credit Agreement.  Pursuant to the terms of our existing credit agreement, we elected to reduce the commitment level on the credit facility from $10.0 million to $3.0 million on August 7, 2009.  Concurrently with the reduction of the commitment level to $3.0 million, the existing lenders under the credit facility assigned their interests in the facility to The Security National Bank of Enid and we entered into a first amended and restated senior secured credit agreement with The Security National Bank of Enid.   The credit facility is secured by all of our ownership interests in Hiland Partners and its general partner, other than the 2% general partner interest and the incentive distribution rights. The credit facility will mature on December 31, 2009, at which time all outstanding amounts thereunder become due and payable.

Indebtedness under the credit facility bears interest at the prime rate plus 1% per annum, but in no event less than 5% per annum, to be adjusted as changes occur in the prime rate.  At August 7, 2009, the interest rate on outstanding borrowings from our credit facility was 5.0%.

The credit facility contains several covenants that, among other things, require the maintenance of a debt-to-worth ratio and require financial reports to be submitted periodically.

The amount we may borrow under the credit facility is limited to the lesser of: (i) 50% of the sum of the value of the Hiland Partners common and subordinated units and (ii) the maximum available amount of the credit facility (currently $3.0 million).  For purposes of this calculation, the value of (i) the Hiland Partners common units on any date shall be the closing price for such units as reflected on the NASDAQ National Market on any date and (ii) the Hiland Partners subordinated units on any date shall be deemed to equal 85% of the value of the Hiland Partners common units on such date.  At August 7, 2009, the borrowing base was $3.0 million.

The credit facility contains various covenants that limit, among other things, subject to certain exceptions, our ability to grant liens, enter into agreements restricting our ability to grant liens on our assets or amend the credit facility, make certain loans, acquisitions and investments or enter into a merger, consolidation or sale of assets.

                        As of August 7, 2009, we had $2.5 million outstanding under this credit facility and were in compliance with our debt-to-worth ratio covenant. The outstanding $1.2 million at June 30, 2009, which matures on December 31, 2009, is included in accrued liabilities and other in the balance sheet.

Item 6. Exhibits

EXHIBITS

Exhibit Number	Description

1.1

Underwriting Agreement by and between Hiland Holdings GP, LP and Lehman Brothers Inc., as representative of the underwriters named therein dated as of September 19, 2006. (incorporated by reference to Exhibit 1.1 of Registrant’s Statement on Form S-1 (File No. 333-134491))

2.1

Contribution Agreement among Hiland Holdings GP, LP, Hiland Partners GP Holdings, LLC, Hiland Partners GP, Inc., Continental Gas Holdings, Inc., HHGP Holding, LLC, Harold Hamm DST Trust, Harold Hamm HJ Trust, Randy Moeder, Equity Financial Services, Inc. and Ken Maples dated May 24, 2006. (incorporated by reference to Exhibit 2.1 of Registrant’s Statement on Form S-1 (File No. 333-134491))

2.2

Acquisition Agreement by and among Hiland Operating, LLC, Hiland Partners, LLC and the members of Hiland Partners, LLC dated as of September 1, 2005 (incorporated by reference to Exhibit 2.2 of Hiland Partners, LP’s Form 8-K filed on September 29, 2005)

2.3

Amendment No. 1 dated September 12, 2006 to Contribution Agreement among Hiland Holdings GP, LP, Hiland Partners GP Holdings, LLC, Hiland Partners GP, Inc., Continental Gas Holdings, Inc., HHGP Holding, LLC, Harold Hamm DST Trust, Harold Hamm HJ Trust, Randy Moeder, Equity Financial Services, Inc. and Ken Maples dated May 24, 2006. (incorporated by reference to Exhibit 2.3 of Registrant’s Statement on Form S-1 (File No. 333-134491))

2.4

Agreement and Plan of Merger, dated as of June 1, 2009, by and between Hiland Holdings GP, LP, Hiland Partners GP Holdings, LLC, HH GP Holding, LLC and HPGP MergerCo, LLC (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on June 1, 2009). Schedules and Exhibits are omitted pursuant to Section 601(b)(2) of Regulation S-K.

2.5

Equity Commitment Letter Agreement, dated as of June 1, 2009, by and between Harold Hamm and HH GP Holding, LLC (incorporated by reference to Exhibit 2.3 of the Registrant’s Form 8-K filed on June 1, 2009).

2.6

Support Agreement, dated as of June 1, 2009, by and between Hiland Holdings GP, LP, Hiland Partners GP Holdings, LLC, Harold Hamm, Continental Gas Holdings, Inc., Bert Mackie, as trustee of the Harold Hamm DST Trust and the Harold Hamm HJ Trust, HH GP Holding, LLC and HPGP MergerCo, LLC (incorporated by reference to Exhibit 2.5 of the Registrant’s Form 8-K filed on June 1, 2009).

2.7

Agreement and Plan of Merger, dated as of June 1, 2009, by and between Hiland Partners, LP, Hiland Partners GP, LLC, HH GP Holding, LLC and HLND MergerCo, LLC (incorporated by reference to Exhibit 2.2 of the Registrant’s Form 8-K filed on June 1, 2009).  Schedules and Exhibits are omitted pursuant to Section 601(b)(2) of Regulation S-K.

2.8

Equity Commitment Letter Agreement, dated as of June 1, 2009, by and between Harold Hamm and HH GP Holding, LLC (incorporated by reference to Exhibit 2.4 of the Registrant’s Form 8-K filed on June 1, 2009).

2.9

Support Agreement, dated as of June 1, 2009, by and between Hiland Partners, LP, Hiland Partners GP, LLC, Hiland Holdings GP, LP, Hiland Partners GP Holdings, LLC, HH GP Holding, LLC and HLND MergerCo, LLC (incorporated by reference to Exhibit 2.6 of the Registrant’s Form 8-K filed on June 1, 2009).

3.1		Certificate of Limited Partnership of Hiland Holdings GP, LP (incorporated by reference to Exhibit 3.1 of Registrant’s Statement on Form S-1 (File No. 333-134491))

3.2		Amended and Restated Agreement of Limited Partnership of Hiland Holdings GP, LP (incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-Q filed on November 13, 2006)

3.3		Certificate of Formation of Hiland Partners GP Holdings, LLC (incorporated by reference to Exhibit 3.3 of Registrant’s Statement on Form S-1 (File No. 333-134491))

3.4		Amended and Restated Limited Liability Company Agreement of Hiland Partners GP Holdings, LLC(incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-Q filed on November 13, 2006)

4.1		Certificate of Limited Partnership of Hiland Holdings GP, LP (incorporated by reference to Exhibit 3.1 of Registrant’s Statement on Form S-1 (File No. 333-134491))

4.2		Amended and Restated Agreement of Limited Partnership of Hiland Holdings GP, LP (incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-Q filed on November 13, 2006)

4.3		Certificate of Formation of Hiland Partners GP Holdings, LLC (incorporated by reference to Exhibit 3.3 of Registrant’s Statement on Form S-1 (File No. 333-134491))

4.4		Amended and Restated Limited Liability Company Agreement of Hiland Partners GP Holdings, LLC(incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-Q filed on November 13, 2006)

10.1		First Amended and Restated Senior Secured Credit Agreement

19.1		Code of Ethics for Chief Executive Officer and Senior Finance Officers (incorporated by reference to Exhibit 19.1 of Registrant’s annual report on Form 10-K filed on March 20, 2007)

21.1		List of Subsidiaries of Hiland Holdings GP, LP (incorporated by reference to Exhibit 21.1 of Registrant’s Statement on Form S-1 (File No. 333-134491))

31.1	—	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

+Denotes a management contract or compensatory plan or arrangement.

†Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Enid, Oklahoma, on this 10th day of August, 2009.

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

1.1

Underwriting Agreement by and between Hiland Holdings GP, LP and Lehman Brothers Inc., as representative of the underwriters named therein dated as of September 19, 2006. (incorporated by reference to Exhibit 1.1 of Registrant’s Statement on Form S-1 (File No. 333-134491))

2.1

Contribution Agreement among Hiland Holdings GP, LP, Hiland Partners GP Holdings, LLC, Hiland Partners GP, Inc., Continental Gas Holdings, Inc., HHGP Holding, LLC, Harold Hamm DST Trust, Harold Hamm HJ Trust, Randy Moeder, Equity Financial Services, Inc. and Ken Maples dated May 24, 2006. (incorporated by reference to Exhibit 2.1 of Registrant’s Statement on Form S-1 (File No. 333-134491))

2.2

Acquisition Agreement by and among Hiland Operating, LLC, Hiland Partners, LLC and the members of Hiland Partners, LLC dated as of September 1, 2005 (incorporated by reference to Exhibit 2.2 of Hiland Partners, LP’s Form 8-K filed on September 29, 2005)

2.3

Amendment No. 1 dated September 12, 2006 to Contribution Agreement among Hiland Holdings GP, LP, Hiland Partners GP Holdings, LLC, Hiland Partners GP, Inc., Continental Gas Holdings, Inc., HHGP Holding, LLC, Harold Hamm DST Trust, Harold Hamm HJ Trust, Randy Moeder, Equity Financial Services, Inc. and Ken Maples dated May 24, 2006. (incorporated by reference to Exhibit 2.3 of Registrant’s Statement on Form S-1 (File No. 333-134491))

2.4

Agreement and Plan of Merger, dated as of June 1, 2009, by and between Hiland Holdings GP, LP, Hiland Partners GP Holdings, LLC, HH GP Holding, LLC and HPGP MergerCo, LLC (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on June 1, 2009). Schedules and Exhibits are omitted pursuant to Section 601(b)(2) of Regulation S-K.

2.5

Equity Commitment Letter Agreement, dated as of June 1, 2009, by and between Harold Hamm and HH GP Holding, LLC (incorporated by reference to Exhibit 2.3 of the Registrant’s Form 8-K filed on June 1, 2009).

2.6

Support Agreement, dated as of June 1, 2009, by and between Hiland Holdings GP, LP, Hiland Partners GP Holdings, LLC, Harold Hamm, Continental Gas Holdings, Inc., Bert Mackie, as trustee of the Harold Hamm DST Trust and the Harold Hamm HJ Trust, HH GP Holding, LLC and HPGP MergerCo, LLC (incorporated by reference to Exhibit 2.5 of the Registrant’s Form 8-K filed on June 1, 2009).

2.7

Agreement and Plan of Merger, dated as of June 1, 2009, by and between Hiland Partners, LP, Hiland Partners GP, LLC, HH GP Holding, LLC and HLND MergerCo, LLC (incorporated by reference to Exhibit 2.2 of the Registrant’s Form 8-K filed on June 1, 2009). Schedules and Exhibits are omitted pursuant to Section 601(b)(2) of Regulation S-K.

2.8

Equity Commitment Letter Agreement, dated as of June 1, 2009, by and between Harold Hamm and HH GP Holding, LLC (incorporated by reference to Exhibit 2.4 of the Registrant’s Form 8-K filed on June 1, 2009).

2.9

Support Agreement, dated as of June 1, 2009, by and between Hiland Partners, LP, Hiland Partners GP, LLC, Hiland Holdings GP, LP, Hiland Partners GP Holdings, LLC, HH GP Holding, LLC and HLND MergerCo, LLC (incorporated by reference to Exhibit 2.6 of the Registrant’s Form 8-K filed on June 1, 2009).

3.1	Certificate of Limited Partnership of Hiland Holdings GP, LP (incorporated by reference to Exhibit 3.1 of Registrant’s Statement on Form S-1 (File No. 333-134491))

3.2	Amended and Restated Agreement of Limited Partnership of Hiland Holdings GP, LP (incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-Q filed on November 13, 2006)

3.3	Certificate of Formation of Hiland Partners GP Holdings, LLC (incorporated by reference to Exhibit 3.3 of Registrant’s Statement on Form S-1 (File No. 333-134491))

3.4	Amended and Restated Limited Liability Company Agreement of Hiland Partners GP Holdings, LLC(incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-Q filed on November 13, 2006)

4.1		Certificate of Limited Partnership of Hiland Holdings GP, LP (incorporated by reference to Exhibit 3.1 of Registrant’s Statement on Form S-1 (File No. 333-134491))

4.2		Amended and Restated Agreement of Limited Partnership of Hiland Holdings GP, LP (incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-Q filed on November 13, 2006)

4.3		Certificate of Formation of Hiland Partners GP Holdings, LLC (incorporated by reference to Exhibit 3.3 of Registrant’s Statement on Form S-1 (File No. 333-134491))

4.4		Amended and Restated Limited Liability Company Agreement of Hiland Partners GP Holdings, LLC(incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-Q filed on November 13, 2006)

10.1		First Amended and Restated Senior Secured Credit Agreement

19.1		Code of Ethics for Chief Executive Officer and Senior Finance Officers (incorporated by reference to Exhibit 19.1 of Registrant’s annual report on Form 10-K filed on March 20, 2007)

21.1		List of Subsidiaries of Hiland Holdings GP, LP (incorporated by reference to Exhibit 21.1 of Registrant’s Statement on Form S-1 (File No. 333-134491))

31.1	—	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

+Denotes a management contract or compensatory plan or arrangement.

†Portions of this exhibit have been omitted pursuant to a request for confidential treatment.